Form 10-Q
period 2001-08-31
SERACARE LIFE SCIENCES INC
filed 2001-10-15
CIK 1156295

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission file number 0-33045

SERACARE LIFE SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0056054 (I.R.S. Employer Identification No.)
1935 Avenida del Oro, Suite F Oceanside, California (Address of Principal Executive offices)	92056 (Zip Code)

Registrant's Telephone Number: (760) 806-8922

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of September 30, 2001, the issuer had 5,633,468 shares of its common stock, no par value per share issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Financial statements are provided as follows:

Page Number
SeraCare Life Sciences, Inc.
Statements of Operations—(Unaudited)
For the six and three months ended August 31, 2001 and
For the six and three months ended August 31, 2000	3
Balance Sheets—
as of August 31, 2001 (Unaudited)
and as of February 28, 2001 (Audited)	4
Statements of Cash Flows—(Unaudited)
For the six months ended August 31, 2001 and
For the six months ended August 31, 2000	5
Notes to Financial Statements	6

SeraCare Life Sciences, Inc.
Statements of Operations
(In whole dollars, except per share data)
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31 2001	August 31 2000	August 31 2001	August 31 2000
Revenues	$7,411,340	$10,388,904	$4,258,689	$6,554,568
Cost of sales	4,902,035	7,450,887	3,080,270	4,743,539

Gross profit	2,509,305	2,938,017	1,178,419	1,811,029
General and administrative expenses	1,525,207	1,386,741	838,350	811,961

Net income from operations	984,098	1,551,276	340,069	999,068
Other expense (income), net	0	(11,329)	0	(1,389)

Income before income tax expense	984,098	1,562,605	340,069	1,000,457
Income tax expense	403,480	640,668	139,428	410,187

Net income	$580,618	$921,937	$200,641	$590,270

Earnings per common share
Basic (Note 2)	$0.10	$0.16	$0.04	$0.10

Diluted (Note 2)	$0.10	$0.16	$0.04	$0.10

Weighted average shares issued and outstanding
Basic (Note 2)	5,633,467	5,633,467	5,633,467	5,633,467

Diluted (Note 2)	5,633,467	5,633,467	5,633,467	5,633,467

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Balance Sheets
(In whole dollars)

	As of
	August 31, 2001 (Unaudited)	February 28, 2001 (Audited)
Assets
Current Assets
Cash and cash equivalents	$1,290,069	$68,469
Accounts receivable	2,456,873	4,424,047
Inventory	13,785,360	11,675,243
Prepaid expenses and other current assets	152,736	180,162

Total Current Assets	17,685,038	16,347,921

Property and equipment—net	513,020	340,324
Goodwill, less accumulated amortization of $685,783 and $575,475	3,639,851	3,750,159
Other assets	157,858	124,075

Total Assets	$21,995,767	$20,562,479

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,628,784	$3,713,565
Accrued expenses	15,979	7,449

Total current liabilities	1,644,763	3,721,014

Advances from parent	13,428,061	10,499,140

Stockholders' equity
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 5,633,467 shares issued and outstanding	1,000	1,000
Additional paid-in capital	144,924	144,924
Retained earnings	6,777,019	6,196,401

Total stockholders' equity	6,922,943	6,342,325

Total Liabilities and Stockholders' Equity	$21,995,767	$20,562,479

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Statement of Cash Flows
(In whole dollars)
(Unaudited)

	For the Six Months Ended
	August 31 2001	August 31 2000
Increase (Decrease) in Cash
Cash flows from operating activities
Net income (loss)	$580,618	$921,937
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	131,682	128,486
(Increase) decrease from changes in:
Accounts receivable	1,967,174	791,523
Inventory	(2,110,117)	(2,829,010)
Prepaid expenses and other current assets	27,426	(39,861)
Other assets	(33,783)	(129,562)
Accounts payable	(2,084,781)	(2,614,589)
Accrued expenses	8,530	(56,303)

Net cash used in operating activities	(1,513,251)	(3,827,379)

Cash flows from investing activities
Purchases of property and equipment	(194,070)	(120,068)

Net cash provided by (used in) investing activities	(194,070)	(120,068)

Cash flows from financing activities
Advances from parent	2,928,921	3,963,671

Net cash provided by financing activities	2,928,921	3,963,671

Net increase in cash and cash equivalents	1,221,600	16,224
Cash and cash equivalents, beginning of period	68,469	342,837

Cash and cash equivalents, end of period	$1,290,069	$359,061

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	None	None
State income taxes (Note 3)	None	None

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Notes to Financial Statements

1.  Statement of information furnished

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. as of August 31, 2001, and the results of its operations and cash flows for the six months and three months ended August 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Registration Statement on Form 10 for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999.

    The results of operations for the six months and three months ended August 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

    Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules to Form 10-Q. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended February 28, 2001 included in the Company's Registration Statement on Form 10.

2.  Basis of Presentation

    Included in selling, general and administrative expenses are $49,150 for the six month periods ended August 31, 2001 and 2000 and $24,580 for the three months ended August 31, 2001 and 2000, resulting from the allocation of management and administrative salaries based on estimated time devoted to SeraCare Life Sciences operations.

3.  Earnings Per Share

    On September 21, 2001, the Company effected a stock split whereby the 1,000 common shares then held by SeraCare, Inc. as the sole shareholder were split into 5,633,467 in anticipation of the September 24, 2001 spin-off and distribution of such shares to the shareholders of SeraCare, Inc.

    Basic earnings per common share amounts for the six months and three months ended August 31, 2001 and 2000 have been calculated on a proforma basis as if the stock split had been effected for those periods. Diluted earnings per share for the same six and three-month periods were calculated in the same manner.

4.  Income Taxes

    Historically, SeraCare Life Sciences, Inc. has filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. For purposes of this presentation, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates.

5.  Litigation

    There are no material pending legal proceedings, other than routine litigation occurring in the normal course of the Company's operations, to which the Company is a party or of which any of its property is subject. SeraCare Life Sciences, Inc. Notes to Financial Statements

6.  Subsequent Events

    At the end of business on September 24, 2001, as previously disclosed, SeraCare Life Sciences, Inc. was spun-off to the shareholders of SeraCare, Inc. and became an independent company.

    On September 21, 2001, SeraCare, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics would terminate effective October 31, 2001 and would not be assigned to SeraCare Life Sciences, Inc. The Company is currently reviewing what impact the termination of the Collaboration Agreement may have on the fair value of its inventory.

7.  Segment Information

    The Statement of Financial Accounting Standards No. 131, Disclosure about segments of an Enterprise and related Information" ("SFAS No. 131"), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the six months and three months ended August 31, 2001 and 2000.

	For the Six Months Ended		For the Three Months Ended
	August 31, 2001	August 31, 2000	August 31, 2001	August 31, 2000
Net sales—unaffiliated customers:
Therapeutic Products	$2,487,079	$6,118,583	$1,519,025	$4,788,487
Diagnostic Products	4,924,261	4,270,321	2,739,664	1,766,081

Total	7,411,340	10,388,904	4,258,689	6,554,568

Segment operating income (loss):
Therapeutic Products	383,666	811,278	177,551	780,865
Diagnostic Products	759,899	899,465	237,081	287,998
Corporate / Other	(159,467)	(159,467)	(74,563)	(69,795)

Total	984,098	1,551,276	340,069	999,068

Reconciling items:
Other (income), net	—	11,329	—	1,389

Income before income taxes	$984,098	$1,562,605	$340,069	$1,000,457

    Segment operating income is defined as earnings before income taxes, interest, special charges and other non-operating income and expenses. "Corporate and other" includes general administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the six and three month periods just ended or during the same prior year periods.

8.  New Accounting Pronouncements

    In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value to be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended February 28, 2001.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 14, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the Company's financial statements.

    In March 2000, Emerging Issues Task Force No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2) was issued. The Task Force issue outlined the capitalization and expense requirements of costs incurred to development internet web sites. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of EITF 00-2 is not expected to have a material impact on the Company's financial statements.

    In July 2001, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which revises the accounting and reporting for purchased goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested annually, or in the event of an impairment indicator, for impairment. The Company expects that the adoption of SFAS 142 will reduce annual expenses by approximately $220,000.

    In June 2001, the Financial Accounting Standards Board approved for issuance statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 in addition SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    We caution you that this document contains disclosures that are forward-looking statements. All statements regarding Life Sciences' expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in "Risk Factors".

RESULTS OF OPERATIONS

Six Months Ended August 31, 2001 as compared to Six Months Ended August 31, 2000

REVENUE

    Net revenue of the Company decreased by 29%, or $2,977,564 to $7,411,340 during the current year period. This decrease was primarily the result of a deferral of certain shipments by the Company's largest customer until the third and fourth quarters.

GROSS PROFIT

    Gross profit for the six month period just ended decreased by $428,712 or 15 percent mainly due to the decreased sales referred to above.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses in the current period increased by $138,466 to $1,525,207, an increase of 10%. A significant portion of the increase was the result of an increase in salaries and expenses in support of the distribution operations due to a sales and marketing restructuring. Also contributing were higher legal and professional fees.

INCOME BEFORE INCOME TAX EXPENSE

    As a result of the above, income before income tax expense decreased by $578,507 or 37 percent to $984,098.

INCOME TAX EXPENSE

    The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. For purposes of this presentation, income taxes for the Company have been estimated for all periods presented at an overall rate of 41 percent to reflect the appropriate statutory rates.

NET INCOME

    As a result of the above, net income for the six months ended August 31, 2001 was $580,618 compared to $921,937 for the same prior year period.

Three Months Ended August 31, 2001 as compared to Three Months Ended August 31, 2000

REVENUE

    Net revenue of the Company decreased by 35%, or $2,295,879 to $4,258,689 during the current year period. This decrease was primarily the result of a deferral of certain shipments by the Company's largest customer until the third and fourth quarters.

GROSS PROFIT

    Gross profit decreased by $632,610 or 35 percent in the current year period to $1,178,419 mainly due to the decrease in sales referenced above.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses in the current quarter increased by $26,389 to $838,350, an increase of 3% due primarily to the sales and marketing restructuring.

INCOME BEFORE INCOME TAX EXPENSE

    As a result of the above, income before income tax expense decreased by $660,388 or 66 percent to $340,069.

INCOME TAX EXPENSE

    The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. For purposes of this presentation, income taxes for the Company have been estimated for all periods presented at an overall rate of 41 percent to reflect the appropriate statutory rates.

NET INCOME

    As a result of the above, net income for the three months ended August 31, 2001 was $200,641 compared to $590,270 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    As of August 31, 2001 the Company's current assets exceeded current liabilities by $16,040,275 compared to $12,626,907 as of February 28, 2001, which translates into a current ratio as of August 31, 2001 of 10.75 to 1 compared to 4.39 to 1 as of February 28, 2001. Total liabilities as of August 31, 2001, excluding advances from parent, were $1,644,763 compared to $3,721,014 as of February 28, 2001. The total debt to equity ratio as of August 31, 2001, excluding advances from parent, was 4.21 compared to 1.70 as of February 28, 2001.

    Net cash used in operating activities during the six-month period ended August 31, 2001 was $1,513,251 compared to $3,827,379 during the same prior year period. The current year period results were due primarily to an increase in inventory related to the specialty plasma collaboration and a decrease in accounts payable resulting from the timing of payments for product, partially offset by a reduction in accounts receivable resulting mostly from the timing of payments from customers.

    Cash flows used in investing activities for the six-months ended August 31, 2001 was $194,070 compared to $120,068 for the comparable prior year period. Both period results were primarily due to capital expenditures for machinery and equipment.

    Cash flow provided by financing activities was $2,928,921 for the current year period compared to $3,963,671 for the comparable period in the prior year. The results for both periods were due to advances from the parent.

    As of the date of the spin-off, the net inter-company amount due to SeraCare, Inc. will be deemed additional investment and accordingly will be reclassified to additional paid-in capital.

    Much of the current year period was spent restructuring sales and marketing in addition to establishing and expanding the manufacturing capability in Oceanside. The manufacturing operations established to provide bulk plasma based products and serums for diagnostic customers rapidly reached capacity and the Company needed to expand the manufacturing capacity in order to meet the growing demand. In addition, and in direct response to input from customers, management determined to design the expansion in order to increase the variety of products which can be manufactured in Oceanside. Management believes this strategic repositioning of the Company is necessary in order to insure long-term success in this highly regulated and competitive industry.

Inflation

    Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

New Accounting Pronouncements

    In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value to be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended February 28, 2001.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 14, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the Company's financial statements.

    In March 2000, Emerging Issues Task Force No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2) was issued. The Task Force issue outlined the capitalization and expense requirements of costs incurred to development internet web sites. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of EITF 00-2 is not expected to have a material impact on the Company's financial statements.

    In July 2001, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which revises the accounting and reporting for purchased goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested annually, or in the event of an impairment indicator, for impairment. The Company expects that the adoption of SFAS 142 will increase annual income by approximately $220,000 annually.

    In June 2001, the Financial Accounting Standards Board approved for issuance statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001 in addition SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

Other Items

    Our historical financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred if we had been a separate, independent company during the periods presented, nor is it indicative of our future performance. The historical financial statements do not reflect any changes that may occur in our capitalization or results of operations as a result of, or after, the spin-off.

Post Closing Spin-off of SeraCare Life Sciences, Inc.

    Effective as of the close of business on September 24, 2001, the day prior to the merger of SeraCare with a subsidiary of Instituto Grifols, SeraCare spun-off SeraCare Life Sciences, Inc. to SeraCare's existing stockholders in a distribution.  In the spin-off, stockholders of SeraCare received two shares of Life Sciences common stock for every five shares of SeraCare common stock that they owned as of the close of business on September 24, 2001. A total of 5,633,468 shares of SeraCare Life Sciences, Inc. common stock was issued as part of the spin-off. Warrant and option holders of SeraCare also participated in the distribution. Holders of options or warrants to purchase SeraCare common stock who held their options or warrants on the day prior to the spin-off received options or warrants to purchase two shares of common stock of Life Sciences for every five shares of common stock underling the SeraCare options or warrants held. The SeraCare Life Sciences option or warrant has an exercise price equal to 2.5 times the product of (i) the exercise price of the SeraCare option or warrant and (ii) .079. Options and warrants to purchase an aggregate of 2,253,047 shares of SeraCare Life Sciences common stock was issued as part of the spin-off. With the spin-off, certain obligations and commitments accrued to the Company including:

  •
  A Supply and Services Agreement between SeraCare and the Company became effective under which SeraCare will provide certain plasma products and plasmapheresis services. In connection with such agreement, the Company granted Probitas Pharma S.A. a warrant to purchase 563,347 shares of the Company's common stock at an exercise price equal to the twenty-day average closing price of the Company's stock following the spin-off.
  •
  On September 21, 2001, SeraCare, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics would terminate effective October 31, 2001 and would not be assigned to SeraCare Life Sciences, Inc. The Company is currently reviewing what impact the termination of the Collaboration Agreement may have on the fair value of its inventory.
  •
  The Company will become responsible for filing its own tax returns and will not be able to apply the loss carry-forwards of its former parent, SeraCare, Inc.

    For more information relating to the spin-off including a discussion of the "Reasons for the Spin-off", "Manner of Effecting the Spin-off", "Treatment of Stock Options and Warrants" and "Risk Factors" refer to the Company's Registration Statement on Form 10.

RISK FACTORS

    You should carefully consider all the information we have included in this Quarterly Report on Form 10Q and in the Registration Statement on Form 10 filed on August 19, 2001. In particular, you should carefully consider the Risk Factors described below and the additional Risk Factors discussed in the Form 10. Also, please read "Cautionary Statement as to Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Having No Recent Operating History As An Independent Company Makes It Difficult To Predict Our Profitability As A Stand-Alone Company

    We do not have a recent operating history as an independent company. Our business has relied on SeraCare for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of SeraCare's other businesses. After the spin-off, SeraCare is only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents.

    Following the spin-off, we will incur costs and expenses associated with the management of a public company that we expect will be greater than the amount reflected in our historical financial statements. While we have been profitable as part of SeraCare, there can be no assurance that, as a stand-alone company, our future profits will be comparable to historical operating results before the spin-off.

    We also will need to dedicate significant managerial and other resources at the corporate level to establish the infrastructure and systems necessary for us to operate as an independent public company. While we believe that we have sufficient management resources, we cannot assure you that this will be the case or that we will successfully implement our operating and growth initiatives. Failure to implement these initiatives successfully could have a material adverse effect on our business, results of operations and financial condition.

The Company's Stock Price Is Expected To Be Volatile

    The market price of our common stock is expected to be volatile. We believe that future announcements concerning us, our competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts projections of financial performance, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of our outstanding common stock in the public market could also materially adversely affect the market price of our common stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

We May Need Additional Capital

    In order to implement our growth strategy and remain competitive, we must make investments in research and development to develop new and enhanced products and continuously upgrade our process technology and manufacturing capabilities. In order to do this, we will need to obtain additional capital. Although we believe that anticipated cash flows from operations will be sufficient to satisfy our working capital and normal operating requirements, we cannot fund our planned research and development, capital investment programs and possible acquisitions without additional capital. We will no longer be able to rely on SeraCare as an additional source of capital. Capital may include debt and equity financings or bank borrowings (subject to contractual restrictions which may be imposed by our creditors and investors on our ability to issue debt or equity securities).

    Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We cannot assure you that we will be able to enter into a credit facility or obtain additional capital on acceptable terms. If we borrow money we may become subject to restrictive covenants. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

Market Supply And Demand For Plasma Products Fluctuates

    The demand for our plasma products depends in large part on the number and uses of products which require plasma components for their manufacture or production. Many of the plasma products which we sell are used in the manufacture of diagnostic products to diagnose certain diseases. Several companies are attempting to develop and market products to treat these diseases based upon technology which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could reduce the demand for our plasma products.

    The supply of plasma has been constrained in recent years due in large part to the more rigorous screening procedures required by regulatory authorities and manufactures of plasma-based products to detect the presence of disease causing organisms. These safety procedures have disqualified a portion of the potential donor population. Additionally, the supply of plasma available to us depends on the available processing capacity of the fractionation facilities used in the industry to process plasma. These and other factors could adversely affect our ability to obtain an adequate supply of plasma for manufacturing of our products in the future.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    On September 21, 2001, the Company filed a Current Report on Form 8-K with respect to the termination of the Quest Collaboration Agreement for the collection and sale of specialty plasma.

    On September 25, 2001, the Company filed a Current Report on Form 8K with respect to the completion of the spin-off transaction.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC. (Registrant)
Dated: October 12, 2001	By:	/s/ BARRY D. PLOST Barry D. Plost, Chairman & CEO

	By:	/s/ JERRY L. BURDICK Jerry L. Burdick, Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
SeraCare Life Sciences, Inc. Statements of Operations (In whole dollars, except per share data) (Unaudited)
SeraCare Life Sciences, Inc. Balance Sheets (In whole dollars)
SeraCare Life Sciences, Inc. Statement of Cash Flows (In whole dollars) (Unaudited)
SeraCare Life Sciences, Inc. Notes to Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
RESULTS OF OPERATIONS
  Six Months Ended August 31, 2001 as compared to Six Months Ended August 31, 2000
  Three Months Ended August 31, 2001 as compared to Three Months Ended August 31, 2000
LIQUIDITY AND CAPITAL RESOURCES
RISK FACTORS
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES