Form 10-KT
period 2001-09-30
SERACARE LIFE SCIENCES INC
filed 2002-01-02
CIK 1156295

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/ /	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

or

/x/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM MARCH 1, 2001 TO SEPTEMBER 30, 2001

Commission file number 0-33045

SERACARE LIFE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

California	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1935 Avenida del Oro, Suite F
Oceanside, California 92056

(Address of principal executive offices including zip code)

(760) 806-8922

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value share
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. / /

    As of December 5, 2001, there were 7,334,078 shares of the registrant's Common Stock outstanding. As of December 5, 2001, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $19,505,155 based on the closing sale price of $4.60 per share as reported by the National Association of Securities Dealers Over the Counter Bulletin Board. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

PART I

ITEM 1. BUSINESS.

CAUTIONARY NOTE AS TO FORWARD LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in "Risk Factors".

Our Company

    We are a manufacturer of plasma-based diagnostic products and distributor of therapeutic products based in Oceanside, California with distributors strategically located in Milan and Seoul. We are a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an exclusive supplier in many customers' regulatory applications with the FDA. Our primary focus is on the sale of plasma-based therapeutic, cell culture and diagnostic products to domestic and international customers. During the past two years, we have also made progress in establishing ourselves as a manufacturer of bulk plasma-based products and serums. Much of the current year period was spent restructuring sales and marketing in addition to ramping up and expanding the manufacturing capability in Oceanside. The manufacturing operations which were established to provide bulk plasma based products and serums for diagnostic customers rapidly reached capacity and the Company needed to expand the manufacturing capacity in order to meet the growing demand. In addition, and in direct response to input from customers, management determined to design the expansion in order to increase the variety of products which can be manufactured in Oceanside. Management believes this strategic repositioning of the Company is necessary in order to insure long-term success in this highly regulated and competitive industry. During the course of this evolution, we have helped many customers develop internal protocols and standards used to establish quality control benchmarks and have performed various other value-added services for our customers in order to establish solid relationships. We have made significant progress as a major supplier of plasma-based diagnostic products to several pharmaceutical and biotech companies including being an exclusive distributor for Proliant, the largest producer of bovine products in the world. We have continued to build on our product expertise by cultivating alternative diagnostic applications for traditionally therapeutic products as an alternative to animal-based mediums.

Industry Overview

    Our business operates in the industry known as the "bioscience" or "life sciences" industry. The products in our industry can be divided into three categories, therapeutic, diagnostic and cell culture. Diagnostic products are used to diagnose specific patient conditions, including infectious disease and blood type, and include products consisting of antibodies that are used to determine blood type or screen for a specific disease. The diagnostic segment also includes non-human derived blood products for cell culture, research, manufacturing or in vitro diagnostic use. Therapeutic products are used for the treatment or prevention of disease conditions, and include products consisting of specialty antibodies, non-specialty antibodies and source plasma. Cell culture products are media used to grow cells including but not limited to monoclonal antibodies and recombinant proteins.

    Product sectors in which we compete include source plasma, specialty and non-specialty antibodies found in source plasma and other specialty biologic components.

    Antibodies are proteins produced by B cells, which are designed to control the immune response in extra-cellular fluids. B cells develop in the bone marrow and are responsible for immunity in the intercellularfluids.

    Plasma is the liquid part of blood and is collected through a procedure similar to giving blood. The clear plasma is mechanically separated from the cellular elements of the blood (such as red and white blood cells and platelets) through centrifugation or membrane filtration at the time the donation is made. These cellular elements are then returned to the donor as part of the same procedure.

The process of collecting plasma is known as plasmapheresis. Because blood cells are returned, it is possible for individuals to donate plasma more frequently than whole blood. Donations of plasma can be made up to twice per week or 104 times per year pursuant to FDA rules. Source plasma is the cornerstone for most therapeutic and diagnostic products. The availability of source plasma affects the ability to produce therapeutic and diagnostic products. We believe that a significant worldwide shortage of plasma has developed which could last three to five years. In our opinion, the market factors currently affecting the supply and demand of source plasma and plasma derived products include the following:

  •
  The expanded use of immune globulins to prevent and treat disease;

  •
  The worldwide plasma shortage which has been made worse by the impact of the (BSE) and (TSE) disease in Europe;

  •
  Extensive public concern over the safety of blood products, which has led to increased domestic and foreign regulatory control over the collection and testing of plasma and the disqualification of certain segments of the population from the donor pool;

  •
  The continuing increase in the uses of plasma as the source material for new treatments and applications, such as fibrin glue, a growth agent for microbiotics and vaccines;

  •
  The increased demand for plasma-based healthcare products worldwide, which has led to expansion of fractionation capacity; and

  •
  The barriers to entry into the fractionation and plasma collection business, including the extensive FDA and ABRA approval process, which can take years to complete.

Company History

    SeraCare Life Sciences, Inc. was incorporated under the laws of the State of California in 1984 and changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. In February 1998, SeraCare, Inc. acquired all of our outstanding stock in a strategic acquisition designed to expand sales and distribution opportunities internationally. At that time, we were a worldwide marketing organization for therapeutic blood plasma products, diagnostic test kits, specialty plasma and bulk plasma. During the initial twelve months after the acquisition, our primary product was human blood plasma that was sold to various established customers internationally. Since that time, the ever-increasing shortage of bulk plasma has resulted in a transition of our business away from bulk plasma to manufacturing of plasma-based diagnostic products and distribution of therapeutic products. Key to this transition has been: (1) the agreement with Instituto Grifols, S.A. under which Grifols supplies us with Human Serum Albumin, which we then distribute to multinational biotech companies; (2) the joint venture agreement with Proliant for the distribution of Bovine Serum Albumin to multinational diagnostic products manufacturers; and (3) the establishment of a manufacturing operation in Oceanside for the custom manufacturing of bulk serums and other plasma products.

    On September 24, 2001 in connection with the merger of SeraCare, Inc. with a subsidiary of Instituto Grifols, S.A, SeraCare spun-off our company to SeraCare's existing stockholders in a distribution. In the spin-off, stockholders of SeraCare received two shares of our common stock for every five shares of SeraCare common stock that they owned as of the close of business on September 24, 2001. A total of 5,633,467 shares of our common stock was issued as part of the spin-off. Warrant and option holders of SeraCare also participated in the distribution. Holders of options or warrants to purchase SeraCare common stock who held their options or warrants on the day prior to the spin-off received options or warrants to purchase two shares of common stock of our company for every five shares of common stock underlying the SeraCare options or warrants held. Options and warrants to purchase an aggregate of 2,272,434 shares of our common stock were issued as part of the spin-off.

    On November 6, 2001 we announced a change in our fiscal year from February 28/29 to September 30, 2001. Accordingly, we have prepared this transition report on Form 10-K for the transition period from March 1, 2001 to September 30, 2001.

Principal Business Divisions

    Our business operates through two divisions, the Therapeutics division and the Diagnostics division. The primary focus of the Therapeutics division is the sale of our therapeutic products internationally. The primary focus of our Diagnostics division is the sale of our diagnostic products domestically. For financial information relating to our business segments, refer to Note 6 to our financial statements. See "Index to our Financial Statements at page F-1."

Regulatory Issues

    The blood resources industry is one of the most heavily regulated in the United States. Federal, state, local and international regulations are designed to protect the health of the donors as well as the integrity of the products. The Food and Drug Administration (the "FDA") administers the federal regulations across the country. Failure to comply with FDA regulations, or state and local regulations, may result in the forced closure of a facility licensed by the FDA or monetary fines or both, depending upon the issues involved. We are also subject to regulation by Occupational Safety and Health Administration ("OSHA").

    These regulations apply to our manufacturing facility in Oceanside, California. In addition, these regulations apply to the collection facilities under contract with us that supply us with plasma and the facilities where we refer donors for plasmapheresis services in connection with our specialty plasma program (our "contract collection centers"). We do not own or operate plasma collection centers or perform plasmapheresis services. The following summarizes the nature of certain of these regulations:

Federal Government

  Food and Drug Administration:

    The testing, manufacturing, storage, transport, labeling, export, and marketing of blood products and in vitro diagnostic products are extensively regulated. In the U.S., the FDA regulates blood products and medical devices under the Food, Drug, and Cosmetic Act, the Public Health Service Act, and implementing regulations. Violations of FDA requirements may result in various adverse consequences, including shutdown of a facility, withdrawal of product approvals, and the imposition of civil or criminal penalties.

    Generally, blood products and in vitro diagnostics may not be marketed in the U.S. unless they are the subject of a FDA approval or clearance. Obtaining FDA approvals and clearances is time consuming, expensive and uncertain. Approvals or clearances for the products we manufacture and distribute are generally obtained and held by our customers, who often include information on our product, as well as their own, in their FDA applications for approval or clearance. Once a product is approved or cleared, certain product changes must receive FDA approval or clearance before they are implemented. If our customers do not obtain and maintain FDA approvals or clearances in compliance with the law, it could adversely affect our ability to continue to manufacture and distribute our products.

    In addition, we must comply with extensive FDA requirements governing our manufacturing procedures and practices. These requirements cover, among other issues, personnel qualifications; suitability of facilities; product processing, packaging, labeling, and shipping; and record keeping. We are also required to register and list our products with the FDA. The FDA periodically inspects facilities to assess compliance with these requirements, and manufacturers must continue to spend time, money and effort to maintain compliance. Future inspections may identify compliance issues at our facilities, or those of our suppliers or customers, that could disrupt production, or require substantial resources to correct. In addition, discovery of problems with a product may result in restrictions on the product, manufacturer, or license holder, including withdrawal of the product from the market.

  Occupational Safety and Health Administration:

    As with most operating companies, our manufacturing facility and the contract collection centers must comply with both Federal and State OSHA regulations. We train our employees in current OSHA standards, provide hepatitis vaccine to employees when desired, and maintain all required records. OSHA does inspect operating locations as they deem appropriate, and generally do so without advance notice. We have no outstanding issues relating to an OSHA inspection that required corrective action.

  State Governments:

    Most states in which we operate have regulations that parallel the federal regulations. Most states conduct periodic unannounced inspections and require licensing under each state's procedures. The Company currently has no unresolved issues relating to any state regulations.

Discussion Of Our Primary Products

    Currently, most of our products are made from source plasma. Plasma derived products can be divided into two groups, diagnostic or "non-injectable" into humans and therapeutic or "injectable" into humans. Diagnostic products are used to diagnose specific patient conditions, including infectious disease and blood type and are not injected into humans. Therapeutic products are used as exciepients in the manufacture of vaccines.

    Plasma collected by our contract collection centers is placed in storage on site while a sample thereof is sent to a lab for testing. No plasma can be shipped to us unless test results are received which indicate the plasma is free of any bacterial or viral occurrences. If results of the testing indicate any bacterial or viral presence, we may retain the plasma as specialty plasma for our diagnostic products or research purposes.

    Or, if the donor was a referred donor from our specialty plasma program, then we know that the plasma will be specialty plasma for our diagnostic products. If the plasma cannot be sold as source plasma or specialty plasma, it is generally destroyed. Plasma is collected by the contract collection centers in accordance with SeraCare, Inc.'s Standard Operating Procedures that have been approved by the FDA. These procedures, which all employees of the contract collection centers are required to follow, carefully spell out all safety related instructions. In accordance with such procedures, all initial donors are given a physical examination before being accepted as a plasma donor. Additionally, every time the donor donates, he or she is tested for the presence of blood borne pathogens such as hepatitis B, hepatitis C, HIV (antigen and antibody) and liver enzymes (indication of liver disease, such as other types of hepatitis). The donor is also checked for serum protein content and hematocrit (percent of red blood cells in serum). These tests serve as a safety mechanism for both the donor and the plasma. New donors are also checked for syphilis and drug use. Repeat donors are re-tested for syphilis three times each year and for drug use once each year.

Donor safety is very important to us. Accordingly, operating procedures for our referred donors in connection with our specialty plasma program require that donors have the process thoroughly explained, including the hazards and side effects and that each donor signs an informed consent form.

Therapeutic Plasma Products (Injectable)

    Source plasma is the base raw material used to manufacture many injectable therapeutic products, the most important of which are:

    Normal Serum Albumin and Plasma Protein Fraction, which are primarily used to keep vessel walls from collapsing following major injury, as blood volume expanders and as a protein replacement. They are used:

  •
  to treat shock due to trauma or hemorrhage;

  •
  to treat fluid loss due to severe burns;

  •
  in cardiovascular surgery;

  •
  to treat liver and kidney diseases; and

  •
  as a carrier for many other injectable solutions.

    Immune Globulins, which are used to strengthen the immune system in order to fight off common diseases such as:

  •
  Suppressed immune systems in cases of organ transplants, HIV and other immune deficiencies;

  •
  Hepatitis B;

  •
  Tetanus;

  •
  Rabies;

  •
  Whooping cough;

  •
  Measles;

  •
  Polio; and

  •
  Other immune related diseases

    Antihemophilic Factors, which are specific proteins found in plasma that are an integral part of the blood clotting mechanism. Persons born with an absence or a deficient amount of the protein suffer from hemophilia, types A, B, or Von Willebrand's Disease.

    Rh Immune Globulin, which is a substance administered to prevent incompatibilities between the blood of a fetus and mother. Rh incompatibility occurs when an Rh-negative woman is pregnant with an Rh-positive fetus. This occurs in 9-10% of pregnancies. If no preventive measures are taken, 0.7-1.8% of Rh-negative women with an Rh-positive fetus will become isoimmunized antenatally, developing Rh(D) antibody through exposure to fetal blood; 8-15% will become isoimmunized at birth, 3-5% after abortion (spontaneous or therapeutic), and 2.1-3.4% after amniocentesis. Rh(D)

isoimmunization currently occurs at a rate of about 1.5 per 1000 births. Its effects on the fetus or newborn include hemolytic anemia, hyperbilrubinemia, kernicterus, or intrauterine deaths due to hydrous fetalis. About 45% of cases require intrauterine or exchange transfusions to survive, and there are about four deaths from this disease per 100,000 total births. The prevalence of Rh(D) isoimmunization has declined significantly following the introduction of Rh(D) immune globulin.

    The administration of Rh(D) immune globulin to these women prevents maternal sensitization and subsequent hemolytic disease in Rh-positive infants. RhIG must be administered after abortion, amniocentesis, ectopic pregnancy, and antepartum hemorrhage, as well as after delivery.

Diagnostic Plasma Products (Non-injectable)

We provide our customers with a variety of diagnostic products, which are not injectible into humans and are used to diagnose specific patient conditions, including infectious disease and blood type. Some of our primary products include:

  •
  Blood Grouping and Typing Reagents that are used by blood banks to match donor blood with the recipient.

  •
  Laboratory Control Reagents that are used by laboratories to assure the quality control of their tests.

  •
  Special Test Kit Reagents that are derived from the plasma of donors known to have a specific disease and are used in the laboratory as a positive control test. The following are our primary disease state test kits:

  •
  Hepatitis A, B and C

  •
  HIV

  •
  Syphilis (RPR)

  •
  Rheumatoid Factor (RF)

    Our diagnostic products also include non-human blood products that are used for cell culture, research, manufacturing or in vitro diagnostic use only. Our animal products include:

  •
  Animal Sera, including Goat, Guinea Pig, Mouse, Rabbit, Rat and Sheep Serums; and

  •
  Bovine Protein Fractions, including Bovine Serum Albumin, Bovine Cholesterol Concentrate and Bovine Gamma Globulin.

Cell Culture

Cell culture products are media used to grow cells for recombinant protein, monoclonal antibodies, and research and laboratory use. Some examples of our cell culture products include:

  •
  Male AB Serum

  •
  Mouse Serum

  •
  Fetal Calf Serum

  •
  Transferrin

  •
  Specialty Plasma

    Specialty plasma can be for diagnostic or therapeutic purposes. Generally, specialty plasma contains high concentrations of specific antibodies and is used primarily to manufacture immune globulin therapeutic products that bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasma for therapeutic purposes significantly increased. Among the current uses for specialty plasma is the production of products to prevent hepatitis, Rh incompatibility in newborns, tetanus and rabies. Specialty plasma is also widely used for diagnostic and tissue culture purposes.

Our Customers

    We market our products to both domestic and international manufacturers of therapeutic and diagnostic products. Often our customers provide us with exact specifications and we develop a product specifically for that customer. Our customer then uses our product in manufacturing their product to be sold to the ultimate consumer.

    Our ability to supply quality plasma products to our customers helps them do their job effectively, with confidence and within schedule. Benefits we provide our customers include: elimination of duplicate screening of brokered-relabled samples and units; reduction in testing and screening fees because we pre-screen and pre-test products to meet our customers' specifications; shipping material to meet our customers' manufacturing deadlines and research demands; and maintaining traceability, reliability and control.

    Complete confidentiality is another very important feature of the service offered by us to our customers. Any information provided to us by our customers regarding commercially sensitive work or original research is kept in the strictest of confidence.

    For the seven months ended September 30, 2001, about 26% of net sales were to The Republic of Korea. During the year ended February 28, 2001, approximately 24%, 15% and 10% of net sales were to Genetics Institute, Haemopharm, Inc. and Biotest Pharma GmbH respectively. For the year ended February 29, 2000, approximately 16% and 23% of net sales were to Genetics Institute and The Republic of Korea respectively. The Republic of Korea represented about 35% of accounts receivable as of September 30, 2001. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our plasma products, our business and results of operations would be materially adversely affected.

Strategic Alliances

    Keys to our competitive strength are our strategic alliances with Instituto Grifols, S.A., and Proliant.

    SeraCare, Inc., our former parent, entered into an agreement in June 1999 with Instituto Grifols, S.A., assumed by us in connection with our spin-off from SeraCare in September 2001, under which Instituto Grifols supplies us with Human Serum Albumin, which we then distribute to multinational biotech companies. Under this agreement, Instituto Grifols, S.A. supplies us with Human Albumin for use in diagnostic products. This agreement provides us with a constant source of Human Albumin for manufacturing of our diagnostic products. We have negotiated favorable pricing for this agreement, and as a result we obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. Although we have entered into an amendment to the original agreement with Instituto Grifols extending the term until March 31, 2006, there can be no assurances that the agreement will not be terminated prior to such time. The loss of this contract would have a material adverse effect on our revenues and profitability.

    In 2000, SeraCare, Inc. entered into a distribution agreement with Proliant (formerly AMPC), assumed by us in connection with our spin-off from SeraCare in September 2001, the largest producer of bovine products in the world for the distribution of Bovine Serum Albumin to multinational diagnostic products manufacturers. This agreement grants our company the right to market Proliant's bovine serum albumin to the worldwide diagnostic industry. Bovine Albumin, also known as BSA or Fraction V, is a critical component for diagnostic assays, biopharmaceutical cell culture, microbial culture and life science research. We expect that this relationship with Proliant will expand into other products such as bovine immunoglobulins, bovine lipid products, and other animal-based proteins and base matrixes. These products are critical for biotechnology, diagnostic manufacturing and life science research.

    In January 2001, SeraCare, Inc. entered into a collaboration agreement with Quest Diagnostics, Inc., the nation's leading provider of diagnostic testing, information and services. Although the collaboration agreement was mutually terminated in September 2001 we are currently exploring opportunities for continuing to work with Quest Diagnostics on a restructured basis.

Competition

    We compete with fractionators, specialty plasma collection companies and distributors of plasma products in the sale of our therapeutic and diagnostic plasma products. Long term established relationships both internationally and domestically serve as the cornerstone of our competitive edge. In addition, we believe our ability to work with customers in developing Standard Operating Procedures and formulations for FDA approval is unique within the industry. However, if we are not able to sustain these relationships, or if more pharmaceutical companies decide to buy directly from fractionators, our business and future growth could be adversely affected.

    Our primary competitors include companies such as Serological Corporation, NABI and Boston Biomedica, Inc. all of which are larger companies than us.

Employees

    As of September 30, 2001, we employed 25 full time employees, including our corporate office staff.

    We believe that the relations between our employees and us are good, although there can be no assurances that such relations will continue. If we are unable to attract or retain qualified personnel there could be a material adverse effect on our business.

RISK FACTORS

    You should carefully consider the risks described below and other information in this transition report. Our business, financial condition and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

We May Need Additional Capital

    In order to implement our growth strategy and remain competitive, we must make investments in research and development to develop new and enhanced products and continuously upgrade our process technology and manufacturing capabilities. In order to do this, we may need to obtain additional capital. Although we believe that internal cash flows from operations will be sufficient to satisfy our working capital and normal operating requirements, we may not be able to fund our planned research and development, capital investment programs and possible acquisitions without additional capital.

    Our ability to raise additional capital will depend on a variety of factors, some of which may not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We cannot assure you that we will be able to enter into a credit facility or obtain additional capital on acceptable terms, or at all. An inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

We are Dependent on Strategic Alliances

    We are pursuing strategic alliances with third parties for the development of certain of our products. No assurance can be given that we will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner or that the collaboration itself will be successful. If we are not successful in our efforts, we may not be able to continue to develop our products under development. Even if we are successful, if any of our collaborative partners violate or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and we might be required to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any intellectual property developed with third parties. These and other possible disagreements between collaborators and us could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

We Make a Large Percentage of our Sales to Three Customers

    During the year ended February 28, 2001, approximately 49% of net sales were to three customers and for the year ended February 29, 2000, approximately 40% of net sales were to two customers. For the seven months ended September 30, 2001, about 26% of net sales were to one customer. This customer represented about 35% of year end accounts receivable. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our plasma products, our business and results of operations would be materially adversely affected.

An Interruption in the Supply of Diagnostics Products That We Purchase From Third Parties Could Cause a Decline in Our Sales

    We purchase diagnostics products that are used in the manufacture and testing of our plasma products from third parties, such as Instituto Grifols, S.A. and other companies. Any significant interruption in the supply of these diagnostics products could cause a decline in our plasma product sales, unless and until we are able to replace them.

    In particular, we have negotiated favorable pricing in our Human Serum Albumin agreement with Instituto Grifols, and as a result we obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. Although we have entered into an amendment to the original agreement with Instituto Grifols extending the term until March 31, 2006, there can be no assurances that the agreement will not be terminated prior to such time. The loss of this contract would have a material adverse effect on our revenues and profitability.

    We also depend on third parties such as Instituto Grifols, S.A. and other companies to provide their products on a timely and cost-effective basis and to deliver high quality products, enhance their current products, develop new products, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

Having No Recent Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

    We do not have a recent operating history as an independent company. Our business has relied on SeraCare, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of SeraCare's other businesses. As a result of the spin-off, SeraCare is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents that we entered into with SeraCare in connection with the spin-off.

    As a result of the spin-off, we will incur costs and expenses associated with the management of a public company that we expect will be greater than the amount reflected in our historical financial statements. While we have been profitable as part of SeraCare, there can be no assurance that, as a stand-alone company, our future profits will be comparable to historical operating results before the spin-off.

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

Our Stock Price is Expected to be Volatile

    The market price of our common stock is expected to be volatile. We believe that future announcements concerning us, our competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts' projections of financial performance, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of our outstanding common stock in the public market could also materially adversely affect the market price of our common stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

Investment in Our Common Stock may be Relatively Illiquid

    The trading volume of our former parent, SeraCare, Inc., was historically relatively low and we expect that the trading volume of our common stock will be even lower. Investments in our common stock may be relatively illiquid, and investors in our common stock must be prepared to bear the economic risks of such investment for an indefinite period of time.

Penny Stock Restrictions Will Adversely Affect the Market for Our Securities

    Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "SRLS". An investor will find it more difficult to purchase, dispose of, and to obtain accurate quotations as to the value of, our securities, than for securities traded on more established markets.

    Our common stock is also subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including:

  •
  a requirement that they make an individualized written suitability determination for the purchaser; and

  •
  receive the purchaser's written consent prior to the transaction.

    The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on Nasdaq SmallCap that has a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements could severely limit the market liquidity of our securities.

If the Shares of Our Common Stock Eligible for Future Sale are Sold, the Market Price of Our Common Stock may be Adversely Affected

    If our existing security holders sell significant amounts of our common stock in the public market, the market price of our common stock could be adversely affected, and we may find it more difficult to sell our common stock in the future at times and for prices we consider appropriate. As of December 5, 2001, there were 7,334,078 shares of our common stock outstanding. As of December 5, 2001, we also had warrants and options outstanding that were exercisable for up to 1,560,781 shares of our common stock.

We may not be able to Successfully Implement Our Growth Strategy

    Our growth strategy may include acquisitions and expansion into new markets. However, our ability to successfully implement this strategy depends on a number of factors, including our access to capital, our ability to obtain applicable governmental approvals and our ability to integrate acquired businesses into our existing operations. For example, we began manufacturing operations for bulk serums at our plant in Oceanside, California, in March 2000, and any problems with manufacturing or licensing of this facility could severely curtail our sales to biologics companies. We cannot assure you that we will be successful in expanding our operations or entering new markets.

Acquisitions Involve Inherent Risks That May Adversely Affect Our Operating Results and Financial Condition

    Our growth strategy includes possible acquisitions, which involve various inherent risks, such as:

  •
  our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

  •
  the potential loss of key personnel of an acquired business;

  •
  our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and

  •
  unanticipated changes in business and economic conditions affecting an acquired business.

Our Business is Highly Competitive

    Our products compete with those of other companies. Most of these companies have greater financial resources, research and product development capabilities and marketing organizations than we do. Certain of our special antibody products are derived from donors with rare antibody characteristics, resulting in increased competition for such donors.

We are Dependent on Key Personnel

    Our success depends on our ability to attract, retain and motivate the qualified personnel that will be essential to our current plans and future development. The competition for such personnel is substantial, and we cannot assure you that we will successfully retain our key employees or attract and retain any required additional personnel. In particular, our success depends to a significant extent upon the continued services of Michael Crowley II, our President and Barry Plost, our Chairman and interim Chief Executive Officer.

Our Principal Shareholders May Exert Significant Influence on Us

    As of November 30, 2001, our Chairman of the Board and interim Chief Executive Officer, Barry Plost, beneficially owned approximately 15.3% of our common stock. In addition, Pecks Management Partners, Ltd., as investment advisor for four separate investors, beneficially owns 19.9% of our outstanding shares. Therefore, Mr. Plost and Pecks Management Partners, Ltd. each will have power to exert significant influence on our management and policies.

We are Subject to Significant Government Regulation

    Our business is heavily regulated in the United States. In addition to the Food and Drug Administration, or FDA, which regulates, among other matters, the testing, manufacturing, storage, labeling, export, and marketing of blood products and in vitro diagnostic products, various other federal, state and local regulations also apply and can be, in some cases, more restrictive. If we fail to comply with FDA requirements, we could be subjected to civil and criminal penalties, or even required to suspend or cease operations. Failure of our plasma suppliers or customers to comply with FDA requirements could also adversely affect us. In addition, more restrictive laws, regulations or interpretations could be adopted, which could make compliance more difficult or expensive or otherwise adversely affect our business.

We are Subject to Governmental Reforms and the Adequacy of Reimbursement

    Healthcare reform is a priority of many elected and appointed officials. Some reform measures, if adopted, could adversely affect the pricing of diagnostic products which are made from plasma or the amount of reimbursement available for diagnostic products from government agencies, third party payers and other organizations.

Product Liability Claims Could Have a Material Adverse Effect on Our Reputation, Business, Results Of Operations and Financial Condition

    As a manufacturer and distributor of various therapeutic and diagnostic plasma products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. Product liability claims challenging the safety of our products may result in a decline in sales for a particular product which could adversely affect our results of operations. This could be true even if the claims themselves are proven to not be true or settled for immaterial amounts. The Company believes that its current product liability insurance is sufficient at this time.

Risk of Hazardous Waste Liability

    Our operations involve the controlled use of bio-hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal agencies, we cannot assure you that we will be able to continue to comply with all applicable standards or that violations will not occur. In addition, we cannot assure you that more restrictive laws, rules and regulations or enforcement policies will not be adopted in the future which could make compliance more difficult or expensive or otherwise adversely affect our business or prospects. The Company believes that its current product liability insurance is sufficient at this time.

We are Subject to the Risks Associated with International Sales

    During the transition period from March 1, 2001 to September 30, 2001, international sales accounted for approximately 50% of our total revenues. We anticipate that international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

  •
  political and economic instability;

  •
  export controls;

  •
  changes in legal and regulatory requirements;

  •
  U.S. and foreign government policy changes affecting the markets for our products; and

  •
  changes in tax laws and tariffs.

    Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Foreign Restrictions on Importation of Blood Derivatives

    Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of blood and blood derivatives, including antibodies, collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood or blood derivates, and have not adversely affected our business. Such restrictions, however, continue to be debated and there can be no assurance that such restrictions will not be imposed in the future. If imposed, such restrictions could have a material adverse effect on the demand for our products.

We may Issue Preferred Stock in the Future

    We have authorized in our Articles of Incorporation the issuance of up to 25 million shares of preferred stock. We may issue additional shares of preferred stock in one or more new series. Our board of directors may determine the terms of the preferred stock without further action by our shareholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although we have no present plans to issue additional shares of preferred stock or to create new series of preferred stock, if we do issue additional preferred stock, it could affect the rights, or even reduce the value, of our common stock.

Anti-Takeover Effects of Certain Charter and Bylaw Provisions

    Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that might be considered in the best interests of the shareholders of the Company. These provisions, among other things: (i) eliminate cumulative voting rights when the Company becomes a "listed" company on a national securities exchange; (ii) authorize the issuance of "blank check" preferred stock having such designations, rights and preferences as may be determined from time to time by the board of directors, without any vote or further action by the shareholders of the Company; and (iii) eliminate the right of shareholders to act by written consent.

ITEM 2. PROPERTIES.

    Our principal executive offices are located in Oceanside, California. This facility, which is leased under terms of a five year lease with a five year option, consists of approximately 18,000 square feet and includes our corporate offices and our manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Prior to our spin-off from SeraCare, Inc. on September 24, 2001, SeraCare, Inc., in its capacity as our sole shareholder took the following actions:

  •
  Pursuant to an action by unanimous written consent dated August 3, 2001, SeraCare, Inc., in its capacity as our sole shareholder, adopted our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws.

  •
  Pursuant to an action by unanimous written consent dated September 21, 2001, SeraCare, Inc., in its capacity as our sole shareholder, (i) ratified the past actions taken by Barry D. Plost and Jerry L. Burdick in their capacity as directors and officers of our company, (ii) appointed Samuel Anderson, Ezzat Jallad, Dr. Nelson Teng, Robert J. Cresci and Dr. Bernard L. Kasten to our board of directors, and (iii) approved our 2001 Stock Incentive Plan.

  •
  Pursuant to an action by unanimous written consent dated September 21, 2001, SeraCare, Inc., in its capacity as our sole shareholder, approved (i) initial option grants to each of our directors, to be effective on the first day after our spin-off from SeraCare, Inc., of a fully vested, five year option to purchase 40,000 shares of our common stock at an exercise price of $1.00 per share, (ii) an annual grant to each of our directors then serving as such of a fully vested, five year option to purchase 5,000 shares of our common stock at an exercise price equal to the closing price on the date prior to the applicable annual shareholder meeting, and (iii) a cash fee for each director of $5,000 plus expenses to be paid at the beginning of each fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information:

    Our common stock is traded on the over the counter bulletin board (OTCBB) under the symbol "SRLS."

    The reported closing sales price of our common stock on the OTCBB on September 25, 2001, the first day after our spin-off from SeraCare, Inc., was $1.50. For the period from September 25, 2001 to September 30, 2001, the highest closing sale price was $2.82 and the lowest closing sale price was $1.50.

(b) Holders:

    As of December 5, 2001 there were 7,334,078 shares of our common stock outstanding and about 216 holders of record of our common stock.

(c) Dividends:

    Our company has not paid any dividends since our common stock began trading on the OTCBB. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

(d) Recent Sales of Unregistered Securities:

    In connection with a Supply and Services Agreement that we entered into with SeraCare, Inc. at the time of our spin-off, on September 24, 2001 we issued to Probitas Pharma, the parent of Instituto Grifols, S.A., a five year warrant to purchase 563,347 shares of our common stock at an exercise price of $3.05 per share (which was the average of the closing prices of our common stock for the first twenty trading days after our spin-off from SeraCare). The sale and issuance of the securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

    The table below presents selected financial data of the Company as of and for the five years ended February 28 (29), 2001, 2000, 1999, 1998, 1997 and for the seven months ended September 30, 2001 and 2000. The data for the fiscal years ended February 28, 1998 and May 31, 1997 and for the seven months ended September 30, 2000 are unaudited and were derived from internal statements of the Company that are not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Seven Months Ended September 30,		For the Years ended February 28(29)
	2001(4)	2000	2001	2000	1999	1998	1997(2)
		(Unaudited)				(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS DATA:
Total Revenue	$7,753,870	$12,204,073	$19,663,336	$16,219,056	$13,110,819	$11,545,746	$7,952,960
Cost of sales	12,526,182	8,870,373	13,197,646	12,057,761	9,448,220	8,906,553	5,953,978

Gross Profit	(4,772,312)	3,333,700	6,465,690	4,161,295	3,662,599	2,639,193	1,998,982
General and administrative expenses	2,511,492	1,634,104	2,759,445	2,694,271	1,551,681	1,323,169	1,941,458

Operating income	(7,283,804)	1,699,596	3,706,245	1,467,024	2,110,918	1,316,024	57,524
Other income, net	—	11,468	11,488	7,597	12,344	52,899	53,877

Net income before taxes	(7,283,804)	1,711,064	3,717,733	1,474,621	2,123,362	1,368,923	111,401
Income taxes(1)		701,536	1,524,271	604,595	870,537	561,258	44,000

Net Income	$(7,283,804)	$1,009,528	$2,193,462	$870,026	$1,252,725	$807,665	$67,401

EARNINGS PER SHARE:
Basic	$(1.28)	$0.18	$0.39	$0.15	$0.22	$0.14	$0.01
Diluted	$(1.28)	$0.18	$0.39	$0.15	$0.22	$0.14	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,679,019	5,633,467	5,633,467	5,633,467	5,633,467	5,633,467	5,633,467
Diluted	5,679,019	5,633,467	5,633,467	5,633,467	5,633,467	5,633,467	5,633,467
	As of September 30,		As of February 28(29)
	2001	2000	2001	2000	1999	1998	1997(2)
		(Unaudited)			(Unaudited)	(Unaudited)	(Unaudited)
SELECTED BALANCE SHEET DATA:
Working Capital	$9,518,348	$8,911,518	$12,626,907	$6,183,839	$5,472,195	$1,632,055	$912,164
Total Assets	$15,512,717	$16,230,360	$20,562,479	$15,046,987	$9,872,904	$6,609,409	$2,555,851
Advances from parent(3)	$—	$8,246,140	$10,499,140	$6,237,306	$5,598,380	$2,612,339	$—
Shareholder's equity	$13,600,425	$4,970,770	$6,342,325	$4,148,863	$3,321,302	$2,026,112	$929,776

(1)
In certain prior year periods, the Company filed its taxes as part of the consolidated return of the parent. For purposes of this presentation, income taxes for all periods other than the seven months ended September 30, 2001 and the year 1997 have have been presented utilizing a 41% statutory rate which reflects the permanent difference relating to goodwill. The seven months ended September 30, 2001 and the year 1997 have been shown as actually incurred.

(2)
Data for the fiscal year 1997 reflects the twelve months ended May 31, 1997 which was the fiscal year of the Company before its acquisition by SeraCare, Inc in February 1998. These results are not comparable to the other periods presented. The three months ended May 31, 1997 are also included in the twelve months ended February 28, 1998.

(3)
As of the date of the spin-off, the net intercompany amount of $13,218,598 due from parent was deemed additional investment in the Company by SeraCare, Inc. and was contributed to paid-in capital.

(4)
On November 6, 2001, the Company changed its fiscal year end to September 30. On September 24, 2001, the Company's shares were distributed in a spinoff transaction by its former parent, SeraCare, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a multi-faceted manufacturer of plasma-based diagnostic products and a distributor of both diagnostic and therapeutic products based in Oceanside, California.. We are a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an exclusive supplier in many customers' regulatory applications with the FDA. Our primary focus is on the sale of plasma-based therapeutic, cell culture and diagnostic products to domestic and international customers. During calendar year 2000, we established ourselves as a major supplier of plasma-based diagnostic products to several pharmaceutical and biotech companies and signed the distribution agreement with Proliant, the largest producer of Bovine Products in the world. We have continued to build on our product expertise by cultivating alternative diagnostic applications for traditionally therapeutic products as an alternative to animal-based mediums. During the past two years, we have also established ourselves as a manufacturer of bulk plasma-based products and serums. During the course of this evolution, we have helped many customers develop internal protocols and standards used to establish quality control benchmarks and have performed various other value-added services for our customers in order to establish solid relationships.

RESULTS OF OPERATIONS

Seven Months Ended September 30, 2001 vs Seven Months Ended September 30, 2000

REVENUE

    Net revenue of the Company decreased by 36%, or $4,450,204 to $7,753,869 during the current year period. This decrease was primarily the result of a suspension of shipments during the current year period by the Company's largest therapeutic domestic customer, principally caused by delays in the customer's recertification of a manufacturing facility by the FDA. Also contributing to the decrease was a significant reduction in sales of source plasma due to the worldwide shortage of plasma in the current period.

GROSS PROFIT

    The Company experienced a gross loss of $4,772,312 for the seven month current year period, a decrease of $8,106,013 or 243 percent due primarily to a $7.3 million charge, reflected in cost of sales, resulting from a revaluation of the Company's specialty plasma inventory primarily due to the mutual termination in September of the Collaboration Agreement which focused on specialty plasma and changes in raw materials necessary to meet revised customer specifications. The decrease in sales referred to above was also a factor.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses in the current period increased by $877,388 to $2,511,492, an increase of 57%. The increase was primarily the result of an increase in salaries and expenses in support of the newly expanded manufacturing operations and the restructuring of sales and marketing. Also contributing was an increase in legal and professional fees.

INCOME BEFORE INCOME TAX EXPENSE

    As a result of the above, income before income tax expense decreased by $8,293,333 to a loss of $7,283,804.

INCOME TAX EXPENSE

    The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. Income taxes for the Company have been estimated for all prior year periods presented at an overall rate of 41 percent to reflect the appropriate statutory rates. With regard to the current year period, the Company has provided no tax benefit because the Company does not believe that it is more likely than not that the operating loss carryforward will be utilized. The estimated federal net operating loss carryforward is $7.3 million and expires in 2021.

NET INCOME

    As a result of the above, the net loss for the seven months ended September 30, 2001 was $7,283,804 compared to a net income of $1,009,528 for the same prior year period.

Fiscal Year Ending February 28, 2001 Vs. Fiscal Year Ending February 29, 2000

REVENUE

    Revenue increased by $3,444,280 to $19,663,336 an increase of 21 percent. The primary contributors to the increase were: the ramp-up of the manufacturing operation in Oceanside which resulted in an increase in the sale of manufactured serums and plasma products; and, an increase in the volume of certain fractionated plasma products sold to biotech companies.

GROSS PROFIT

    Gross profit increased by $2,304,395, or 55 percent in 2001 to $6,465,690. The primary contributor to the improvement was the higher gross margins derived from the products manufactured in Oceanside. Also contributing was the increased sales of fractionated plasma products. As a result of the aforementioned, the gross profit percentage increased from 25.7 percent in fiscal 2000 to 32.9 percent in fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and Administrative expenses for fiscal 2001 increased by $65,174, or 2.4 percent, to $2,759,445. This increase was primarily due to the increase commission expense associated with the higher sales and a restructuring of the marketing and sales structure.

OTHER INCOME

    Other income for the year 2001 was $11,488 compared to $7,597 for the year earlier period.

INCOME TAXES

    Historically, our Company has been a part of the consolidated filing by SeraCare, Inc. and has not reported income taxes on an individual basis. Income taxes have been calculated at statutory rates. Accordingly, variances are related to pre-tax profits.

NET INCOME

    As a result of the above, net income for fiscal 2001 totaled $2,193,462 compared to $870,026 in fiscal 2000.

Fiscal Year Ending February 29, 2000 Vs. Fiscal Year Ending February 28, 1999

REVENUE

    Revenue increased by $3,108,237 to $16,219,056, an increase of 23.7 percent. The primary contributors to the increase were: the increase in the sale of fractionated plasma products; and, to a lesser degree, increased plasma sales to international customers.

GROSS PROFIT

    Gross profit increased by $498,696 or 13.6 percent in 2000 to $4,161,295. This increase was a direct result of the increase in sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and Administrative expenses of $2,694,231 for fiscal 2000 were higher by $1,142,590 or 73.6 percent than the comparable prior year period. Salaries, commissions and other sales expenses were higher due to a restructuring of marketing and sales in order to establish a more focused attention on customers and opportunities. The Company also experienced an increased in employee benefits expenses and higher general insurance costs.

OTHER INCOME

    Other income for the current year was $7,597 compared to $12,344 for the prior year.

INCOME TAXES

    Historically, Life Sciences has been a part of the consolidated filing by SeraCare, Inc. and has not reported income taxes on an individual basis. Income taxes have been calculated at statutory rates. Accordingly, variances are related to pre tax profits.

NET INCOME

    As a result of the above, there was a net income for fiscal 2000 of $870,026 compared to a net income of $1,252,725 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001 our current assets exceeded current liabilities by $9,518,348 compared to $12,626,907 as of February 28, 2001, which translates into a current ratio as of September 30, 2001 of 5.98 to 1 compared to 4.39 to 1 as of February 28, 2001. Total liabilities as of September 30, 2001, were $1,912,292 compared to $3,721,014 as of February 28, 2001, excluding advances from parent. The total debt to equity ratio as of September 30, 2001 was .14 compared to 2.24 as of February 28, 2001, excluding advances from parent.

    Net cash used in operating activities during the seven-month period ended September 30, 2001 was $1,620,511 compared to $4,389,820 for the twelve months ended February 28, 2001. The current year seven month results were due primarily to decrease in inventory related to the revaluation of specialty plasma inventory and a reduction in accounts receivable resulting mostly from the timing of payments from customers, partially offset by a decrease in accounts payable resulting from the timing of payments for product.

    Cash flows used in investing activities for the seven-months ended September 30, 2001 was $241,975 compared to $146,382 for the twelve months ended February 28, 2001. The results for both periods were primarily due to capital expenditures for machinery and equipment.

    Cash flow provided by financing activities for the seven-months ended September 30, 2001 was $3,886,864 due primarily to advances from the former parent (SeraCare, Inc.) of $2,719,458. In addition the Company received $1,167,406 from the exercise of warrants and options. For the twelve months ended February 28, 2001, cash provided by financing activities was $4,261,834 and was the result of advances from the former parent.

    As of the date of the spin-off, the net inter-company amount due to SeraCare, Inc. was deemed additional investment and accordingly was reclassified to additional paid-in capital. This resulted in a $13,218,598 contribution to paid-in capital.

    Much of the current year period was spent restructuring sales and marketing in addition to ramping up and expanding the manufacturing capability in Oceanside. The manufacturing operations which were established to provide bulk plasma based products and serums for diagnostic customers rapidly reached capacity and the Company needed to expand the manufacturing capacity in order to meet the growing demand. In addition, and in direct response to input from customers, management determined to design the expansion in order to increase the variety of products which can be manufactured in Oceanside. Management believes this strategic repositioning of the Company is necessary in order to insure long-term success in this highly regulated and competitive industry. In connection with the spinoff transaction, SeraCare, Inc. contributed $13,218,598 to paid-in capital. As a result, our Company has emerged with only trade debt and no long-term debt obligations. Accordingly, management believes that internal cash flows will be sufficient to fund working capital requirements for the current fiscal year. However, any significant expansion or acquisition may need to be funded by a combination of internal cash flow, short-term bridge financing, the establishment of a credit facility or a private placement.

Inflation

    Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on the Company's results of operations or financial condition.

New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which revises the accounting and reporting for purchased goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be reviewed annually for impairment. SeraCare Life Sciences, Inc. intends to adopt SFAS 142 beginning with fiscal 2002 which begins on October 1, 2001. In connection with the adoption of SFAS 142, the Company will discontinue amortization of its' goodwill which amounted to approximately $220,000 annually and will review goodwill upon initial adoption and annually thereafter for impairment.

    In June 2001, the Financial Accounting Standards Board approved for issuance statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts of operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

    Interest Rate and Market Risk.  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. As of September 30, 2001, the Company's investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. The Company does not use derivative financial instruments in its investment portfolio.

    Foreign Currency Exchange Risk.  The Company does not believe that it currently has material exposure to foreign currency exchange risk as its international sales are denominated in U.S. dollars. The Company intends to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

    The Company does not use derivative financial instruments for speculative trading.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this report are incorporated herein by reference to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

Directors and Executive Officers

    Set forth below are the names, ages, positions and offices held with us, and principal occupations and employment during the past five years, of our board members and executive officers.

Name	Age	Position	Director/ Officer Since
Barry D. Plost	56	Chairman of the Board and interim Chief Executive Officer	1998
Michael F. Crowley II	34	President and Chief Operating Officer	2000
Dennis M. Mulroy	46	Co-Chief Financial Officer	2001
Jerry L. Burdick	62	Director, Executive Vice President, Interim Co-Chief Financial Officer and Secretary	1998
Samuel Anderson	65	Director	2001
Ezzat Jallad	39	Director	2001
Dr. Nelson Teng	55	Director	2001
Robert J. Cresci	58	Director	2001
Dr. Bernard Kasten	55	Director	2001

    Barry D. Plost began serving as Chairman of the Board of Directors and Chief Executive Officer of our company when SeraCare acquired our company in February 1998. Mr. Plost has served as Chairman and Chief Executive Officer of SeraCare, Inc. since February 6, 1996. Mr. Plost also serves on the board of directors of the American Blood Resources Association. Mr. Plost also serves on the board of Probitas Pharma S.A. and is a member of the Executive Committee. Probitas Pharma S.A. is the parent company of Instituto Grifols S.A. which purchased SeraCare Inc. and is a supplier to SeraCare Life Sciences Inc.

    Michael F. Crowley II has served as our President and Chief Operating Officer since November 2000. Prior to his role as President, Mr. Crowley served as our Vice President of Operations from January 1998 to November 2000. Mr. Crowley has been employed by our company since 1986.

    Dennis M. Mulroy was appointed Co-Chief Financial Officer of our company on November 19, 2001. Mr. Mulroy most recently served as the chief financial officer of Bioceutix Inc., a privately-held developer of skin treatment products from January 2001 to November 2001. From August 2000 to January 2001, Mr. Mulroy served as Chief Financial Officer of Bidland Systems, a privately-held application service provider for e-commerce. From February 2000 to June 2000, Mr. Mulroy served as the Chief Financial Officer of Enhanced Information Services, a privately-held medical products and services provider over the internet. From August 1999 to February 2000, Mr. Mulroy served as the vice president of finance and assistant corporate secretary of TelePacific Communications, a privately-held full service telecommunication provider. From January 1997 to April 1999, Mr. Mulroy served as the vice president of finance and administration and corporate secretary of First World Communications, Inc., a publicly traded full service telecommunication provider. Prior to his employment by First World Communications, Mr. Mulroy was the chief financial officer of River Medical Inc. Mr. Mulroy is a Certified Public Accountant in the State of California.

    Jerry L. Burdick has served as our Chief Financial Officer, Executive Vice President and as a director since SeraCare acquired our company in February 1998. Effective November 19, 2001, Mr. Burdick has agreed to continue to serve as our interim Co-Chief Financial Officer. Mr. Burdick has served as Executive Vice President, Secretary and a director of SeraCare since December 1, 1995, as Chief Financial Officer of SeraCare from December 1, 1995 through September 8, 1999, as Acting Chief Financial Officer from November 30, 1999 through December 31, 1999 and was reappointed Chief Financial Officer effective January 1, 2000. Mr. Burdick is a Certified Public Accountant in the State of California and has held senior financial positions with various companies including International Rectifier Corporation and Getty Oil Company.

    Samuel Anderson has served as a member of our Board of Directors since September 25, 2001. Mr. Anderson has been a director of SeraCare since April 16, 1996. Mr. Anderson also serves on the boards of Hycor Biomedical, Inc. and Cypress Bioscience, Inc.

    Ezzat Jallad has served as a member of our Board of Directors since September 25, 2001. Mr. Jallad has been a director of SeraCare since October 28, 1996. For the last five years, Mr. Jallad has been an investor and financial consultant. Mr. Jallad also serves on the board of Chili-Up, Inc.

    Dr. Nelson Teng has served as a member of our Board of Directors since September 25, 2001. Dr. Teng has been a director of SeraCare since January 29, 1997. Dr. Teng has been the director of Gynecologic Oncology and Associate Professor of Gynecology and Obstetrics at Stanford University School of Medicine since 1981. Dr. Teng also co-founded ADEZA Biomedical in 1984, and UNIVAX Biologics in 1988. In addition, Dr. Teng has served as a scientific advisor and consultant to several biotechnology companies and venture capital firms and has authored over 100 publications and 15 patents. Dr. Teng serves on several other boards of directors.

    Robert J. Cresci has served as a member of our Board of Directors since September 25, 2001. Mr. Cresci has been a director of SeraCare since April 15, 1998. Mr. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., j2 Global Communications, Inc., Candlewood Hotel Co., Inc., E-Stamp Corporation and several private companies.

    Dr. Bernard Kasten has served as a member of our Board of Directors since September 25, 2001. Dr. Kasten has been a director of SeraCare since March 30, 2001. Dr. Kasten is Vice President of Business Development for Medicine and Science for Quest Diagnostics, Inc., a position he has held since 1996. Dr. Kasten also serves on the Scientific Advisory Board of Structural Bio Informatics Inc., a company which specializes in genomic based protein modeling and therapeutic drug design.

Board Compostion

    Our board of directors consists of seven authorized members. All directors are elected to hold office until our next annual meeting of shareholders and until their successors have been elected. Officers are elected and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Committees of Our Board of Directors

    Our board has established the following committees, and may establish others from time to time:

  Audit Committee

    The Audit Committee was formed in September 2001 and consists of Messrs. Cresci, Jallad and Teng. The Audit Committee recommends to the Board the independent auditors to be selected to audit our company's annual financial statements and approves any special assignments given to such auditors.

The Audit Committee also reviews the planned scope of the annual audit and the independent auditors' letter of comments and management's responses thereto, any major accounting changes made or contemplated and the effectiveness and efficiency of our internal accounting staff.

  Compensation Committee

    The Compensation Committee was formed in September 2001 and consists of Messrs. Anderson and Jallad. The Compensation Committee establishes remuneration levels for our executive officers, reviews management organization and development and reviews significant employee benefit programs.

Section 16(A) Beneficial Ownership Reporting Compliance

    Based upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, we have identified the following filings that were filed late by the Section 16 Reporting Persons during the transition period from March 1, 2001 to September 30, 2001: (i) Sam Anderson was late in filing one Form 4 with respect to eight transactions, (ii) Jerry L. Burdick was late in filing one Form 4 with respect to eight transactions, (iii) Robert J. Cresci was late in filing one Form 4 with respect to one transaction, (iv) Ezzat Jallad was late in filing one Form 4 with respect to four transactions, (v) Dr. Bernard Kasten was late in filing one Form 4 with respect to one transaction, (vi) Barry D. Plost was late in filing one Form 4 with respect to twenty seven transactions, and (vii) Dr. Nelson Teng was late in filing one Form 4 with respect to five transactions.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

    The following table sets forth certain compensation information concerning the annual and long-term compensation for services rendered by our executive officers for the twelve month periods ended February 28/29 1999, 2000 and 2001, and for the transition period from March 1, 2001 to September 30, 2001.

						Long-Term Compensation
		Annual Compensation(2)
Name and Principal Position						Securities Underlying Options (Shares)		All Other Compensation
	Period Ended(1)	Salary		Bonus
Barry Plost(3) Chairman and Interim CEO	September 30, 2001 February 28, 2001 February 29, 2000 February 28, 1999		— — — —		— — — —	40,000 — — —	(4)		— — —
Jerry Burdick(5) Executive VP and Interim Co-CFO	September 30, 2001 February 28, 2001 February 29, 2000 February 28, 1999		— — — —		— — — —	40,000 — — —	(4)		— — — —
Michael F. Crowley II President and Chief Operating Officer	September 30, 2001 February 28, 2001 February 29, 2000 February 28, 1999	$ $ $ $	84,583 116,624 91,666 66,875	$ $	— — 65,250 10,000	— 110,000 — —	(6)	$ $	2,800 5,200 1,450 —

(1)
Each of the periods ended February 28/29 are twelve month periods. The period ended September 30, 2001 is the transition period from March 1, 2001 to September 30, 2001.
(2)
The annual compensation reported does not include the value of certain perquisites which in the aggregate did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for the named executive.

(3)
Other than his compensation for services as a member of our Board of Directors, Mr. Plost does not receive any compensation from our company for his services as an executive officer. Mr. Plost is a director and executive officer of SeraCare, Inc. and is compensated by SeraCare, Inc. for his services to SeraCare, Inc. pursuant to his employment agreement with SeraCare, Inc.
(4)
On September 25, 2001 each of our directors received a fully vested 5 year option to purchase 40,000 shares of our common stock at an exercise price of $1.00 per share as an initial option grant for serving on our Board.
(5)
Other than his compensation for services as a member of our Board of Directors, Mr. Burdick does not receive any compensation from our company for his services as an executive officer. Mr. Burdick is a director and executive officer of SeraCare, Inc. and is compensated by SeraCare, Inc. for his services to SeraCare, Inc. pursuant to his employment agreement with SeraCare, Inc.
(6)
SeraCare, Inc. granted Mr. Crowley (i) an option with seven year cliff vesting to purchase 100,000 shares of SeraCare's common stock on January 10, 2001 at an exercise price of $3.12 per share, and (ii) a fully vested option to purchase 10,000 shares of SeraCare's common stock on May 22, 2000 at an exercise price of $2.31 per share. Vesting of the January 10, 2001 option was accelerated in connection with the acquisition of SeraCare by Instituto Grifols, and both of the options were cashed out at the closing of the acquisition in accordance with the terms of the acquisition agreement.

OPTION GRANTS DURING THE TRANSITION PERIOD

    The following table shows all grants of options to acquire shares of our common stock granted to the executive officers named in the Summary Compensation Table above during the transition period from March 1, 2001 to September 30, 2001 (4).

		% of Total Options Granted to Employees in Fiscal Year				Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted
Name			Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)(1)	Expiration Date
						0% $	5% $	10% $
Barry Plost(2)	40,000	(3) —	$1.00	$1.50	9/25/06	$20,000	$36,577	$56,631
Jerry Burdick(2)	40,000	(3) —	$1.00	$1.50	9/25/06	$20,000	$36,577	$56,631

(1)
These options were granted by our Board of Directors on September 21, 2001 and were effective as of September 25, 2001. The reported closing sales price of our common stock on the OTCBB on September 25, 2001, the first day after our spin-off from SeraCare, Inc., was $1.50. For purposes of this chart, market value as of the date of grant is deemed to be $1.50.
(2)
The potential realizable values are based on an assumption that the stock price of the common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect an estimate of future stock price growth of the shares of the common stock.
(3)
These options were issued to Mr. Plost and Mr. Burdick in their capacity as directors.
(4)
Does not include warrants and options to purchase 988,463, 98,644 and 44,000 shares of our common stock issued to Messrs. Plost, Burdick and Crowley respectively in connection with our spin-off from SeraCare, Inc. on September 24, 2001.

AGGREGATED OPTION EXERCISES DURING THE TRANSITION PERIOD
AND YEAR END OPTION/SAR VALUE TABLE

    The following table contains information regarding unexercised options to buy our common stock as of September 30, 2001.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (1)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexerciseable
Barry Plost	—	—	40,000	—	$72,800	—
Jerry Burdick	15,000	$7,500	25,000	—	$45,500	—
Michael Crowley II	—	—	44,000	—	$96,640	—

(1)
Based on the closing sale price of the common stock of SeraCare Life Sciences on September 28, 2001 of $2.82, as reported by the OTCBB, less the option exercise price. Does not include the exercise by Mr. Plost of options and warrants to purchase an aggregate of 988,463 shares of our common stock issued to Mr. Plost as part our spinoff from SeraCare, Inc. Also does not include the exercise by Mr. Burdick of options and warrants to purchase an aggregate of 98,644 shares of our common stock issued to Mr. Burdick as part our spinoff from SeraCare, Inc

Employment Arrangements

    Our former parent, SeraCare Inc., is a party to employment agreements with: (i) Mr. Plost, SeraCare's Chairman of the Board, President and Chief Executive Officer, and currently our Chairman of the Board and Interim Chief Executive Officer and (ii) Mr. Burdick, Executive Vice President and Secretary of SeraCare, currently our Executive Vice President and a director, Interim Co Chief Financial Officer. Neither Mr. Plost nor Mr. Burdick are compensated by us for their respective services to our company other than their respective compensation as a director.

    Mr. Crowley's employment agreement with SeraCare, entered into on November 1, 2000, and subsequently assigned to our company on September 24, 2001 and amended by us in November 2001, provides that Mr. Crowley is entitled to an annual salary of $175,000 per year, and a performance bonus of $50,000 at the end of fiscal years 2002 and 2003 if Life Sciences equals or exceeds budgeted net income for that year. The term of Mr. Crowley's employment under this agreement expires on September 25, 2004.

Compensation of Directors

    Our board of directors consists of 7 authorized members. On September 25, 2001, each of our directors received a fully vested five year option to purchase 40,000 shares of our common stock at an exercise price of $1.00 per share as an initial option grant for serving on our Board. Each director is also entitled to an annual cash fee of $5,000 plus expenses to be paid at the beginning of each fiscal year. In addition, pursuant to our 2001 Stock Incentive Plan, immediately following the annual shareholders meeting in each year during the term of the 2001 Stock Incentive Plan, each non-employee director then continuing in office, will receive an automatic grant of a fully vested option to purchase 5,000 shares of our common stock with an exercise price equal to 100% of the fair market value of our common stock on the date of the grant.

Compensation Committee Interlocks and Insider Participation

    During the transition period from March 1, 2001 to September 30, 2001, we did not have a Compensation Committee. Two of our directors, Jerry Burdick and Barry Plost performed the functions relating to executive officer compensation. Mr. Plost is our interim Chief Executive Officer and Mr. Burdick is our Executive Vice President and, Interim Co-Chief Financial Officer. Currently, the Compensation Committee consists of Sam Anderson and Ezzat Jallad, neither of whom are an officer or employee of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following sets forth information as of November 30, 2001 (the "Reference Date") with respect to the beneficial ownership of our common stock, (i) by each person known to us to own beneficially more than five percent of our common stock, (ii) by each executive officer and director, and (iii) by all officers and directors as a group.

	Shares of Common Stock Beneficially Owned(1)
Individual / Group	Amount and Nature of Beneficial Ownership	Percent of Class
Barry D. Plost(2)	1,128,158	15.3
Jerry L. Burdick(3)	155,444	2.1
Dr. Nelson Teng(4)	230,000	3.1
Samuel Anderson(5)	188,787	2.6
Ezzat Jallad	62,000	*
Robert Cresci(6)	46,000	*
Dr. Bernard Kasten(7)	40,000	*
Michael F. Crowley II(7)	44,000	*
Dennis M. Mulroy	—	*
All officers and directors (9 persons)	1,894,389	24.9
Other beneficial owners:
Pecks Management Partners, Ltd.(8) One Rockefeller Plaza New York, NY 10020	1,459,438	19.9
Probitas Pharma S.A.	563,347	7.1

*
less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after September 30, 2001, are deemed, outstanding; such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated below, the person and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address for each person is c/o SeraCare Life Sciences, Inc., 1935 Avenida del Oro, Suite F, Oceanside, California 92056.

(2)
40,000 of these shares result from an option that is exercisable within 60 days. Also includes 1,900 shares held by Mr. Plost's spouse.

(3)
25,000 of these shares result from an option that is exercisable within 60 days. Also includes 8,000 shares held by Mr. Burdick's spouse.

(4)
40,000 of these shares result from an option that is exercisable within 60 days.

(5)
25,000 of these shares result from an option that is exercisable within 60 days. Also includes 90,787 shares of common stock held by a trust of which Mr. Anderson is trustee.

(6)
All of these shares result from options that are exercisable within 60 days. Mr. Cresci is a managing director of Pecks Management Partners, Ltd.

(7)
All of these shares result from an option that is exercisable within 60 days.

(8)
Mr. Cresci is a managing director of Pecks Management Partners, Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On September 24, 2001 in connection with the merger of SeraCare, Inc. with a subsidiary of Instituto Grifols, S.A, SeraCare spun-off our company to SeraCare's existing stockholders in a distribution. In connection with the spin-off, we entered into the following agreements with SeraCare, Inc.:

  •
  Master Separation and Distribution Agreement. This agreement outlines the terms and conditions of our separation and distribution from SeraCare.

  •
  General Assignment and Assumption Agreement. This agreement identifies the assets and liabilities relating to our business that SeraCare transferred to us and that we accepted as part of the separation.

  •
  Employee Matters Agreement. This agreement provided for the orderly transition of certain employee benefit programs for our employees.

  •
  Tax Sharing Agreement. This agreement sets forth ours' and SeraCare's respective rights and obligations to payments and refunds, if any, with respect to taxes for periods before and after the spin-off and related matters such as the filing of tax returns and conduct of audits and other proceedings involving claims made by taxing authorities.

  •
  Trademark License Agreement. This agreement provides for a perpetual license from SeraCare to us to use the registered service mark "SeraCare" in our business. This agreement also provided for the transfer from SeraCare to us of the domain name "www.seracare.net".

  •
  Supply and Services Agreement. This agreement sets forth the terms and conditions pursuant to which SeraCare will supply us with cerain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, SeraCare will also provide plasmapheresis services on donors referred by us, including bleeding, testing and delivering the plasma to us. The plasma products provided by SeraCare to us under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

    In connection with the Supply and Services Agreement we issued to Probitas Pharma, the parent of Instituto Grifols, S.A., a five year warrant to purchase 563,347 shares of our common stock at an exercise price of $3.05 per share (which was the average of the closing prices of our common stock for the first twenty trading days after our spin-off from SeraCare).

    We are also party to an agreement with Instituto Grifols, S.A., under which Instituto Grifols supplies us with Human Serum Albumin, which we then distribute to multinational biotech companies. Under this agreement, Instituto Grifols, S.A. supplies us with Human Albumin for use in diagnostic products. This agreement provides us with a constant source of Human Albumin for manufacturing of our diagnostic products. We have negotiated favorable pricing for this agreement, and as a result we obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. Although we have entered into an amendment to the original agreement with Instituto Grifols extending the term until

March 31, 2006, there can be no assurances that the agreement will not be terminated prior to such time. The loss of this contract would have a material adverse effect on our revenues and profitability.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

    The financial statements listed in the Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K.

(a)(2)  Financial Statement Schedules

    The financial statement schedules listed in the Index to Financial Statement Schedules on page F-1 are filed as part of this Form 10-K.

(a)(3)  Exhibits

    The exhibits listed in the Exhibit Index following the Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K as indicated.

(b)
Reports on Form 8-K

    On September 21, 2001, the Company filed a report on Form 8-K with respect to the termination of the collaboration agreement with Quest Diagnostics, Inc. for the collection and sale of specialty plasma.

    On September 25, 2001, the Company filed a report on Form 8-K with respect to the completion of our spin-off from SeraCare, Inc.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERACARE LIFE SCIENCES, INC. (Registrant)
Date:	January 2, 2002	By:	/s/ BARRY D. PLOST Barry D. Plost Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	January 2, 2002	By:	/s/ JERRY L. BURDICK Jerry L. Burdick Interim Co Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY D. PLOST Barry D. Plost	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	January 2, 2002
/s/ SAMUEL ANDERSON Samuel Anderson	Director	January 2, 2002
/s/ JERRY L. BURDICK Jerry L. Burdick	Director	January 2, 2002
/s/ ROBERT J. CRESCI Robert J. Cresci	Director	January 2, 2002
/s/ EZZAT JALLAD Ezzat Jallad	Director	January 2, 2002
/s/ DR. BERNARD KASTEN Dr. Bernard Kasten	Director	January 2, 2002
/s/ DR. NELSON TENG Dr. Nelson Teng	Director	January 2, 2002

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on August 30, 2001).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
4.1
Form of SeraCare Life Sciences, Inc. common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on August 30, 2001).
10.1
Employment Agreement between American Blood Institute, Inc., Avre, Inc., Binary Associates, Inc. and Jerry L. Burdick, dated November 14, 1995 (incorporated by reference to Exhibit 10.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*
10.1.1	Amendment to Employment Agreement dated January 12, 2001 (incorporated by reference to Exhibit 10.1.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*
10.2
Employment Agreement between American Blood Institute, Inc., Avre, Inc., Binary Associates, Inc. and Barry D. Plost, dated February 5, 1996 (incorporated by reference to Exhibit 10.2 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*
10.2.1	Amendment to Employment Agreement dated January 12, 2001 (incorporated by reference to Exhibit 10.2.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*
10.3
Employment Agreement between SeraCare, Inc. and Michael F. Crowley II, dated November 1, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*
10.3.1
Assignment and Assumption Agreement between SeraCare, Inc., SeraCare Life Sciences, Inc. and Michael F. Crowley II, dated August 24, 2001 (incorporated by reference to Exhibit 10.3.1 of Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on August 30, 2001).*
10.4
Albumin Supply Agreement with Instituto Grifols, S.A., dated June 22, 1999 (incorporated by reference to Exhibit 10.4 of Amendment No. 2 to Form 10 filed with the Securities and Exchange Commission on August 31, 2001).*
10.4.1
Amendment No. 1 dated June 10, 2001 to Albumin Supply Agreement dated June 22, 1999 (incorporated by reference to Exhibit 10.4.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.5
Agreement between AMPC, Inc. (d/b/a Proliant) and SeraCare, Inc. dated October 1999 (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to Form 10 filed with the Securities and Exchange Commission on August 31, 2001).
10.5.1
Assignment and Assumption Agreement between SeraCare, Inc., SeraCare Life Sciences, Inc. and AMPC, Inc. (d/b/a Proliant) dated August 28, 2001 (incorporated by reference to Exhibit 10.6.1 of Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on August 30, 2001).

10.6
Standard Industrial/Commercial Multi-Tennant Lease—Gross between Del Oro Gateway Partners, L.P. and The Western States Group, Inc., n/k/a SeraCare Life Sciences, Inc. dated as of April 16, 1998, and addendums thereto dated on or about October 12, 1998 and January 7, 1999 (incorporated by reference to Exhibit 10.7 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.6.1
Assignment and Assumption Agreement dated October 19, 1999 among Del Oro Gateway Partners, L.P. and Arthur Kazarian as Trustee for the General Wood Investment Trust (incorporated by reference to Exhibit 10.7.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.7
Master Separation and Distribution Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.8 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.7.1
Amendment No. 1 to the Master Separation and Distribution Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated August 1, 2001 (incorporated by reference to Exhibit 10.8.1 of Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on August 30, 2001).
10.8
General Assignment and Assumption Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.9 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.9
Trademark License Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.10 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.10
Employee Matters Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.11 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.11
Tax Sharing Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.12 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).
10.12
Supply and Services Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated August 29, 2001 (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to Form 10 filed with the Securities and Exchange Commission on August 31, 2001).

*
Management contract or compensatory plan or arrangement.

SeraCare Life Sciences, Inc.

Index to Financial Statements

Report of Independent Certified Public Accountants	F-2
Audited Financial Statements
For the seven months ended September 30, 2001 and Fiscal Years ending February 28, 2001, February 29, 2000 and February 28, 1999.
Statements of Operations	F-3
Balance Sheets	F-4
Statements of Stockholders' Equity	F-5
Statements of Cash Flows	F-6
Summary of Accounting Policies	F-7
Notes to Financial Statements	F-11

F–1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

SeraCare Life Sciences, Inc.

    We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2001, February 28, 2001 and February 29, 2000 and the related statements of operations, stockholders' equity and cash flows for the seven months ended September 30, 2001 and each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2001, February 28, 2001 and February 29, 2000 and the results of its operations and its cash flows for the seven months ended September 30, 2001 and each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

    As disclosed in the financial statements, prior to September 24, 2001 the Company operated as a wholly owned subsidiary of SeraCare, Inc.

BDO Seidman, LLP
Los Angeles, California

December 10, 2001

F–2

SeraCare Life Sciences, Inc.

Statements of Operations

(In whole dollars except per share data)

	Seven Months Ending September 30, 2001	Fiscal Year Ended February 28, 2001	Fiscal Year Ended February 29, 2000	Fiscal Year Ended February 28, 1999
Revenues (Note 7)	$7,753,870	$19,663,336	$16,219,056	$13,110,819
Cost of sales (Note 7)	12,526,182	13,197,646	12,057,761	9,448,220

Gross profit (loss)	(4,772,312)	6,465,690	4,161,295	3,662,599
General and admin expenses	2,511,492	2,759,445	2,694,271	1,551,681

Operating income (loss)	(7,283,804)	3,706,245	1,467,024	2,110,918
Other income, net	0	11,488	7,597	12,344

Income (loss) before taxes on income	(7,283,804)	3,717,733	1,474,621	2,123,262
Income taxes (Note 3)	0	1,524,271	604,595	870,537

Net income (loss)	$(7,283,804)	$2,193,462	$870,026	$1,252,725

Earnings (loss) per common share
Basic	$(1.28)	$0.39	$0.15	$0.22

Diluted	$(1.28)	$0.39	$0.15	$0.22

Weighted average shares outstanding
Basic	5,679,019	5,633,467	5,633,467	5,633,467

Diluted	5,679,019	5,633,467	5,633,467	5,633,467

See accompanying summary of accounting policies and notes to financial statements

F–3

SeraCare Life Sciences, Inc.

Balance Sheets

(In whole dollars)

	As of September 30, 2001	As of February 28, 2001	As of February 29, 2000
Assets
Current Assets
Cash and cash equivalents	$2,205,906	$68,469	$342,837
Accounts receivable, less allowance for doubtful accounts of $194,855, $106,041 and $0 respectively (Note 11)	1,676,768	4,424,047	4,839,771
Inventory	7,316,578	11,675,243	5,573,948
Prepaid expenses and other current assets	231,388	180,162	88,101

Total Current Assets	11,430,640	16,347,921	10,844,657

Property and equipment—net (Note 1)	556,623	340,324	231,555
Goodwill, less accumulated amortization of $698,342, $575,475 and $354,860 respectively	3,514,233	3,750,159	3,970,775
Other assets	11,221	124,075	—

Total Assets	$15,512,717	$20,562,479	$15,046,987

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,779,866	$3,654,302	$4,572,267
Accrued payroll and related expenses	79,891	66,712	56,799
Accrued expenses	52,535	—	31,752

Total Current Liabilities	1,912,292	3,721,014	4,660,818

Advances from parent		10,499,140	6,237,306
Commitments and Contingencies (Notes 2 and 4)	—	—	—
Stockholders' Equity
Common stock, no par value, 25,000,000 shares authorized, 7,334,078 issued and outstanding as of September 30, 2001 and 5,633,467 as of February 28, 2001 and February 29, 2000.	1,000	1,000	1,000
Additional paid-in capital	14,686,828	144,924	144,924
Retained earnings (accumulated deficit)	(1,087,403)	6,196,401	4,002,939

Total stockholders' equity	13,600,425	6,342,325	4,148,863

Total Liabilities and Stockholders' Equity	$15,512,717	$20,562,479	$15,046,987

See accompanying summary of accounting policies and notes to financial statements.

F–4

SeraCare Life Sciences, Inc.

Statements of Stockholders' Equity

(In whole dollars except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital
	Shares	Amount			Total
Balance, February 28, 1998	5,633,467	$1,000	$144,924	$1,880,188	$2,026,112
Net income for the year	—		—	1,252,725	1,252,725

Balance, February 28, 1999	5,633,467	1,000	144,924	3,132,913	3,278,837
Net income for the year	—		—	870,026	870,026

Balance, February 29, 2000	5,633,467	1,000	144,924	4,002,939	4,148,863
Net income for the year	—			2,193,462	2,193,462

Balance, February 28, 2001	5,633,467	1,000	144,924	6,196,401	6,342,325
Value of Options and Warrants Granted			155,900		155,900
Proceeds of Options and Warrants Exercised	1,700,611		1,167,406		1,167,406
Distribution to Capital in Conjunction with Spin-off (see note 9)			13,218,598		13,218,598
Net Loss				(7,283,804)	(7,283,804)

Balance, September 30, 2001	7,334,078	$1,000	$14,686,828	$(1,087,403)	$13,600,425

See accompanying summary of accounting policies and notes to financial statements.

F–5

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(In whole dollars)

	Seven Months Ending September 30, 2001	Year Ended February 28, 2001	Year Ended February 29, 2000	Year Ended February 28, 1999
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income (loss)	$(7,283,804)	$2,193,462	$870,026	$1,252,725
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	148,543	258,228	193,474	153,854
Allowance for doubtful accounts	88,814	106,041	—	—
Noncash charge for issuance of options	155,900	—	—	—
Write-down of specialty plasma inventory	7,317,000	—	—	—
(Increase) decrease from changes in:
Accounts receivable	2,658,465	309,683	(57,808)	(2,191,676)
Inventory	(2,958,335)	(6,101,295)	(4,194,896)	(687,065)
Prepaid expenses and other current assets	(51,226)	(92,061)	(61,656)	(24,945)
Other	225,913	(124,075)	—	11,221
Accounts payable	(1,874,436)	(858,701)	3,727,753	(1,087,755)
Accrued payroll and related expenses	13,179	(49,350)	(51,909)	83,820
Accrued expenses	52,535	(31,752)	31,752	(13,801)

Net cash provided by (used) in operating activities	(1,507,452)	(4,389,820)	456,736	(2,503,642)

Cash flows from investing activities
Purchases of property and equipment	(241,975)	(146,382)	(118,113)	(124,359)

Net cash used in investing activities	(241,975)	(146,382)	(118,113)	(124,359)

Cash flows from financing activities
Advances from (to) parent	2,719,458	4,261,834	(233,743)	2,546,719
Exercise of warrants and options	1,167,406	—	—	—

Net cash provided by (used) in financing activities	3,886,864	4,261,834	(233,743)	2,546,719

Net increase (decrease) in cash and cash equivalents during the period	2,137,437	(274,368)	104,880	(81,282)
Cash and cash equivalents, beginning of period	68,469	342,837	237,957	319,239

Cash and cash equivalents, end of period	$2,205,906	$68,469	$342,837	$237,957

Supplemental disclosure of cash flow information:
All taxes were paid by SeraCare, Inc. for the periods presented. No interest was paid during the periods presented.

See accompanying summary of accounting policies and notes to financial statements.

F–6

SeraCare Life Sciences, Inc.

Summary of Accounting Policies

Organization

    SeraCare Life Sciences, Inc. (the "Company"), a California corporation, was formed in February 1998 and changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. The Company is a manufacturer of plasma based diagnostic products and a distributor of both diagnostic and therapeutic products based in Oceanside, California. The Company is a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an "Exclusive Supplier" in many customers' regulatory applications with the FDA. The primary focus of the Company is the sale of plasma based therapeutic and diagnostic products to domestic and international biotech customers.

Basis of Presentation

    On November 6, 2001, the Board of Directors of the Company elected to change its fiscal year from February 28/29 to September 30. The financial statements included herein include: the seven months ended September 30, 2001 ("Transition Period"); and the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999. On September 24, 2001, the common stock of the Company was distributed by SeraCare, Inc. to its stockholders in a spin-off transaction. The statements included herein include an amount that management considers to be a reasonable allocation of general corporate expenses. Management and administrative salaries are allocated based upon estimated time devoted to the operations of the Company. All other allocations of general corporate expenses were based upon specific identification or the relationship of SeraCare Life Sciences operations to overall operations of SeraCare, Inc. Management believes that such allocation of general corporate expenses are representative of the expenses the Company will incur as an independent public company. Included in selling, general and administrative expenses are $57,351, $98,317, $121,659 and $91,220 for the seven months ended September 30, 2001 and the twelve month periods ending February 28/29, 2001, 2000 and 1999 respectively resulting from such allocation. The Company did not have an interest agreement with its parent and no interest was charged on the inter-company advances for the periods presented.

Revenue Recognition

    The Company records revenue upon shipment of its products, at which time title passes to the buyer. The Company generally sells its products to pharmaceutical and other healthcare companies.

Shipping and Handling Costs

    Amounts billed for shipping and handling are included in revenue. Shipping and handling costs are included in General and administrative expenses in the Statement of Operations.

Inventory

    Inventory, which primarily consists of blood plasma, is valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

    On September 21, 2001 SeraCare, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics, which focused on specialty plasma, would terminate effective October 31, 2001 and would not be assigned to SeraCare Life Sciences, Inc. The Company wrote-down approximately $7.3 million of inventory, which is included in cost of goods sold, to its estimated net realizable value as a result of the termination of the collaboration agreement and changes in raw materials necessary to meet revised customer specifications.

F–7

Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of five to ten years. Leasehold improvements are recorded at cost and are amortized using the straight-line method, over the lesser of the estimated useful lives of the property or the lease term, not to exceed ten years.

Income Taxes

    For periods prior to September 24, 2001, the Company filed consolidated tax returns with its parent. Effective with the spin-off on September 24, 2001, the Company became an independent public company and will file as a separate stand-alone taxpayer for periods after that date. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Goodwill

    Goodwill represents the excess of purchase price over the fair value of the net assets acquired and has been amortized using the straight-line method over a period of twenty years. The Company assesses the recoverability of its goodwill periodically by evaluating the expected undiscounted future cash flows to determine whether they are sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment loss will be recognized to reduce the carrying value based on the expected discounted cash flows. Effective with the fiscal year beginning October 1, 2001, the Company intends to adopt Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill will no longer be amortized, but will be evaluated annually to determine that no impairment has taken place since the previous evaluation. In connection with the adoption of SFAS 142, the Company will discontinue amortization of its' goodwill which amounted to approximately $220,000 annually and will review goodwill upon initial adoption and annually thereafter for impairment.

Earnings Per Share

    The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options, warrants, convertible debentures or convertible preferred stock) to issue common stock were exercised or converted into common stock. For the seven months ended September 30, 2001,

F–8

potential common shares consisting of stock options and warrants are excluded from the computation of earnings per share as their inclusion would be antidilutive.

Accounting Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS 121 and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts of operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

New Accounting Pronouncement

    In June 2001, the Financial Accounting Standards Board approved for issuance statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

Reclassifications of prior year amounts

    Certain reclassifications have been made to prior year amounts to conform to classifications used as of and for the seven months ended September 30, 2001.

Condensed Statement of Operations

    The following Condensed Statement of Operations reflects the operating results for the seven-month periods ended September 30, 2001 and 2000.

F–9

Condensed Statement of Operations
(in thousands except share data)

	Seven Months Ended September 30,
	2001	2000
		(Unaudited)
Total Revenue	$7,754	$12,204
Cost of sales	12,526	8,870

Gross Profit(loss)	(4,772)	3,334
General and administrative expenses	2,511	1,634

Operating income(loss)	(7,283)	1,700
Other income, net	—	11

Net income (loss) before taxes	(7,283)	1,711
Income taxes	—	701

Net income(loss)	$(7,283)	$1,010

EARNINGS(LOSS) PER SHARE:
Basic and Diluted	$(1.28)	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	5,679	5,633

F–10

SeraCare Life Sciences, Inc.

Notes to Financial Statements

1.  Property and Equipment

    Property and equipment consist of the following:

	September 30, 2001	February 28, 2001	February 29, 2000
Furniture and equipment	$530,769	$387,327	$250,932
Leasehold improvements	170,951	72,419	62,432

	$701,720	459,746	313,364
Less: accumulated depreciation and amortization	(145,097)	(119,422)	(81,809)

Property and equipment, net	$556,623	$340,324	$231,555

    Depreciation and amortization expense on property and equipment was $25,676, $37,613, and $17,968 for the seven months ended September 30, 2001 and for the years ended, February 28, 2001, and February 29, 2000, respectively.

2.  Leases

    The Company is currently leasing its office under a noncancelable lease agreement, which expires in August 2006. The lease includes one renewal option for an additional five years. Future minimum rental obligations under the aforementioned lease agreements are as follows:

Fiscal year ended	Amount
2002	$153,523
2003	158,131
2004	162,876
2005	167,288
2006	157,667
After 2006	—

$799,485

    Rent expense amounted to $44,620, $98,961, and $92,279 for the seven months ended September 30, 2001 and for the years ended February 28, 2001, and February 29, 2000, respectively.

F–11

3.  Income Taxes

    The provision (benefit) for income taxes consists of the following:

		Fiscal Years Ended
	Seven Months Ended 9-30-2001
		2001	2000	1999
Current tax provisions
U. S. Federal	$0	$1,338,384	$530,864	$764,374
State	0	185,887	73,731	106,163

Deferred Tax Provision
U.S. Federal	$(2,622,169)	—	—	—
State	(364,190)	—	—	—
Total	(2,986,359)	$1,524,271	$604,595	$870,537
Valuation allowance	2,986,359	—	—	—

Total (net of allowance)	$—	$1,524,271	$604,595	$870,537

    The provision based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

		Years Ended
	Seven Months 9-30-2001
		2001	2000	1999
Computed provision for taxes based on income at a statutory rate of 34%	34.0%	34.0%	34.0%	34.0%
State taxes	5.0	5.0	5.0	5.0
Goodwill	2.0	2.0	2.0	2.0

	41.0%	41.0%	41.0%	41.0%
Less valuation allowance	41.0%	—	—	—

Effective tax rate	0%	41.0%	41.0%	41.0%

    The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. For purposes of this presentation, income taxes for the Company have been estimated for all prior year periods presented at an overall rate of 41 percent to reflect the appropriate statutory rates. With regard to the current seven month period, the Company has provided no tax benefit because the Company does not believe that it is more likely than not that the operating loss carryforward will be utilized. The amount of the loss carry forward is estimated to be $7.3 million and expires in 2021.

4.  Commitments

    The Company has entered into an employment agreement with the president of the Company through September 25, 2004. The current annual salary under this agreement is $175,000.

5.  Risks and Uncertainties and Significant Customers and Suppliers

    Storage of plasma and plasma products, labeling and distribution activities are subject to strict regulation and licensing by the U.S. Food and Drug Administration ("FDA"). The Company's facility is subject to periodic inspection by the FDA. Failure to comply or correct deficiencies with applicable

F–12

laws or regulations could subject the Company to enforcement action, including product seizures, recalls, and civil and criminal penalties, any one or more could have a material adverse effect on the Company's business.

    Laws and regulations with similar substantive and enforcement provisions are also in effect in many of the states and municipalities where the Company does business. Any change in existing federal, state or municipal laws or regulations, or in the interpretation or enforcement thereof, or the promulgation of any additional laws or regulations could have an adverse effect on the Company's business.

    The Company has material agreements with SeraCare, Inc. (the Company's former parent) and Instituto Grifols SA to provide products and services, which expire March 31, 2006. The termination of these agreements could have a material adverse affect on the Company's revenues and profitability.

    During the year ended February 28, 2001, approximately 49% of net sales were to three customers and for the year ended February 29, 2000, approximately 40% of net sales were to two customers. For the seven months ended September 30, 2001, about 26% of net sales were to one customer. This customer represented about 35% of year end accounts receivable.

    Customers with more than 10% of the companies total sales are as follows:

	Seven Months Ended September 30, 2001	Fiscal Years Ended
		2001	2000	1999
Genetics Institute	—	24%	16%	—
Haemopharm, Inc. (Voco)	—	15%	—	14%
Biotest Pharma GmbH	—	10%	—	—
The Republic of Korea	26%	8%	23%	11%
Chiron, Inc.	—	—	—	12%

    Customers with more than 10% of year end accounts receivable are as follows:

		For Fiscal Years Ended
	Seven Months Ended September 30, 2001
		2001	2000
Genetics Institute	—	25%	24%
Haemopharm, Inc. (Voco)	—	19%	—
The Republic of Korea	35%	15%	18%
RIMSA	—	—	12%

F–13

    Information regarding our geographical concentration is as follows:

	Seven Months Ended September 30, 2001	For Fiscal Years Ended
		2001	2000
Net Sales
United States	$3,847,473	$11,480,822	$8,958,244
Europe	1,476,830	5,545,673	1,679,615
Korea	2,026,121	1,847,654	4,237,991
Other	403,445	789,187	1,343,206

	$7,753,869	$19,663,336	$16,219,056

    Amounts for the year 1999 have not been presented as it is not practical to do so

6.  Segment Information

    Effective March 1, 1998, the Company adopted SFAS No. 131 for financial reporting of its operating segments. The Company's business activities are divided, managed and conducted in two basic business segments, the Therapeutic Products segment and the Diagnostic Products segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. Operations which do not fall into either of these two segments including unallocated corporate overhead is reported in the category "Corporate and Other".

    The Therapeutic segment includes sale of plasma to manufacturers whose objective is the production of injectable plasma products such as albumin, antihemophilic factors 8 and 9, and Rh Immune globulin. The Diagnostic segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls, calibrators, re-agents and specialty test kits. The Diagnostic segment also includes the production and/or sale of monoclonal antibodies.

    The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and Earnings Before Interest Depreciation and Amortization (EBITDA) are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful "early warning signs" of future performance. The following segment financial statements have been prepared on the same basis as the Company's financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies.

    The Company's segment information for the seven months ended September 30, 2001, and for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 is as follows:

	Therapeutic Segment	Diagnostic Segment	Total Segments	Corporate and Other	Total
Net Sales
12 Mos Fy1999	$5,973,790	$7,137,029	$13,110,819	—	$13,110,819
12 Mos Fy 2000	7,289,306	8,929,750	16,219,056	—	16,219,056
12 Mos Fy 2001	9,187,197	10,476,139	19,663,336	—	19,663,336
7 Mos 2001	2,546,561	5,207,308	7,753,869		7,753,869

F–14

Gross Profit
12 Mos Fy 1999	965,006	2,697,593	3,662,599	—	3,662,599
12 Mos Fy 2000	2,027,582	2,133,713	4,161,295	—	4,161,295
12 Mos Fy 2001	1,021,169	5,444,521	6,465,690	—	6,465,690
7 Mos 2001	449,458	(5,221,770)	(4,772,312)		(4,772,312)
Operating Income
12 Mos Fy 1999	556,294	1,554,624	2,440,918	—	2,110,918
12 Mos Fy 2000	714,933	752,091	1,467,024	—	1,467,024
12 Mos Fy 2001	585,453	3,120,792	3,706,245	—	3,706,245
7 Mos 2001	298,974	(7,582,778)	(7,283,804)		(7,283,804)
Other income
12 Mos Fy 1999	—	—	—	12,344	12,344
12 Mos Fy 2000	—	—	—	7,597	7,597
12 Mos Fy 2001	—	—	—	11,488	11,488
7 Mos 2001	—	—	—	—	—
Taxes on Income
12 Mos Fy 1999	228,080	637,396	865,476	5,061	870,537
12 Mos Fy 2000	280,190	294,912	575,102	—	575,102
12 Mos Fy 2001	228,941	1,220,975	1,449,916	—	1,449,916
7 Mos 2001	—	—	—	—	—
Net Income
12 Mos Fy 1999	328,214	917,228	1,245,442	7,283	1,252,725
12 Mos Fy 2000	434,743	457,179	891,922	4,482	899,519
12 Mos Fy 2001	356,512	1,899,817	2,256,329	6,778	2,267,817
7 Mos 2001	298,974	(7,582,778)	(7,283,804)	—	(7,283,804)
Identifiable Assets
February 28, 1999	2,106,066	3,767,960	5,874,026	3,998,878	9,872,904
February 29, 2000	3,458,301	7,056,533	10,514,834	4,532,153	15,046,987
February 28, 2001	3,654,967	12,444,323	16,099,290	4,463,189	20,562,479
September 30, 2001	1,854,664	7,138,682	8,993,346	6,519,371	15,512,717
Depreciation and Amortization
12 Mos Fy 1999	55,380	98,455	153,834	—	153,834
12 Mos Fy 2000	63,847	129,627	193,474	—	193,474
12 Mos Fy 2001	59,392	198,836	258,228	—	258,228
7 Mos 2001	43,454	105,089	148,543		148,543
Capital Expenditures
12 Mos Fy 1999	44,769	79,590	124,359	—	124,359
12 Mos Fy 2000	38,977	79,136	118,113	—	118,113
12 Mos Fy 2001	33,668	112,714	146,382	—	146,382
7 Mos 2001	19,816	222,158	241,975	—	241,975

    "Corporate and Other" includes unallocated corporate overhead, and other income (expense) amounts which are not specifically attributable to either segment. Identifiable assets of each segment

F–15

consists primarily of accounts receivable and inventories Corporate assets includes cash and other assets not specifically allocable to either segment.

7.  Related Party Transactions

    The Company purchased from subsidiaries of SeraCare, Inc. source and specialty plasma totaling $3,399,653 during FY 1999, $3,282,530 during FY 2000, $5,315,881 during FY 2001, and $2,926,969 during the seven months ended September 30, 2001. During the periods prior to September 24, 2001, charges for insurance, healthcare, legal expenses are paid by the parent and recharged to the Company through the inter-company account. For purposes of presentation in the financial statements presented herein, during the same periods, twenty-five percent of the CEO and CFO of the parent have been recharged to the Company on the basis of actual time related to the Company. No interest has been charged on inter-company advances during such periods.

8.  Stock Option Plan

    In September 2001 the Shareholders approved the Seracare Life Science, Inc. 2001 Stock Incentive Plan ("the plan") which provides for the granting of up to 600,000 shares of common stock in the form of both incentive stock options and nonqualified stock options.

9.  Stockholders Equity

    On September 24, 2001 in conjunction with the spin-off transaction, the Company issued 5,633,467 shares of no-par common stock. As of the date of the spin-off, the net inter-company amount due to SeraCare, Inc. was deemed additional investment and accordingly was reclassified to additional paid-in capital. This resulted in a $13,218,598 contribution to paid-in capital. On September 25, 2001, the Company received proceeds of $1,167,406 from the exercise of a total of 1,700,611 options / warrants, primarily from directors.

10. Stock Options and Warrants

    On September 24, 2001 in conjunction with the spin-off transaction, the Company issued options / warrants to purchase 2,233,045 shares of the Company's common stock at various prices. Also, in conjunction with the establishment of an independent board of directors, each of the seven directors was granted five-year options to purchase 40,000 shares (a total of 280,000) of common stock at an exercise price of $1.00 per share. Also, in conjunction with the Supply and Services Agreement, the Company issued a five year warrant to purchase 563,347 common shares at $3.05 per share. The Company also issued 40,000 three year warrants at $5.00 in connection with a consulting agreement. On September 25, 2001, the Company received proceeds of $1,167,406 from the exercise of a total of 1,740,611 options / warrants, primarily from directors.

F–16

    The following table summarizes information about stock options and warrants outstanding at September 30, 2001:

Outstanding				Exercisable
		Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
$0.01	13,961	24	$0.01	13,961	$0.01
$.45 - $1.00	718,473	41	$0.90	718,473	$0.90
$1.18 - $1.19	40,000	36	$1.18	40,000	$1.18
$3.05	563,347	60	$3.05	563,347	$3.05
$5.00	40,000	36	$5.00	40,000	$5.00

	1,375,781		$1.87	1,375,781	$1.87

    FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black Scholes method, at the weighted-average assumption used for grants for the seven months ended September 30, 2001 dividend yield of zero percent; expected volatility of 16.7 percent; risk free interest rate of 3.75; and expected life of 5 years.

    Excluding the options issued in conjunction with then spin-off transaction, the weighted average Black Scholes fair value of options granted during the seven month period ended September 30, 2001 was $.68.

    Under the accounting provisions of FASB Statement 123, the Company's net income and income (loss) per share would have been reduced to the pro forma amounts indicated below for the seven months ended:

September 30, 2001
Net income (loss)
As reported	$(7,283,804)
Pro forma	$(7,334,057)
Basic income (loss) per share
As reported	$(1.28)
Pro forma	$(1.29)
Diluted income (loss) per share
As reported	$(1.28)
Pro forma	$(1.29)

F–17

11. Reserves

    Changes in Accounts Receivable valuation reserve were as follows:

		Year ended
	Seven months ended September 30, 2001	Feb 28, 2001	Feb 29, 2000	Feb 28, 1999
Beginning balance	106,041	-0-	-0-	-0-
Costs charged to expense	381,926	106,041	85,509	505
Write-offs and adjustments	(293,112)	-0-	(85,509)	(505)

Ending balance	194,855	106,041	-0-	-0-

12. Summarized Quarterly Financial Data (Unaudited)

    Summarized quarterly data is as follows:

	Three months ended
	May 31	August 31	November 30(1)	February 28(29)(1)
	(Dollar amounts in thousands, except per share data)
Seven months ended September 30, 2001
Total revenue	$3,152,651	$4,258,689	$342,530	—
Net income (loss) from operations	$644,029	$340,069	$(8,267,902)	—
Net income (loss)	$379,977	$200,641	$(7,864,422)	—
Net income (loss) per common share:
Basic	0.07	0.04	(1.39)	—
Diluted	0.07	0.04	(1.39)	—
Year ended February 28, 2001
Total revenue	$3,834,336	$6,554,568	$4,709,466	$4,564,966
Net income from operations	$552,207	$999,068	$1,037,819	$1,117,150
Net income	$331,667	$590,270	$612,406	$659,119
Net income per common share
Basic	$.06	$.10	$.11	$.12
Diluted	$.06	$.10	$.11	$.12
Year ended February 29, 2000
Total revenue	$3,211,088	3,183,795	$4,937,339	$4,886,834
Net income from operations	$365,811	$223,214	$395,967	$482,032
Net income	$216,601	$133,795	$234,089	$285,541
Net income per common share
Basic	$.04	$.02	$.04	$.05
Diluted	$.04	$.02	$.04	$.05

    On September 21, 2001 SeraCare, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics, which focused on specialty plasma, would terminate effective October 31, 2001 and would not be assigned to SeraCare Life Sciences, Inc. As a result, the Company wrote-down approximately $7.3 million of inventory, which is included in cost of goods sold, to its estimated net realizable value without the collaboration agreement and changes in raw materials necessary to meet revised customer specifications.

F–18

(1)
For the seven months ended September 30, 2001, third quarter results represent the one month of September and no results are reflected for the fourth quarter.

F–19

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
RISK FACTORS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SeraCare Life Sciences, Inc. Index to Financial Statements
SeraCare Life Sciences, Inc. Statements of Operations (In whole dollars except per share data)
SeraCare Life Sciences, Inc. Balance Sheets (In whole dollars)
SeraCare Life Sciences, Inc. Statements of Stockholders' Equity (In whole dollars except share data)
SeraCare Life Sciences, Inc. Statements of Cash Flows (In whole dollars)
SeraCare Life Sciences, Inc. Summary of Accounting Policies
Condensed Statement of Operations (in thousands except share data)
SeraCare Life Sciences, Inc. Notes to Financial Statements