Form 10-Q
period 2001-12-31
SERACARE LIFE SCIENCES INC
filed 2002-02-14
CIK 1156295

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of January 31, 2002, the issuer had 7,374,078 shares of its common stock, issued and outstanding.

SeraCare Life Sciences, Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SeraCare Life Sciences, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31 2001	December 31 2000
Sales	$6,427,037	$3,376,942
Cost of sales	4,494,909	1,995,047

Gross profit	1,932,128	1,381,895
General and administrative expenses	1,082,945	603,400

Income before income tax expense	849,183	778,495
Income tax expense	22,631	319,183

Net income	$826,552	$459,312

Earnings per common share:
Basic	$0.11	$0.08

Diluted	$0.10	$0.08

Weighted average shares:
Basic	7,374,078	5,633,467

Diluted	8,138,074	5,633,467

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Balance Sheets

	December 31, 2001 (Unaudited)	September 30, 2001 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,975,444	$2,205,906
Accounts receivable, less allowance for doubtful accounts of $158,394 and $194,855 respectively	3,210,129	1,676,768
Inventory	7,927,806	7,316,578
Prepaid expenses and other current assets	179,811	231,388

Total current assets	14,293,190	11,430,640
Property and Equipment, net	669,857	556,623
Goodwill	3,514,233	3,514,233
Other Assets	11,221	11,221

Total Assets	$18,488,501	$15,512,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,590,316	$1,779,866
Accrued expenses	471,208	132,426

Total current liabilities	4,061,524	1,912,292

Stockholders' Equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,374,078 shares issued and outstanding	1,168,406	1,168,406
Additional paid-in capital	13,519,422	13,519,422
Accumulated deficit	(260,851)	(1,087,403)

Total stockholders' equity	14,426,977	13,600,425

Total Liabilities and Stockholders' Equity	$18,488,501	$15,512,717

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31 2001	December 31 2000
Cash flows from operating activities:
Net income	$826,552	$459,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,511	64,851
Changes in operating assets and liabilities:
Accounts receivable	(1,533,361)	1,237,119
Inventory	(611,228)	(970,709)
Prepaid expenses and other current assets	51,577	18,833
Accounts payable	1,810,450	(255,694)
Accrued expenses	338,782	8,384

Net cash provided by operating activities	896,283	562,096

Cash flows from investing activities—purchases of property and equipment	(126,745)	(9,097)

Cash flows from financing activities—advances from former parent	—	(469,581)

Net increase in cash and cash equivalents	769,538	83,418
Cash and cash equivalents, beginning of period	2,205,906	206,471

Cash and cash equivalents, end of period	$2,975,444	$289,889

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Notes to Financial Statements

1.    Basis of Presentation

        The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of December 31, 2001 and for the three months ended December 31, 2001 and December 31, 2000 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the "Company") as of December 31, 2001, and the results of its operations and cash flows for the three months ended December 31, 2001 and 2000. These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Transition Report on Form 10-K for the period ended September 30, 2001 and fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999.

        The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

        Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules to Form 10-Q. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the transition period ended September 30, 2001 and fiscal year ended February 28, 2001 included in the Company's Transition Report on Form 10-K.

        On September 21, 2001, the Company effected a stock split whereby the 1,000 common shares then held by SeraCare, Inc. as the sole shareholder were split into 5,633,467 common shares in anticipation of the September 24, 2001 spin-off and distribution of such shares to the shareholders of SeraCare, Inc. All references in the financial statements to number of shares outstanding and per share amounts have been retroactively restated to reflect the stock split for all periods presented prior to September 24, 2001.

2.    Earnings Per Share

        Both diluted and basic earnings per common share amounts for the three months ended December 31, 2000 have been calculated using the post split total of 5,633,467 shares (see note 1). There were no potentially dilutive securities during such three month period. Basic earnings per common share for the three months ended December 31, 2001 was calculated based upon the weighted average number of shares outstanding during the period, which totaled 7,374,078 shares. Diluted earnings per common share for the same period reflects the incremental effects of 763,996 potentially dilutive options and warrants which resulted in fully diluted weighted average shares of 8,138,074. Options to purchase 25,000 shares of common stock and warrants to purchase 40,000 shares of common stock at December 31, 2001 were not included in the calculation of diluted earnings per share as their effect was antidilutive.

3.    Income Taxes

        The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. Accordingly, for the three months ended December 31, 2000, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. For the three month period ended December 31, 2001, no federal taxes were paid and only the

Alternate Minimum Tax has been accrued due to the availability of various loss carryforwards and deferred tax credits. The Company currently has federal net operating loss carry forwards of approximately $7.3 million which expire in 2021.

4.    Litigation

        There is no material pending legal proceedings to which the Company is a party of, other than routine litigation occurring in the normal course of the Company's operations.

5.    Segment Information

        The Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and related Information" ("SFAS No. 131"), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three months ended December 31, 2001 and 2000.

	For the Three Months Ended
	December 31, 2001	December 31, 2000
Sales—unaffiliated customers:
Therapeutic products	$2,937,648	$2,198,494
Diagnostic products	3,489,389	1,178,448

Total	6,427,037	3,376,942

Operating income (loss):
Therapeutic products	636,236	267,355
Diagnostic products	472,242	535,718
Corporate and other	(259,295)	(24,578)

Total	$849,183	$778,495

        Operating income is defined as income before income taxes, interest, special charges and other non-operating income and expenses. "Corporate and other" includes general administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three months ended December 31, 2001 and 2000.

6.    New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

        The Company elected to early adopt the provisions of SFAS 142 as of October 1, 2001. Upon adoption of SFAS 142, the Company ceased amortization of goodwill on October 1, 2001. Amortization expense for the three months ended December 31, 2000 was $32,450 net of tax. The Company has identified its reporting units to be its operating segments and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of October 1, 2001. Under the provisions of SFAS 142, the Company performed a transitional goodwill impairment assessment, which resulted in no impairment to the carrying value of goodwill as of October 1, 2001. The annual impairment test will be performed in the fourth quarter of each fiscal year.

7.    Related Party Transactions

        Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of the Company's common stock. On September 25, 2001, Probitas Pharma S.A. acquired SeraCare, Inc., our former parent. During the three months ended December 31, 2001 and December 31, 2000 the Company purchased from SeraCare, Inc. human blood plasma and services totaling $19,523 and $82,499 respectively. During the same two periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $1,788,600 and $68,400 respectively.

        Mr. Barry D. Plost is currently the interim Chief Executive Officer and a director of the Company. Mr. Plost is also President of SeraCare, Inc. and serves as a director of Probitas Pharma S.A.

8.    Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We caution you that this document contains disclosures that are forward-looking statements. All statements regarding SeraCare Life Sciences, Inc's. expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in "Risk Factors".

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 compared to Three Months Ended December 31, 2000

Sales

        Sales of the Company increased by 90%, or $3,050,095, to $6,427,037 during the current year period. This increase was primarily the result of an increase in the shipment of certain therapeutic products to the Company's largest customer which resumed purchasing of our products after their facility received FDA approval. Also contributing to the increase was the continued growth in the sale of diagnostic products manufactured by the Company in Oceanside, California.

Gross Profit

        Gross profit increased by $550,233 or 40% in the current year period to $1,932,128 mainly due to the increase in sales. Also affecting gross profit was a favorable change in product mix relating to therapeutic sales, partially offset by lower margins on diagnostic products sales mostly due to the cost of ramping up the newly expanded manufacturing facility. The Company is in the process of making a strategic change in the structure of the Company's relationship with its customers from a purchase order driven system, which has resulted in significant fluctuations in gross margins, to long-term contractual relationships which management believes will result in a more consistent flow of shipments and improved predictability in profit margins.

General and Administrative expenses

        General and administrative expenses in the current quarter increased by $479,545 to $1,082,945, an increase of 80%. This increase was primarily the result of increased costs including salaries, legal, professional, public relations and audit fees associated with our new status as a standalone public company. Also contributing to the increase was higher sales and marketing costs due partially to the increase in sales and partially due to the restructuring of these functional areas. These increases were partially offset by the recovery of a trade receivable which was reserved in a prior period.

Income Tax Expense

        The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. Accordingly, for the three months ended December 31, 2000, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. For the three month period ended December 31, 2001, no federal taxes were paid and only the Alternate Minimum Tax has been accrued due to the availability of various loss carryforwards and deferred tax credits. The Company currently has federal net operating loss carry forwards of approximately $7.3 million which expire in 2021.

Net Income

        As a result of the above, net income for the three months ended December 31, 2001 was $826,552 compared to $459,312 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, the Company's current assets exceeded current liabilities by $10,231,666 compared to $9,518,348 as of September 30, 2001, which translates into a current ratio as of December 31, 2001 of 3.52 to 1 compared to 5.98 to 1 as of September 30, 2001. Total liabilities as of December 31, 2001 were $4,061,524 compared to $1,912,292 as of September 30, 2001. The total debt to equity ratio as of December 31, 2001 was .28 compared to .14 as of September 30, 2001.

        Net cash provided by operating activities during the three month period ended December 31, 2001 was $896,283 compared to $562,096 during the same prior year period. The current year period results were due primarily to an increase in accounts payable resulting from the timing of payments for purchased products, partially offset by increases in accounts receivables and inventory.

        Cash flows used in investing activities for the three months ended December 31, 2001 was $126,745 compared to $9,097 for the comparable prior year period. The increased spending in property and equipment was primarily due to capital expenditures for a new computer software system to better support inventory control and the expanded manufacturing operations.

        The period since September 24, 2001 has been impacted by the changes and staffing required for the Company to move forward as an independent stand alone public company. During that period, the Company has incurred certain costs such as increased labor, legal, insurance and professional fees which are part of being a public company. While certain of these costs were onetime setup costs, the Company expects that the higher cost of doing business as a stand alone public company will continue in the future.

        The Company continues to experience rapid growth in the sale of internally manufactured products and has completed the expansion of its facilities in Oceanside, California. In addition, the Company continues to be debt free and expects positive cash flows from operations to continue. Accordingly, management believes that internally generated cash flow will be adequate to fund continuing operations for the foreseeable future, unless the Company determines to initiate a major expansion or significant acquisition.

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

Other Items

        Our historical financial information is not necessarily indicative of our future performance. Further, the of the results of operations and cash flows during the three months ended December 31, 2000 may not reflect the results that would have occurred if we had been a separate, independent company during such period.

        The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

        There have been no significant change to the Company's exposure to interest rates, foreign currency exchange rates or other relevant market risks from those disclosed in the Company's Transition Report on Form 10-K filed on January 3, 2002.

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company's financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement No. 121), it retains many of the fundamental provisions of Statement No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion No. 30), for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on the Company's financial statements.

RISK FACTORS

        You should carefully consider all the information we have included in this Quarterly Report on Form 10-Q and in the Transition Report on Form 10-K for the period ended September 30, 2001. In particular, you should carefully consider the Risk Factors described below and the additional Risk Factors discussed in the Form 10-K. Also, please read "Cautionary Statement as to Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We are Dependent on Strategic Alliances

        We are pursuing strategic alliances with third parties for the development of certain of our products. No assurance can be given that we will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner or that the collaborations will be successful. If we are not successful in our efforts, we may not be able to continue to develop our products. Even if we are successful, if any of our collaborative partners violate or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and we might be required to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any intellectual property developed with third parties. These and other possible disagreements between collaborators and us could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

We Make a Large Percentage of our Sales to Three Customers

        The Company typically sells 25% to 50% of our annual net sales to a limited number of customers. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our plasma products, our business and results of operations would be materially adversely affected.

An Interruption in the Supply of Products That We Purchase From Third Parties Could Cause a Decline in Our Sales

        We purchase various products that are either sold as is or are used in the manufacture and testing of our diagnostic products from various parties, such as Instituto Grifols, S.A. and other unaffiliated companies. Any significant interruption in the supply of these products could cause a decline in our sales, unless and until we are able to replace them.

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

        We also depend on other parties such as Instituto Grifols, S.A. and other unaffiliated companies to provide their products on a timely and cost-effective basis and to deliver high quality products, enhance their current products, develop new products, and respond to emerging industry standards and other technological changes. The failure of these parties to meet these criteria could harm our business.

Having No Recent Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

        We do not have a recent operating history as an independent company. Our business has relied on SeraCare, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of SeraCare Inc.'s other operations. As a result of the spin-off, SeraCare is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents, including the

Supply and Services Agreement, that we entered into with SeraCare Inc. in connection with the spin-off.

        As a result of the spin-off, we will incur costs and expenses associated with the management of a public company that we expect will be greater than the amount reflected in our historical financial statements. While we have been profitable as part of SeraCare Inc., there can be no assurance that, as a stand-alone company, our future profits will be comparable to historical operating results before the spin-off.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

        Interest Rate and Market Risk    Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of December 31, 2001 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not us derivative financial instruments in our investment portfolio.

        Foreign Currency Exchange Risk    We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all designated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

3.1	Amended and Restated Articles of Incorporation
10.3.2	Amendment to Employment Agreement between SeraCare Life Sciences, Inc. and Michael F. Crowley II, dated November 6, 2001.
10.13	SeraCare Life Sciences, Inc. 2001 Stock Incentive Plan
  (b)
  Reports on Form 8-K

      On November 19, 2001, the Company filed a report on Form 8-K announcing a change in its fiscal year.

      On February 7, 2002, the Company filed a report on Form 8-K announcing a change in its independent accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC. (Registrant)
Dated: February 14, 2002	By:	/s/ BARRY D. PLOST Barry D. Plost, Chairman & CEO
	By:	/s/ DENNIS M. MULROY Dennis M. Mulroy, Chief Financial Officer

QuickLinks

SeraCare Life Sciences, Inc. Table of Contents
PART I. FINANCIAL INFORMATION
SeraCare Life Sciences, Inc. Statements of Operations (Unaudited)
SeraCare Life Sciences, Inc. Balance Sheets
SeraCare Life Sciences, Inc. Statements of Cash Flows (Unaudited)
SeraCare Life Sciences, Inc. Notes to Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES