Form 10-Q
period 2001-03-31
SERACARE LIFE SCIENCES INC
filed 2002-05-06
CIK 1156295

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number 0-33045

SERACARE LIFE SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0056054 (I.R.S. Employer Identification No.)
1935 Avenida del Oro, Suite F Oceanside, California (Address of Principal Executive offices)	92056 (Zip Code)

Registrant's Telephone Number:  (760) 806-8922

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        As of April 30, 2002, the issuer had 7,374,078 shares of its common stock, issued and outstanding.

SeraCare Life Sciences, Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SeraCare Life Sciences, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31 2002	March 31 2001	March 31 2002	March 31 2001
Sales	$7,284,534	$4,979,394	13,711,570	8,356,336
Cost of sales	5,123,650	2,953,394	9,618,559	4,948,440

Gross profit	2,160,884	2,026,000	4,093,011	3,407,896
General and administrative expenses	1,158,675	738,040	2,241,619	1,341,440

Income before income tax expense (benefit)	1,002,209	1,287,960	1,851,392	2,066,456
Income tax expense (benefit) (Note 3)	(9,631)	528,064	13,000	847,247

Net income	$1,011,840	$759,896	1,838,392	1,219,209

Earnings per common share (Note 2):
Basic	$0.14	$0.13	0.25	0.22

Diluted	$0.12	$0.13	0.22	0.22

Weighted average shares (Note 2):
Basic	7,374,078	5,633,467	7,374,078	5,633,467

Diluted	8,335,572	5,633,467	8,236,823	5,633,467

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.
Balance Sheets

	March 31, 2002 (Unaudited)	September 30, 2001 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,586,489	$2,205,906
Accounts receivable, less allowance for doubtful accounts of $158,394 and $194,855, respectively	4,045,485	1,676,768
Inventory	7,834,211	7,316,578
Prepaid expenses and other current assets	150,883	231,388

Total current assets	14,617,068	11,430,640
Property and Equipment, net	698,853	567,844
Goodwill	3,514,233	3,514,233

Total Assets	$18,830,154	$15,512,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,700,767	$1,779,866
Accrued expenses	690,570	132,426

Total current liabilities	3,391,337	1,912,292

Stockholders' Equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,374,078 shares issued and outstanding	1,168,406	1,168,406
Additional paid-in capital	13,519,422	13,519,422
Retained earnings (deficit)	750,989	(1,087,403)

Total stockholders' equity	15,438,817	13,600,425

Total Liabilities and Stockholders' Equity	$18,830,154	$15,512,717

See accompanying notes to financial statements

SeraCare Life Sciences
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31 2002	March 31 2001
Cash flows from operating activities:
Net income	$1,838,392	$1,219,209
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	28,255	128,987
Changes in operating assets and liabilities:
Accounts receivable	(2,368,717)	(407,556)
Inventory	(517,633)	(3,053,434)
Prepaid expenses and other current assets	80,505	(78,531)
Accounts payable	920,901	(385,652)
Accrued expenses	558,144	21,082

Net cash provided by (used in) operating activities	539,847	(2,555,895)

Cash flows from investing activities—purchases of property and equipment	(159,264)	(17,905)

Cash flows from financing activities—advances from former parent	—	2,673,997

Net increase in cash and cash equivalents	380,583	100,197
Cash and cash equivalents, beginning of period	2,205,906	206,471

Cash and cash equivalents, end of period	$2,586,489	$306,668

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.
Notes to Financial Statements

1. Basis of Presentation

        The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2002 and for the three month and six month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the "Company") as of March 31, 2002, and the results of its operations and cash flows for the three month and six month periods ended March 31, 2002 and 2001. These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in the preparation of the audited financial statements included in the Company's Transition Report on Form 10-K for the transition period ended September 30, 2001 and fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999.

        The results of operations for the three month and six month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

        Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the applicable rules to Form 10-Q. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the transition period ended September 30, 2001 and the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 included in the Company's Transition Report on Form 10-K.

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

2. Earnings Per Share

        Both diluted and basic earnings per common share amounts for the three month and six month periods ended March 31, 2001 have been calculated using the post split total of 5,633,467 shares (see note 1). There were no potentially dilutive securities during such three month and six month periods. Basic earnings per common share for the three month and six month periods ended March 31, 2002 was calculated based upon the weighted average number of shares outstanding during the periods, which totaled 7,374,078 shares. Diluted earnings per common share for the same periods reflects the incremental effects of 961,494 and 862,745 potentially dilutive options and warrants, respectively, which resulted in fully diluted weighted average shares of 8,335,572 and 8,236,823, respectively. Options to purchase 25,000 shares of common stock and warrants to purchase 40,000 shares of common stock were included in the calculation of diluted weighted average shares for the three month and six month periods ended March 31, 2002, but were excluded for the three month period ended December 31, 2001 as their effect was antidilutive.

3. Income Taxes

        The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. Accordingly, for the three month and six month periods ended March 31, 2001, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. For the three month period ended December 31, 2001, no federal taxes were paid and only the Alternative Minimum Tax was accrued due to the availability of various loss carryforwards. In March 2002, existing federal tax laws were changed to eliminate the limitation on the use of net operating loss carryforwards to offset the federal alternative minimum taxable income. An income tax benefit has been reflected in the three month period ended March 31, 2002 to recognize the impact of the change in the federal tax laws which were effective March 31, 2002 and reverse the federal alternative minimum tax accrual for the three month period ended December 31, 2001. The income tax expense of $13,000 for the six months period ended March 31, 2002, represents an accrual for the state alternative minimum taxes since the states did not conform to the federal tax law changes. The Company as of September 30, 2001, had federal net operating loss carry forwards of approximately $7.3 million which expire in 2021.

4. Litigation

        There are no material pending legal proceedings to which the Company is a party of, other than routine litigation occurring in the normal course of the Company's operations.

5. Segment Information

        The Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and related Information" ("SFAS No. 131"), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three month and six month periods ended March 31, 2002 and 2001.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2002	March 31, 2001	March 31, 2001	March 31, 2002
Net sales:
Therapeutic Products	$4,425,583	$2,792,955	$7,363,230	$4,991,448
Diagnostic Products	2,858,951	2,186,439	6,348,340	3,364,888

Total	7,284,534	4,979,394	13,711,570	8,356,336

Segment operating income:
Therapeutic Products	1,063,841	400,230	1,700,077	667,585
Diagnostic Products	286,854	907,491	759,096	1,443,210
Corporate / Other	(348,486)	(19,761)	(607,781)	(44,339)

Total	$1,002,209	$1,287,960	$1,851,392	$2,066,456

        Operating income is defined as income before income taxes, interest, special charges and other non-operating income and expenses. "Corporate and other" includes general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three month and six month periods ended March 31, 2002 and 2001.

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

        The Company elected to early adopt the provisions of SFAS 142 as of October 1, 2001. Upon adoption of SFAS 142, the Company ceased amortization of goodwill on October 1, 2001. Amortization expense for the three month and six month periods ended March 31, 2001 was $32,050 and $64,590 net of tax, respectively. The Company has identified its reporting units to be its operating segments and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of October 1, 2001. Under the provisions of SFAS 142, the Company performed a transitional goodwill impairment assessment, which resulted in no impairment to the carrying value of goodwill as of October 1, 2001. The annual impairment test will be performed in the fourth quarter of each fiscal year.

7. Related Party Transactions

        Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of the Company's common stock. On September 25, 2001, Probitas Pharma S.A. acquired SeraCare, Inc., our former parent. During the three month periods ended March 31, 2002 and 2001, the Company purchased from SeraCare, Inc. human blood plasma and services totaling $14,400 and $2,537,212, respectively. During the same three month periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $2,252,866 and $1,098,400, respectively. During the six month periods ended March 31, 2002 and 2001, the Company purchased from SeraCare, Inc. human blood plasma and services totaling $33,923 and $2,619,711, respectively. During the same six month periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $4,041,466 and $1,166,800, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We caution you that this document contains disclosures that are forward-looking statements. All statements regarding SeraCare Life Sciences, Inc.'s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as "expect," "believe," "anticipate," "intend," or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in "Risk Factors".

RESULTS OF OPERATIONS

Three month Period Ended March 31, 2002 compared to Three month Period Ended March 31, 2001

Sales

        Sales increased by 46%, or $2,305,000, to $7,285,000 for the three month period ended March 31, 2002 compared to the same period in 2001. This increase was primarily the result of an increase in the sales of certain therapeutic products to the Company's largest customer which increased purchasing of our products after their facility received FDA approval. Also contributing to the increase was a $847,000 sale of source plasma.

Gross Profit

        Gross profit increased by $135,000 or 7% for the three month period ended March 31, 2002 to $2,161,000 compared to the same period in 2001. Gross profit was favorably impacted by a change in product mix relating to therapeutic sales, significantly offset by lower margins on diagnostic products sales mostly due to the large plasma sale described above, which had a lower margin, and due to the cost of ramping up the newly expanded manufacturing facility. The Company continues to focus on the change in the structure of the Company's relationship with its customers from a purchase order driven system, which has resulted in significant fluctuations in gross margins, to long-term contractual relationships which management believes will result in a more consistent flow of shipments and improved predictability in profit margins.

General and Administrative expenses

        General and administrative expenses for the three month period ended March 31, 2002 increased by $421,000 to $1,159,000, an increase of 57% compared to the same period in 2001. This increase was primarily the result of increased costs including salaries, legal, professional, public relations, audit, and insurance fees associated with our new status as a stand-alone public company. Also contributing to the increase were higher sales and marketing costs due partially to the increase in sales and partially due to the restructuring of these functional areas.

Income Tax Benefit

        The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. Accordingly, for the three month period ended March 31, 2001, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. For the three month period ended December 31, 2001, no federal taxes were paid and only the Alternative Minimum Tax has been accrued due to the availability of various loss carryforwards. In March 2002, existing federal tax laws were changed to eliminate the limitation on the use of net operating loss carryforwards to offset the federal alternative minimum taxable income. As a result, for the three month period ended March 31, 2002, no federal taxes were paid and we recorded an income tax benefit of $9,600 to recognize the impact of the change in federal tax laws. The Company as of September 30, 2001, had federal net operating loss carryforwards of approximately $7.3 million which expire in 2021.

Net Income

        As a result of the above, net income for the three month period ended March 31, 2002 was $1,012,000 compared to $760,000 for the same prior year period.

Six month Period Ended March 31, 2002 compared to Six month Period Ended March 31, 2001

Sales

        Sales increased by 64%, or $5,355,000, to $13,712,000 for the six month period ended March 31, 2002 compared to the same period in 2001. This increase was primarily the result of an increase in the sales of certain therapeutic products to the Company's largest customer which resumed purchasing of our products after their facility received FDA approval. Also contributing to the increase was a large source plasma sale and the continued growth in the sale of diagnostic products manufactured by the Company in Oceanside, California.

Gross Profit

        Gross profit increased by $685,000 or 20% for the six month period ended March 31, 2002 to $4,093,000 mainly due to the increase in sales. Also affecting gross profit was a favorable change in product mix relating to therapeutic sales, partially offset by the low margin source plasma sale, and by lower margins on diagnostic products sales mostly due to the cost of ramping up the newly expanded manufacturing facility. The Company continues to focus on the change in the structure of the Company's relationship with it's customers from a purchase order driven system, which has resulted in significant fluctuations in gross margins, to long-term contractual relationships which management believes will result in a more consistent flow of shipments and improved predictability in profit margins.

General and Administrative expenses

        General and administrative expenses for the six month period ended March 31, 2002 period increased by $900,000 to $2,242,000, an increase of 67% compared to the same period in 2001. This increase was primarily the result of increased costs including salaries, legal, professional, public relations, audit and insurance fees associated with our new status as a stand-alone public company. Also contributing to the increase were higher sales and marketing costs due partially to the increase in sales and partially due to the restructuring of these functional areas.

Income Tax Expense

        The Company has historically filed tax returns as a part of the consolidated return of its former parent, SeraCare, Inc. Accordingly, for the six month period ended March 31, 2001, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. For the six month period ended March 31, 2002, no federal taxes were paid due to the availability of various loss carryforwards. An income tax benefit has been reflected in the three month period ended March 31, 2002 to recognize the impact of the change in the federal tax laws which were effective March 31, 2002. The income tax expense of $13,000 for the six month period ended March 31, 2002, represents an accrual for the state alternative minimum taxes since the state did not conform to the federal tax law changes. The Company as of September 30, 2001 had federal net operating loss carryforwards of approximately $7.3 million which expire in 2021.

Net Income

        As a result of the above, net income for the six month period ended March 31, 2002 was $1,838,000 compared to $1,219,000 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, the Company's current assets exceeded current liabilities by $11,226,000 compared to $9,518,000 as of September 30, 2001, which translates into a current ratio as of March 31, 2002 of 4.31 to 1 compared to 5.98 to 1 as of September 30, 2001. Total liabilities as of March 31, 2002 were $3,391,000 compared to $1,912,000 as of September 30, 2001. The total debt to equity ratio as of March 31, 2002 was 0.22 compared to 0.14 as of September 30, 2001.

        Net cash provided by operating activities during the six month period ended March 31, 2002 was $540,000 compared to $2,556,000 used in operating activities during the same prior year period. The current year period results were due primarily to net income and an increase in accounts payable resulting from the timing of payments for purchased products, partially offset by increases in accounts receivables and inventory.

        Cash flows used in investing activities for the six month period ended March 31, 2002 was $159,000 compared to $18,000 for the comparable prior year period. The increased spending in property and equipment was primarily due to capital expenditures for a new computer software system to better manage inventory and provide improved cost accounting for the manufacturing operations.

        The period since September 24, 2001 has been impacted by the changes and staffing required for the Company to move forward as an independent stand alone public company. During that period, the Company has incurred certain costs such as increased labor, legal, insurance and professional fees which are part of being a public company. While certain of these costs were one-time setup costs, the Company expects that the higher cost of doing business as a stand alone public company will continue in the future.

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

OTHER ITEMS

        Our historical financial information is not necessarily indicative of our future performance. Further, the results of operations and cash flows during the three month and six month periods ended

March 31, 2001 may not reflect the results that would have occurred if we had been a separate, independent company during such period.

        The Company is not a party to any off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

        There has been no significant change to the Company's exposure to interest rates, foreign currency exchange rates or other relevant market risks from those disclosed in the Company's Transition Report on Form 10-K filed on January 3, 2002.

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

RISK FACTORS

        You should carefully consider all the information we have included in this Quarterly Report on Form 10-Q and in the Transition Report on Form 10-K for the transition period ended September 30, 2001. In particular, you should carefully consider the Risk Factors described below and the additional Risk Factors discussed in the Form 10-K. Also, please read "Cautionary Note as to Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Having No Recent Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

        We do not have a recent operating history as an independent company. Our business has relied on SeraCare, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of SeraCare Inc.'s other operations. As a result of the spin-off, SeraCare, Inc. is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents, including the

Supply and Services Agreement, that we entered into with SeraCare Inc. in connection with the spin-off.

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

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve synergies relating to any acquisitions or alliances

        As part of our growth stategy, we review potential acquisitions of complementary businesses, technologies, services or products and potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form strategic alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an aquired business, technology, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an aquired company also may require significant management resources that otherwise would be available for ongoing develompent of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require issuances of our equity securities, the incurrence of debt, or contingent liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

        Interest Rate and Market Risk    Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of March 31, 2002 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not us derivative financial instruments in our investment portfolio.

        Foreign Currency Exchange Risk    We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

*10.14	Human Plasma Supply Agreement, dated June 20, 2001, by and between Dong Shin and SeraCare Life Systems, Inc.
*
Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and filed separately with the Securities and Exchange Commission.
  (b)
  Reports on Form 8-K

    On February 7, 2002, the Company filed a report on Form 8-K announcing a change in its independent accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SeraCare Life Sciences, Inc. (Registrant)

Dated: May 6, 2002	By:	/s/ BARRY D. PLOST Barry D. Plost, Chairman & CEO

	By:	/s/ DENNIS M. MULROY Dennis M. Mulroy, Chief Financial Officer

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES