Form 10-Q
period 2002-06-30
SERACARE LIFE SCIENCES INC
filed 2002-08-07
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

92056
(Zip Code)

(760) 806-8922
Registrant’s Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X ) Yes (  ) No

As of July 31, 2002, the issuer had 7,374,078 shares of its common stock, issued and outstanding.

SeraCare Life Sciences, Inc.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Sales	$6,108,423	$4,370,230	$19,819,994	$12,726,565
Cost of sales	4,295,587	2,797,826	13,914,146	7,746,266

Gross profit	1,812,836	1,572,404	5,905,848	4,980,299
General and administrative expenses	1,020,617	765,500	3,270,241	2,106,940

Income from operations	792,219	806,904	2,635,607	2,873,359
Other income	149,318	—	157,322	—

Income before income tax expense (benefit)	941,537	806,904	2,792,929	2,873,359
Income tax expense (Note 3)	6,550	330,831	19,550	1,178,077

Net income	$934,987	$476,073	$2,773,379	$1,695,282

Earnings per common share (Note 2):
Basic	$0.13	$0.08	$0.38	$0.30

Diluted	$0.11	$0.08	$0.33	$0.30

Weighted average shares (Note 2):
Basic	7,374,078	5,633,467	7,374,078	5,633,467

Diluted	8,411,579	5,633,467	8,295,075	5,633,467

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	June 30, 2002	September 30, 2001
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,885,003	$2,205,906
Accounts receivable, less allowance for doubtful accounts of $111,933 and $194,855, respectively	2,523,392	1,676,768
Inventory	8,043,363	7,316,578
Prepaid expenses and other current assets	107,924	231,388

Total current assets	15,559,682	11,430,640
Property and Equipment, net	807,869	567,844
Goodwill	3,514,233	3,514,233

Total Assets	$19,881,784	$15,512,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,338,577	$1,779,866
Accrued expenses	1,169,403	132,426

Total current liabilities	3,507,980	1,912,292

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,374,078 shares issued and outstanding	1,168,406	1,168,406
Additional paid-in capital	13,519,422	13,519,422
Retained earnings (deficit)	1,685,976	(1,087,403)

Total stockholders’ equity	16,373,804	13,600,425

Total Liabilities and Stockholders’ Equity	$19,881,784	$15,512,717

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$2,773,379	$1,695,282
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	43,827	191,576
Compensation expense	73,730	—
Changes in operating assets and liabilities:
Accounts receivable	(846,624)	(704,108)
Inventory	(726,785)	(4,550,733)
Prepaid expenses and other current assets	123,464	(111,793)
Accounts payable	558,711	(622,685)
Accrued expenses	963,247	112,859

Net cash provided by (used in) operating activities	2,962,949	(3,989,602)

Cash flows from investing activities—purchases of property and equipment	(283,852)	(24,632)

Cash flows from financing activities—advances from former parent	—	4,733,764

Net increase in cash and cash equivalents	2,679,097	719,530
Cash and cash equivalents, beginning of period	2,205,906	206,471

Cash and cash equivalents, end of period	$4,885,003	$926,001

See accompanying notes to financial statements

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2002 and for the three month and nine month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company”) as of June 30, 2002, and the results of its operations and cash flows for the three month and nine month periods ended June 30, 2002 and 2001. These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in the preparation of the audited financial statements for the transition period ended September 30, 2001 and fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 included in the Company’s Transition Report on Form 10-K.

The results of operations for the three month and nine month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the applicable rules to Form 10-Q. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the transition period ended September 30, 2001 and the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 included in the Company’s Transition Report on Form 10-K.

On September 21, 2001, the Company effected a stock split whereby the 1,000 common shares then held by Biomat USA, Inc. (formerly known as SeraCare, Inc.) as the sole shareholder were split into 5,633,467 common shares in anticipation of the September 24, 2001 spin-off and distribution of such shares to the shareholders of Biomat USA, Inc. All references in the financial statements to number of shares outstanding and per share amounts have been retroactively restated to reflect the stock split for all periods presented prior to September 24, 2001.

2.    Earnings Per Share

Both diluted and basic earnings per common share amounts for the three month and nine month periods ended June 30, 2001 have been calculated using the post split total of 5,633,467 shares (see note 1). There were no potentially dilutive securities during such three month and nine month periods ended June 30, 2001. Basic earnings per common share for the three month and nine month periods ended June 30, 2002 was calculated based upon the weighted average number of shares outstanding during the periods, which totaled 7,374,078 shares. Diluted earnings per common share for the same periods reflects the incremental effects of 1,037,501 and 920,997 potentially dilutive options and warrants, respectively, which resulted in fully diluted weighted average shares of 8,411,579 and 8,295,075, respectively.

3.    Income Taxes

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Accordingly, for the three month and nine month periods ended June 30, 2001, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. The income tax expense of $6,550 and $19,550 for the three month and nine month periods ended June 30, 2002, represents an accrual for the state alternative minimum tax.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Commitments and Contingencies

Litigation

There are no material pending legal proceedings to which the Company is a party, other than routine litigation occurring in the normal course of the Company’s operations.

Purchase Commitment

On June 21, 2002 the Company signed a three year extension to its distribution agreement with Proliant Inc., for the purchase of Proliant’s Bovine Serum Allumin (BSA) and related products. The minimum annual purchase requirements under this new agreement are $1.5 million, $2 million, and $2.6 million, respectively for the contract years ending June 30, 2003, 2004, 2005.

5.    Segment Information

The Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three month and nine month periods ended June 30, 2002 and 2001.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales:
Therapeutic Products	$2,619,428	$1,212,434	$9,982,659	$6,203,882
Diagnostic Products	3,488,995	3,157,796	9,837,335	6,522,683

Total	6,108,423	4,370,230	19,819,994	12,726,565

Segment operating income:
Therapeutic Products	514,863	165,038	2,210,458	821,233
Diagnostic Products	399,762	643,117	1,155,336	2,097,716
Corporate / Other	(122,406)	(1,251)	(730,187)	(45,590)

Total	$792,219	$806,904	$2,635,607	$2,873,359

Operating income is defined as income before income taxes, interest, special charges and other non-operating income and expenses. “Corporate and other” includes general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three month and nine month periods ended June 30, 2002 and 2001.

6.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company elected to early adopt the provisions of SFAS 142 as of October 1, 2001. Upon adoption of SFAS 142, the Company ceased amortization of goodwill on October 1, 2001. Amortization expense for the three month and nine month periods ended June 30, 2001 was $52,500 and $162,000, respectively. The Company has identified its reporting units to be its operating segments and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of October 1, 2001. Under the provisions of SFAS 142, the Company performed a transitional goodwill impairment assessment, which resulted in no impairment to the carrying value of goodwill as of October 1, 2001. The annual impairment test will be performed in the fourth quarter of each fiscal year.

7.    Related Party Relationships and Transactions

We are a party to an agreement with Biomat USA, Inc. which sets forth the terms and conditions pursuant to which Biomat USA, Inc. will supply us with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. will also provide plasmapheresis services on donors referred by us, including bleeding, testing and delivering the plasma to us. The plasma products provided by Biomat USA, Inc. to us under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

We are also party to an agreement with Instituto Grifols, S.A.(a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which we then distribute to various biotech companies. Under this agreement, Instituto Grifols, S.A. supplies us with Human Albumin for use in diagnostic products. We have negotiated favorable pricing for this agreement, and as a result we obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006.

Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of the Company’s common stock. On September 25, 2001, Probitas Pharma S.A. acquired Biomat USA, Inc., our former parent. During the three month periods ended June 30, 2002 and 2001, the Company purchased from Biomat USA, Inc. human blood plasma and services totaling $181,820 and $1,685,938, respectively. During the same three month periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $2,205,192 and $306,360, respectively. During the nine month periods ended June 30, 2002 and 2001, the Company purchased from Biomat USA, Inc. human blood plasma and services totaling $215,743 and $4,305,649, respectively. During the same nine month periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $6,246,658 and $1,437,160, respectively.

Mr. Barry D. Plost is currently Chairman of the Board of Directors of the Company. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently Secretary of the Company as well as a member of the Company's Board of Directors. Mr. Burdick is also the Chief Financial Officer of Biomat USA, Inc.

Mr. Sam Anderson, a current Board Member became a consultant to the Company effective April 15, 2002. The Company will pay Mr. Anderson a minimum annual consulting fee of $70,000.

For his services on the Scientific Advisory Board, one Board Member was granted an option to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes method, and a non-cash compensation expense of $73,730 was recorded in the three and nine month period ended June 30, 2002 in the accompanying statement of operations under general and administration expenses.

8.    Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements. All statements regarding SeraCare Life Sciences, Inc.’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors”.

RESULTS OF OPERATIONS

Three month Period Ended June 30, 2002 compared to Three month Period Ended June 30, 2001

Sales

Sales increased by 40%, or $1,738,000, to $6,108,000 for the three month period ended June 30, 2002 compared to the same period in 2001. This increase was primarily the result of an increase in the sales of certain therapeutic products to the Company’s largest customer. Also contributing to the increase was $1,445,000 in sales of plasma based products to a Korean Pharmaceutical company under our existing supply agreement.

Gross Profit

Gross profit increased by $240,000 or 15% for the three month period ended June 30, 2002 to $1,813,000 compared to the same period in 2001. Gross profit was favorably impacted by a change in product mix relating to therapeutic sales, significantly offset by lower margins on diagnostic product sales primarily as a result of the sale described above, which had a low margin. The Company continues to focus on the change in the structure of the Company’s relationship with its customers from a purchase order driven system, which has resulted in significant fluctuations in gross margins, to long-term contractual relationships which management believes will result in a more consistent flow of shipments and improved predictability in profit margins.

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2002 increased by $255,000 to $1,021,000, an increase of 33% compared to the same period in 2001. This increase was primarily the result of increased costs including salaries, legal, professional, public relations, audit, and insurance fees associated with our status as a stand-alone public company; as well as the $73,730 non-cash compensation related to an option grant as described in related party transactions on the previous page.

Other Income

Other income for the three month period ended June 30, 2002 totals $149,000 and consists of $137,000 from a legal settlement and $12,000 in interest income.

Income Tax Expense

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Accordingly, for the three month period ended June 30, 2001, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. The income tax expense of $6,550 for the three month period ended June 30, 2002 represents an accrual for the state alternative minimum tax.

Net Income

As a result of the above, net income for the three month period ended June 30, 2002 was $935,000 compared to $476,000 for the same prior year period.

Nine month Period Ended June 30, 2002 compared to Nine month Period Ended June 30, 2001

Sales

Sales increased by 56%, or $7,093,000, to $19,820,000 for the nine month period ended June 30, 2002 compared to the same period in 2001. This increase was primarily the result of an increase in the sales of certain therapeutic products to the Company’s largest customer which resumed purchasing of our products after their facility received FDA approval. Also contributing to the increase was large plasma based product sales to a Korean customer, and the continued growth in the sale of diagnostic products manufactured by the Company in Oceanside, California.

Gross Profit

Gross profit increased by $926,000 or 19% for the nine month period ended June 30, 2002 to $5,906,000 mainly due to the increase in sales. Also affecting gross profit was a favorable change in product mix relating to therapeutic sales, partially offset by the low margin plasma based product sales described above, and by lower margins on diagnostic products sales mostly due to the cost of ramping up the newly expanded manufacturing facility. The Company continues to focus on the change in the structure of the Company’s relationship with its customers from a purchase order driven system, which has resulted in significant fluctuations in gross margins, to long-term contractual relationships which management believes will result in a more consistent flow of shipments and improved predictability in profit margins.

General and Administrative Expenses

General and administrative expenses for the nine month period ended June 30, 2002 increased by $1,163,000 to $3,270,000, an increase of 55% compared to the same period in 2001. This increase was primarily the result of increased costs including salaries, legal, professional, public relations, audit and insurance fees associated with our new status as a stand-alone public company. Also contributing to the increase were higher sales and marketing costs due partially to the increase in sales and partially due to changes in sales force compensation structure.

Other Income

Other income for the nine month period ended June 30, 2002 totals $157,000 and consists of $137,000 from a legal settlement and $20,000 in interest income.

Income Tax Expense

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Accordingly, for the nine month period ended June 30, 2001, income taxes for the Company have been estimated at an overall rate of 41 percent to reflect the appropriate statutory rates. The income tax expense of $19,550 for the nine month period ended June 30, 2002, represents an accrual for the state alternative minimum tax.

Net Income

As a result of the above, net income for the nine month period ended June 30, 2002 was $2,773,000 compared to $1,695,000 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company’s current assets exceeded current liabilities by $12,052,000 compared to $9,518,000 as of September 30, 2001, which translates into a current ratio as of June 30, 2002 of 4.44 to 1 compared to 5.98 to 1 as of September 30, 2001. Total liabilities as of June 30, 2002 were $3,508,000 compared to $1,912,000 as of September 30, 2001. The total debt to equity ratio as of June 30, 2002 was 0.21 compared to 0.14 as of September 30, 2001.

Net cash provided by operating activities during the nine month period ended June 30, 2002 was $2,963,000 compared to $3,990,000 used in operating activities during the same prior year period. The current year period results were due primarily to operating results and an increase in accounts payable resulting from the timing of payments for purchased products, partially offset by increases in accounts receivables and inventory.

Cash flows used in investing activities for the nine month period ended June 30, 2002 was $284,000 compared to $25,000 for the comparable prior year period. The increased spending in property and equipment was primarily due to capital expenditures for a new computer software system to better manage inventory and provide improved cost accounting for the manufacturing operations.

The period since September 24, 2001 has been impacted by the changes and staffing required for the Company to move forward as an independent stand alone public company. During that period, the Company has incurred certain costs such as increased labor, legal, insurance and professional fees which are part of being a public company. While certain of these costs were one-time setup costs, the Company expects that the higher cost of doing business as a stand-alone public company will continue in the future.

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

INFLATION

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on the Company’s results of operations or financial condition.

OTHER ITEMS

Our historical financial information is not necessarily indicative of our future performance. Further, the results of operations and cash flows during the three month and nine month periods ended June 30, 2001 may not reflect the results that would have occurred if we had been a separate, independent company during such period.

The Company is not a party to any off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

There has been no significant change to the Company’s exposure to interest rates, foreign currency exchange rates or other relevant market risks from those disclosed in the Company’s Transition Report on Form 10-K for the transaction period ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company’s financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement No. 121), it retains many of the fundamental provisions of Statement No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion No. 30), for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after

December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on the Company’s financial statements.

In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale lease-back transactions be accounted for in the same manner as sale lease-back transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on the Company’s financial statements.

RISK FACTORS

You should carefully consider all the information we have included in this Quarterly Report on Form 10-Q and in the Transition Report on Form 10-K for the transition period ended September 30, 2001. In particular, you should carefully consider the Risk Factors described below and the additional Risk Factors discussed in the Form 10-K. Also, please read “Cautionary Note as to Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We Make a Large Percentage of our Sales to a limited number of Customers

We typically sell 25% to 50% of our annual net sales to a limited number of customers. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our products, our business and results of operations would be materially adversely affected.

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

Having No Recent Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

We do not have a recent operating history as an independent company. Our business has relied on Biomat USA, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of SeraCare Inc.’s other operations. As a result of the spin-off, Biomat USA, Inc. is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents, including the Supply and Services Agreement, that we entered into with Biomat USA, Inc. in connection with the spin-off.

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

Our Stock Price is Expected to be Volatile

The market price of our common stock is expected to be volatile. We believe that future announcements concerning us, our competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts’ projections of financial performance, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of our outstanding common stock in the public market could also materially adversely affect the market price of our common stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances

As part of our growth strategy, we review potential acquisitions of complementary businesses, technologies, services or products and potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form strategic alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require issuances of our equity securities, the incurrence of debt, or contingent liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk    Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of June 30, 2002 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not us derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk    We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

PART II.    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

On July 11, 2002, the Company announced that Michael F. Crowley Jr. the President and Chief Operating Officer of the Company had been appointed Chief Executive Officer, replacing Barry Plost, who had been serving as the Company’s interim Chief Executive Officer. In addition, the Company has expanded the size of its Board of Directors from seven to eight members, and the Board Of Directors has appointed Michael F. Crowley Jr. to fill the new vacancy.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits—None

(b)  Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SeraCare Life Sciences, Inc. (Registrant)

Dated: August 7, 2002
By:	/s/ MICHAEL F. CROWLEY JR.
Michael F. Crowley Jr., Chief Executive Officer

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer