Form 10-K
period 2002-09-30
SERACARE LIFE SCIENCES INC
filed 2002-12-30
CIK 1156295

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission file number 0-33045

SERACARE LIFE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0056054 (I.R.S. Employer Identification No.)

1935 Avenida del Oro, Suite F
Oceanside, California 92056
(Address of principal executive offices including zip code)

(760) 806-8922
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of December 2, 2002, there were 7,374,078 shares of the registrant’s Common Stock outstanding. As of December 2, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $22,629,002 based on the closing sale price of $5.80 per share as reported by the National Association of Securities Dealers. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

Part III incorporates information by reference from the registrant’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

PART I

ITEM 1.    BUSINESS.

CAUTIONARY NOTE AS TO FORWARD-LOOKING STATEMENTS

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

Our Company

We are a manufacturer of plasma-based diagnostic products and distributor of therapeutic products based in Oceanside, California with distributors strategically located in Milan and Seoul. We are a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an exclusive supplier in many customers’ regulatory applications with the Food and Drug Administration. Our primary focus is on the sale of plasma-based therapeutic, cell culture and diagnostic products to domestic and international customers. Through its strategic alliance with Biomat USA, Inc., the Company has access to a nationwide network of donor centers which has provided the basis for our development of products and services which are fundamentally plasma based. The Company also provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases and in diagnostic products including test kits.

During the past three years, we have also made progress in establishing ourselves as a manufacturer of bulk plasma-based products and serums. The current year has been a period in which the Company has focused on: product development; continuing to solidify relationships with major customers; and, fine tuning the expanded manufacturing capability in Oceanside. In this respect, Management has been successful in increasing the variety and improving the quality of products which can be manufactured in Oceanside. Management believes this strategic repositioning of the Company will ensure long-term success in this highly regulated and competitive industry. During the course of this evolution, we have helped many customers develop internal protocols and standards used to establish quality control benchmarks and have performed various other value-added services for our customers in order to establish solid relationships. We have made significant progress as a major supplier of plasma-based diagnostic products to several pharmaceutical and biotech companies. We have continued to build on our product expertise by cultivating alternative diagnostic applications for traditionally therapeutic products as an alternative to animal-based mediums.

Industry Overview

Our business operates in the industry known as the “bioscience” or “life sciences” industry. The products in our industry can be divided into three categories, therapeutic, diagnostic and cell culture. Diagnostic products are used to diagnose specific patient conditions, including infectious disease and blood type, and include products consisting of antibodies that are used to determine blood type or screen for a specific disease. The diagnostic segment also includes non-human derived blood products for cell culture, research, manufacturing or in vitro diagnostic use. Therapeutic products are used for the treatment or prevention of disease conditions, and include products consisting of specialty antibodies, non-specialty antibodies and source plasma. Cell culture products are media used to grow cells including but not limited to monoclonal antibodies and recombinant proteins.

Product sectors in which we compete include source plasma, specialty and non-specialty antibodies found in source plasma and other specialty biologic components.

Antibodies are proteins produced by B cells, which are designed to control the immune response in extra-cellular fluids. B cells develop in the bone marrow and are responsible for immunity in the intercellular fluids.

Plasma is the liquid part of blood and is collected through a procedure similar to giving blood. The clear plasma is mechanically separated from the cellular elements of the blood (such as red and white blood cells and platelets) through centrifugation or membrane filtration at the time the donation is made. These cellular elements are then returned to the donor as part of the same procedure.

The process of collecting plasma is known as plasmapheresis. Because blood cells are returned, it is possible for individuals to donate plasma more frequently than whole blood. Donations of plasma can be made up to twice per week or 104 times per year pursuant to Food and Drug Administration rules. Source plasma is the cornerstone for most therapeutic and diagnostic products. The availability of source plasma affects the ability to produce therapeutic and diagnostic products. In our opinion, the market factors currently affecting the supply and demand of source plasma and plasma-derived products include the following:

•	The expanded use of immune globulins to prevent and treat disease;

•	A worldwide plasma shortage was made worse by the impact of the bovine spongiform encephalopathy (BSE) and transmissible spongiform encephalopathy (TSE) disease in Europe;

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

•
The barriers to entry into the fractionation and plasma collection business, including the extensive Food and Drug Administration and Plasma Protein Therapeutics Association approval process, which can take years to complete.

Company History

SeraCare Life Sciences, Inc. was incorporated under the laws of the State of California in 1984 and changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. In February 1998, Biomat USA, Inc. (formerly known as SeraCare, Inc.) acquired all of our outstanding stock in a strategic acquisition designed to expand sales and distribution opportunities internationally. At that time, we were a worldwide marketing organization for therapeutic blood plasma products, diagnostic test kits, specialty plasma and bulk plasma. During the initial twelve months after the acquisition, our primary product was human blood plasma that was sold to various established customers internationally. Since that time, the ever-increasing shortage of bulk plasma has resulted in a transition of our business away from sales of bulk plasma to manufacturing of plasma-based diagnostic products and distribution of therapeutic products. Key to this transition have been: (1) the agreement with Instituto Grifols, S.A. under which Grifols supplies us with Human Serum Albumin, which we then distribute to multinational biotech companies; (2) the joint venture agreement with Proliant for the distribution of Bovine Serum Albumin to multinational diagnostic products manufacturers; and (3) the establishment of a manufacturing operation in Oceanside for the custom manufacturing of bulk serums and other plasma based products.

On September 24, 2001, in connection with the merger of Biomat USA with a subsidiary of Instituto Grifols, S.A, Biomat USA spun-off our company to Biomat USA’s then existing stockholders in a distribution. In the spin-off, stockholders of Biomat USA received two shares of our common stock for every five shares of Biomat USA common stock that they owned as of the close of business on September 24, 2001. A total of 5,633,467 shares of our common stock was issued as part of the spin-off. Warrant and option holders of Biomat USA also participated in the distribution. Holders of options or warrants to purchase Biomat USA common stock who held their options or warrants on the day prior to the spin-off received options or warrants to purchase two shares of common stock of our company for every five shares of common stock underlying the Biomat USA options or warrants held. Options and warrants to purchase an aggregate of 2,233,045 shares of our common stock were issued as part of the spin-off.

On November 6, 2001, we announced a change in our fiscal year from February 28/29 to September 30, 2001. Accordingly, on January 2, 2002 we filed a transition report on Form 10-K for the transition period from March 1, 2001 to September 30, 2001.

Principal Business Divisions

Our business operates through two divisions, the Therapeutics division and the Diagnostics division. The primary focus of our Therapeutics division is the sale of our therapeutic products internationally. The primary focus of our Diagnostics division is the sale of our diagnostic products domestically. For financial information relating to our business segments, refer to Note 7 to our financial statements. See “Index to Financial Statements at page F-1.”

Regulatory Issues

The blood resources industry is one of the most heavily regulated in the United States. Federal, state, local and international regulations are designed to protect the health of the donors as well as the integrity of the products. The Food and Drug Administration (the “FDA”) administers the federal regulations across the country. Failure to comply with FDA regulations, or state and local regulations, may result in the forced closure of a facility licensed by the FDA or monetary fines or both, depending upon the issues involved. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”).

These regulations apply to our manufacturing facility in Oceanside, California. In addition, these regulations apply to the collection facilities under contract with us that supply us with plasma and the facilities where we refer donors for plasmapheresis services in connection with our specialty plasma program (our “contract collection centers”). We do not own or operate plasma collection centers or perform plasmapheresis services. The following summarizes the nature of certain of these regulations:

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

Generally, blood products and in vitro diagnostics may not be marketed in the United States unless they are the subject of FDA approval or clearance. Obtaining FDA approvals and clearances is time consuming, expensive and uncertain. Approvals or clearances for the products we manufacture and distribute are generally obtained and held by our customers, who often include information on our products, as well as their own products, in their FDA applications for approval or clearance. Once a product is approved or cleared, certain product changes must receive FDA approval or clearance before they are implemented. If our customers do not obtain and maintain FDA approvals or clearances in compliance with the law, it could adversely affect our ability to continue to manufacture and distribute our products.

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

Occupational Safety and Health Administration:

As with most operating companies, our manufacturing facility and the contract collection centers must comply with both Federal and State OSHA regulations. We train our employees in current OSHA standards, provide hepatitis vaccination to employees when desired, and maintain all required records. OSHA does inspect operating locations as it deems appropriate, and generally does so without advance notice.

State Governments:

Most states in which we operate have regulations that parallel the federal regulations. Most states conduct periodic unannounced inspections and require licensing under each state’s procedures.

Discussion Of Our Primary Products

Currently, most of our products are made from source plasma. Plasma-derived products can be divided into two groups, diagnostic or “non-injectable” into humans and therapeutic or “injectable” into humans. Diagnostic products are used to diagnose specific patient conditions, including infectious disease and blood type and are not injected into humans. Therapeutic products are used as excipients for the manufacture of vaccines.

Plasma collected by our contract collection centers is placed in storage at these centers while a plasma sample is sent to a lab for testing. No plasma can be shipped to us unless test results are received which indicate the plasma is free of any bacterial or viral occurrences. If results of the testing indicate any bacterial or viral presence, we may retain the plasma as specialty plasma for our diagnostic products or research purposes.

Or, if the donor was a referred donor from our specialty plasma program, then we know that the plasma will be specialty plasma for our diagnostic products. If the plasma cannot be sold as source plasma or specialty plasma, it is generally destroyed. Plasma is collected by the contract collection centers in accordance with Biomat USA’s Standard Operating Procedures that have been approved by the FDA. These procedures, which all employees of the contract collection centers are required to follow, detail all safety related instructions. In accordance with such procedures, all initial donors are given a physical examination before being accepted as a plasma donor. Additionally, every time the donor donates, he or she is tested for the presence of blood borne pathogens by antibody assays and PCR test for diseases such as hepatitis B, hepatitis C, HIV (antigen and antibody) and liver enzymes (indication of liver disease, such as other types of hepatitis). The donor is also checked for serum protein content and hematocrit (percent of red blood cells in serum). These tests serve as a safety mechanism for both the donor and the plasma. New donors are also checked for syphilis and drug use. Repeat donors are re-tested for syphilis three times each year and for drug use once each year.

Donor safety is very important to us. Accordingly, operating procedures for our referred donors in connection with our specialty plasma program require that donors have the process thoroughly explained, including the hazards and side effects, and that donors sign an informed consent form.

Therapeutic Plasma Products (Injectable):

Source plasma is the base raw material used to manufacture many injectable therapeutic products. The most important of which are: Normal Serum Albumin and Plasma Protein Fraction, which are primarily used to keep vessel walls from collapsing following major injury as blood volume expanders and as a protein replacement. They are used:

•	to treat shock due to trauma or hemorrhage;

•	to treat fluid loss due to severe burns;

•	in cardiovascular surgery;

•	to treat liver and kidney diseases; and

•	as a carrier for many other injectable solutions.

Immune Globulins, which are used to strengthen the immune system in order to fight off common diseases such as:

•	Suppressed immune systems in cases of organ transplants, HIV and other immune deficiencies;

•	Hepatitis B;

•	Tetanus;

•	Rabies;

•	Whooping cough;

•	Measles;

•	Polio; and

•	Other immune related diseases.

Diagnostic Plasma Products (Non-injectable):

We provide our customers with a variety of diagnostic products, which are not injectible into humans and are used to diagnose specific patient conditions, including infectious disease and blood type. Some of our primary products include:

•	Laboratory Control Reagents used by laboratories to assure the quality control of their tests; and

•
Special Test Kit Reagents derived from the plasma of donors known to have a specific disease and used in the laboratory as a positive control test. The following are our primary disease state test kits:

•	Hepatitis A, B and C;

•	HIV;

•	Syphilis (RPR); and

•	Rheumatoid Factor (RF)

Our diagnostic products also include animal blood products that are used for cell culture, research, manufacturing or in vitro diagnostic use only. Such products include:

•	Animal Sera, including Goat, Guinea Pig, Mouse, Rabbit, and Sheep Serums; and

•	Bovine Protein Fractions, including Bovine Serum Albumin, Bovine Cholesterol Concentrate and Bovine Gamma Globulin.

Cell Culture:

Cell culture products are media used to grow cells for recombinant protein, monoclonal antibodies, and research and laboratory use. Some examples of our cell culture products include:

•	Male AB Serum;

•	Mouse Serum;

•	Fetal Calf Serum;

•	Transferrin; and

•	Specialty Plasma.

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

While cell culture products can be sold as both a therapeutic and a diagnostic product, a majority of our sales of cell culture products are diagnostic products and as such are classified in our diagnostic segment.

BioBank Depository and Donor Profile System

In July 2002 the Company announced the launch of its innovative BioBank Depository and Donor Profile System (BioBank). BioBank is a proprietary database of medical information and associated blood, plasma, DNA and RNA samples from an initial population of healthy and non-healthy individuals who have given consent for research and commercial use of their specimens. The Company expects to market its BioBank data and samples to biotechnology and pharmaceutical companies for use in drug target validation and as control specimens for pre-clinical studies. The Company believes that BioBank may represent a high margin revenue opportunity that could complement products and customer relationships in the Company’s existing diagnostic and therapeutic businesses.

Our Customers

We market our products to both domestic and international manufacturers of therapeutic and diagnostic products. Often a customer provides us with exact specifications and we develop a product specifically for that customer. Our customer then uses our product in manufacturing its product to be sold to the ultimate consumer.

Our ability to supply quality plasma products to our customers helps them do their job effectively. Benefits we provide our customers include:

•	elimination of duplicate screening of brokered-relabeled samples and units;

•	reduction in testing and screening fees because we pre-screen and pre-test products to meet our customers’ specifications;

•	we have a record of shipping material to our customers on time; and

•	we have a proven track record of maintaining traceability, reliability and control regarding all products manufactured in our Oceanside facility.

Confidentiality is another important feature of the service offered by us to our customers. Information provided to us by our customers regarding commercially sensitive work or original research is kept in the strictest of confidence.

For the fiscal year ended September 30, 2002 about 27% of our net sales were to Wyeth Pharmaceuticals, Inc. through its Wyeth BioPharma unit (formerly known as Genetics Institute, Inc.) and 22% of our net sales were to Dong Shin Pharm. Co., Ltd., a Korean fractionator. These customers did not have significant receivable balances at year end. For the seven months ended September 30, 2001, approximately 26% of net sales were to Dong Shin Pharm. Co., Ltd. During the year ended February 28, 2001, approximately 24% of our net sales were to Wyeth Pharmaceuticals, Inc., 15% of our net sales were to Haemopharm, Inc. and 10% of our net sales were to Biotest Pharma GmbH. For the year ended February 29, 2000, approximately 23% of our net sales were to Dong Shin Pharm. Co., Ltd. and 16% of our net sales were to Wyeth Pharmaceuticals, Inc. Biogen, Inc. represented approximately 28% of accounts receivable as of September 30, 2002, however they represented less than 10% of our net sales for the fiscal year ended September 30, 2002. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our plasma products, our business and results of operations would be materially adversely affected.

The Company’s domestic sales represented approximately 66% of net sales for the year ended September 30, 2002, 50% of net sales for the seven months ended September 30, 2001, 58% of net sales for the fiscal year ended February 28, 2001 and 55% of net sales for the fiscal year ended February 29, 2000. For financial information relating to our customers divided by geographic area, refer to Note 6 of our financial statements. See “Index to our Financial Statements at page F-1.”

Strategic Alliances

Key to our competitive strength is our strategic alliance with Instituto Grifols, S.A.

Biomat USA, Inc., our former parent, entered into an agreement in June 1999 with Instituto Grifols, S.A., which was subsequently assumed by us in connection with our spin-off from Biomat USA, Inc. in September 2001, under which Instituto Grifols S.A. supplies us with Human Serum Albumin, which we then distribute for therapeutic use to multinational biotech companies. Under this agreement, Instituto Grifols, S.A. also supplies us with Human Serum Albumin for use in diagnostic products as well as for distribution by us to our biotech customers. This agreement also provides us with a constant source of Human Serum Albumin for manufacturing of our diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of Human Serum Albumin or products incorporating the Human Serum Albumin, supplied to us by Instituto Grifols S.A. under this agreement. We have entered into an amendment to the original agreement with Instituto Grifols S.A. extending the term until March 31, 2006, however there can be no assurances that Instituto Grifols S.A. will be able to supply us with our needs or that the demand for Human Serum Albumin will continue throughout the contract period. The loss of our contract with Instituto Grifols S.A. would have a material adverse effect on our revenues and profitability.

Competition

We compete with fractionators, specialty plasma collection companies and distributors of plasma products in the sale of our therapeutic and diagnostic plasma products. Long term established relationships both internationally and domestically serve as the cornerstone of our competitive edge. The Company is working with its therapeutic customers to establish long-term contractual relationships to provide them a more consistent flow of shipments which management believes will result in improved predictability in profit margins. In addition, we believe our ability to work with customers in developing Standard Operating Procedures and formulations for FDA approval is unique within the industry. However, if we are not able to sustain these relationships, or if more pharmaceutical companies decide to buy directly from fractionators, our business and future growth could be adversely affected.

Employees

As of September 30, 2002, we employed 33 full time employees, including our corporate office staff.

We believe that the relations between our employees and us are good, although there can be no assurances that such relations will continue. If we are unable to attract or retain qualified personnel there could be a material adverse effect on our business.

RISK FACTORS

You should carefully consider the risks described below and other information in this annual report. Our business, financial condition and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

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

We Make a Large Percentage of our Sales to a Few Customers

During the year ended September 30, 2002 approximately 49% of net sales were to two customers. These customers did not have significant receivable balances at year end, however another customer represented approximately 28% of year end accounts receivable. During the year ended February 28, 2001, approximately 49% of net sales were to three customers and for the year ended February 29, 2000, approximately 39% of net sales were to two customers. For the seven months ended September 30, 2001, approximately 26% of net sales were to one customer. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our plasma products, our business and results of operations would be materially adversely affected.

An Interruption in the Supply of Diagnostic and Therapeutic Products That We Purchase From Third Parties Could Cause a Decline in Our Sales

We purchase diagnostics products that are used in the manufacture and testing of our plasma products from third parties, such as Instituto Grifols, S.A. and other companies. Any significant interruption in the supply of these diagnostics products could cause a decline in our plasma product sales, unless and until we are able to replace them.

We obtain a substantial portion of our therapeutic revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols S.A. under this agreement. Although we have entered into an amendment to the original agreement with Instituto Grifols S.A. extending the term until March 31, 2006, there can be no guarantees that Instituto Grifols S.A. will be able to supply us with our needs or that the demand for Human Serum Albumin will continue thoughout the contract period or that the agreement will not be terminated prior to March 31, 2006. In connection with a recent agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers we amended the terms of our agreement with Instituto Grifols S.A. to conform certain aspects of the agreement with this customer contract.

The loss of this contract with Instituto Grifols or a significant increase in our purchase price would have a material adverse effect on our revenues and profitability.

We also depend on third parties such as Instituto Grifols, S.A. to provide their products on a timely and cost-effective basis and to deliver high quality products and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

Having Limited Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

We have limited operating history as an independent company. Our business had relied on Biomat USA, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of Biomat USA’s other businesses. As a result of the spin-off, Biomat USA is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents that we entered into with Biomat USA in connection with the spin-off.

As a result of the spin-off, we incur costs and expenses associated with the management of a public company that are greater than the amount reflected in our historical financial statements. While we were profitable as part of Biomat USA, and in our first year as a stand alone company, there can be no assurance that our future profits will be comparable to historical operating results before the spin-off.

We also will continue to need to dedicate significant managerial and other resources at the corporate level to establish the infrastructure and systems necessary for us to operate as an independent public company. While we believe that we have sufficient management resources, we cannot guarantee you that this will be the case or that we will successfully implement our operating and growth initiatives. Failure to implement these initiatives successfully could have a material adverse effect on our business, results of operations and financial condition.

Our Stock Price is Expected to be Volatile

The market price of our common stock has been, and is expected to continue to be volatile. We believe that future announcements concerning us, our competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts’ projections of financial performance, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of our outstanding common stock in the public market could also materially adversely affect the market price of our common stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

Investment in Our Common Stock may be Relatively Illiquid

The trading volume of our former parent, Biomat USA, Inc., was historically relatively low and to date, the trading volume of our common stock has been low. Investments in our common stock may be relatively illiquid, and investors in our common stock must be prepared to bear the economic risks of such investment for an indefinite period of time.

If the Shares of Our Common Stock Eligible for Future Sale are Sold, the Market Price of Our Common Stock may be Adversely Affected

If our existing security holders sell significant amounts of our common stock in the public market, the market price of our common stock could be adversely affected, and you may find it more difficult to sell our common stock in the future at times and for prices you consider appropriate. As of September 30, 2002, there were 7,374,078 shares of our common stock outstanding. As of September 30, 2002, we also had warrants and options outstanding that were exercisable for up to 1,785,781 shares of our common stock.

We may not be able to Successfully Implement Our Growth Strategy

Our growth strategy may include acquisitions and expansion into new markets. However, our ability to successfully implement this strategy depends on a number of factors, including our access to capital, our ability to obtain applicable governmental approvals and our ability to integrate acquired businesses into our existing operations. Any problems with manufacturing or licensing of our Oceanside facility could severely curtail our sales to biologics companies. We cannot assure you that we will be successful in expanding our operations or entering new markets.

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

Our Business is Highly Competitive

Our products compete with those of other companies. Most of these companies have greater financial resources, research and product development capabilities and marketing organizations than we do. Competition for customers depends primarily on the ability to provide products of the quality and in the quantity required by customers. If we succeed in bringing one or more products to market, we will compete with many other companies that may have extensive and well-funded marketing and sales operations. Our failure to provide products of the quality and quantity demanded by our customers and successfully market new products could have a material adverse effect on our future business, financial condition and results of operation.

Certain of our special antibody products are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If we are unable to maintain and expand our donor base, this could have a material adverse effect on our future business, financial conditions and results of operation.

We are Dependent on Key Personnel

Our success depends on our ability to attract, retain and motivate the qualified personnel that will be essential to our current plans and future development. The competition for such personnel is substantial, and we cannot assure you that we will successfully retain our key employees or attract and retain any required additional personnel. In particular, our success depends to a significant extent upon the continued services of Michael Crowley II, our President and Chief Executive Officer, and Barry Plost, our Chairman of the Board.

Our Principal Shareholders May Exert Significant Influence on Us

As of November 30, 2002, our Chairman of the Board, Barry D. Plost, beneficially owned approximately 12.1% of our common stock. In addition, Pecks Management Partners, Ltd., as investment advisor for four separate investors, beneficially owns 19.8% of our outstanding shares. Therefore, Mr. Plost and Pecks Management Partners, Ltd. each will have power to exert significant influence on our management and policies.

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

We are Subject to Governmental Reforms and the Adequacy of Reimbursement

Healthcare reform is a priority of many elected and appointed officials. Some reform measures, if adopted, could adversely affect the pricing of diagnostic products, which are made from plasma, or the amount of reimbursement available for diagnostic products from government agencies, third party payers and other organizations.

Product Liability Claims Could Have a Material Adverse Effect on Our Reputation, Business, Results of Operations and Financial Condition

As a manufacturer and distributor of various therapeutic and diagnostic plasma products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. Product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be true even if the claims themselves are proven to not be true or settled for immaterial amounts. The Company believes that its current product liability insurance is sufficient at this time.

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

We are Subject to the Risks Associated with International Sales

International sales accounted for approximately 34% of our total revenues during the year ended September 30, 2002, and approximately 50% of our total revenues during the transition period from March 1, 2001 to September 30, 2001. We anticipate that international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

Foreign Restrictions on Importation of Blood Derivatives

Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of blood and blood derivatives, including antibodies, collected outside the countries’ borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood or blood derivates, and have not adversely affected our business. Such restrictions, however, continue to be debated and there can be no assurance that such restrictions will not be imposed in the future. If imposed, such restrictions could have a material adverse effect on the demand for our products.

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

Anti-Takeover Effects of Certain Charter and Bylaw Provisions

Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that might be considered in the best interests of the shareholders of the Company. These provisions, among other things:

(i) eliminate cumulative voting rights when the Company becomes a “listed” company on a national securities exchange;

(ii) authorize the issuance of “blank check” preferred stock having such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any vote or further action by the shareholders of the Company; and

(iii) eliminate the right of shareholders to act by written consent.

ITEM 2.    PROPERTIES.

Our principal executive offices are located in Oceanside, California. This facility, which is leased under terms of a five year lease (expiring in August 2006) with a five year option, consists of approximately 18,000 square feet and includes our corporate offices and our manufacturing facility.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    Market Information:

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “SRLS.”

The following table sets forth the high and low prices for the Company’s common stock for the periods indicated as reported by Nasdaq.

Quarter Ended	Low	High
December 31, 2001	$2.60	$5.15
March 31, 2002	4.40	6.40
June 30, 2002	5.62	6.54
September 30, 2002	5.00	6.20

The reported closing sales price of our common stock on the OTCBB on September 25, 2001, the first day after our spin-off from Biomat USA, Inc., was $1.50. For the period from September 25, 2001 to September 30, 2001, the highest closing sale price was $2.82 and the lowest closing sale price was $1.50.

(b)    Holders:

As of December 2, 2002 there were 7,374,078 shares of our common stock outstanding and approximately 184 holders of record of our common stock, the closing price of the stock was $5.80 per share.

(c)    Dividends:

Our company has not paid any dividends since our spin-off from Biomat USA, Inc. in September 2001. Our Board of Directors has no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA.

The table below presents selected financial data of the Company as of and for the four years ended February 28 (29), 2001, 2000, 1999, 1998, for the seven months ended September 30, 2001 and for the twelve months ended September 30, 2002. The data for the fiscal years ended February 28, 1998 is unaudited and was derived from internal financial statements. The historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended Sept. 30, 2002	Seven Months Ended Sept. 30, 2001	Years ended February 28(29),
			2001	2000	1999	1998
						(Unaudited)
STATEMENT OF OPERATIONS DATA:
Sales	$25,307,501	$7,753,870	$19,663,336	$16,219,056	$13,110,819	$11,545,746
Cost of sales	17,932,775	12,526,182	13,197,646	12,057,761	9,448,220	8,906,553

Gross margin (deficit)	7,374,726	(4,772,312)	6,465,690	4,161,295	3,662,599	2,639,193
General and administrative expenses	3,894,578	2,511,492	2,759,445	2,694,271	1,551,681	1,323,169

Operating income (loss)	3,480,148	(7,283,804)	3,706,245	1,467,024	2,110,918	1,316,024
Other income	170,156	—	11,488	7,597	12,344	52,899

Net income (loss) before taxes	3,650,304	(7,283,804)	3,717,733	1,474,621	2,123,262	1,368,923
Income tax expense (1)	25,470	—	1,524,271	604,595	870,537	561,258

Net income (loss)	$3,624,834	$(7,283,804)	$2,193,462	$870,026	$1,252,725	$807,665

EARNINGS (LOSS) PER SHARE:
Basic	$0.49	$(1.28)	$0.39	$0.15	$0.22	$0.14
Diluted	$0.44	$(1.28)	$0.39	$0.15	$0.22	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,374,078	5,679,019	5,633,467	5,633,467	5,633,467	5,633,467
Diluted	8,315,290	5,679,019	5,633,467	5,633,467	5,633,467	5,633,467

	Sept. 30, 2002	Sept. 30, 2001	As of February 28(29),
			2001	2000	1999	1998
SELECTED BALANCE SHEET DATA:
Working capital	$12,906,344	$9,518,348	$12,626,907	$6,183,839	$5,472,195	$1,632,055
Total assets	$19,989,959	$15,512,717	$20,562,479	$15,046,987	$9,872,904	$6,609,409
Advances from parent (3)	$—	$—	$10,499,140	$6,237,306	$5,598,380	$2,612,339
Stockholders’ equity	$17,276,838	$13,600,425	$6,342,325	$4,148,863	$3,321,302	$2,026,112

(1)
In prior year periods, the Company filed its taxes as part of the consolidated return of its former parent, Biomat USA, Inc. For purposes of this presentation, income taxes for all periods prior to the seven months ended September 30, 2001 have been presented utilizing a 41% statutory rate which reflects the permanent difference relating to goodwill. The seven months ended September 30, 2001 and the twelve months ended September 30, 2002 have been shown as actually incurred.

(2)
As of the date of the spin-off, the net intercompany amount of $13,218,598 due from our former parent was deemed an additional investment in the Company by Biomat USA, Inc. and was contributed to paid-in capital.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a multi-faceted manufacturer of plasma-based diagnostic products and a distributor of both diagnostic and therapeutic products based in Oceanside, California. We are a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an exclusive supplier in many customers’ regulatory applications with the FDA. Our primary focus is on the sale of plasma-based therapeutic, cell culture and diagnostic products to domestic and international customers. We have successfully established ourselves as a major supplier of plasma-based diagnostic products to several pharmaceutical and biotech companies and have resigned the distribution agreement with Proliant, the largest producer of Bovine Products in the world. We have continued to build on our product expertise by cultivating alternative diagnostic applications for traditionally therapeutic products as an alternative to animal-based mediums. During the past two years, we have also established ourselves as a manufacturer of bulk plasma-based products and serums. During the course of this evolution, we have helped many customers develop internal protocols and standards used to establish quality control benchmarks and have performed various other value-added services for our customers in order to establish solid relationships.

Twelve Months Ended September 30, 2002 vs
Twelve Months Ended September 30, 2001 (unaudited)

RESULTS OF OPERATIONS

The following condensed statements of operations reflects the operating results for the twelve-month periods ended September 30, 2002 and 2001 and has been included to provide meaningful comparisons between periods.

(in thousands except per share data)	Twelve Months Ended September 30,
	2002	2001
		(unaudited)
Sales	$25,308	$15,213
Cost of sales	17,933	16,853

Gross margin (deficit)	7,375	(1,640)
General and administrative expenses	3,895	3,637

Income (loss) from operations	3,480	(5,277)
Other income	170	—

Net income (loss) before income tax expense	3,650	(5,277)
Income tax expense	25	—

Net income (loss)	$3,625	$(5,277)

EARNINGS (LOSS) PER SHARE:
Basic	$0.49	$(0.93)

Diluted	$0.44	$(0.93)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,374	5,659

Diluted	8,315	5,659

Sales

Sales of the Company increased by 66% or $10,094,349 to $25,307,501 during the current year period. This represents a $4,707,173 or 66% increase in therapeutics sales and a $5,387,176 or 67% increase in diagnostic sales. The primary increase in therapeutic sales is attributed to the one customer who resumed purchasing our product after their facility received FDA approval. Contributing to the increase in diagnostic sales were increased purchases from our Korean customer, and the continued growth in the sale of diagnostic products manufactured by the Company.

Gross Margin

The Company reported a gross margin of $7,374,726, an increase of $9,015,029 from the negative gross margin of $(1,640,303) for the twelve month period ended September 30, 2001. The increase in gross margin was primarily the result of the $7.8 million charge, reflected in cost of sales, resulting from a revaluation of the Company’s specialty plasma inventory primarily due to the mutual termination in September 2001 of a Collaboration Agreement which focused on specialty plasma.

General and Administrative Expense

General and administrative expense increased $257,745 or 7% over the prior twelve months. This increase was primarily the result of increased costs including salaries, legal, investor relations, audit, and insurance fees associated with our new status as a stand-alone public company. These increased costs were partially offset by charges for a bad debt expense and a noncash expense associated with the issuance of options to the Board of Directors in the prior year period.

Other Income

Other income for the fiscal year ended September 30, 2002 totals $170,156 and consists of approximately $137,000 received from a legal settlement and approximately $33,000 in interest income.

Income Tax Expense

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Income tax has been estimated for all prior year periods presented at an overall rate of 41% to reflect the appropriate statutory rates. The Company filed a federal and state tax return for the stub period from September 25, 2001 to September 30, 2001, and recorded a net operating loss carry forward of approximately $7.8 million. The Company recorded no tax benefit because the Company did not believe that it was more likely than not that the operating loss carryforward would be utilized. In the current period the Company still does not believe that it is more likely than not that the operating loss carryforward will be utilized, based on our dependence on our relationship with Instituto Grifols S.A. for a significant portion of our gross margin, and our dependence on a limited number of significant customers.

Income tax expense for the year ended September 30, 2002 consisted of state alternative minimum tax. During September 2002, the State of California initiated a two year moratorium on the use of net operating loss carryforwards “NOL”, thereby eliminating our ability to use our state NOL for the next two years. Accordingly, we will be required to pay income tax at the approximate rate of 9% during fiscal years ending September 30, 2003 and 2004. This initiative had no affect on current year results.

Net Income

As a result of the above, net income for fiscal 2002 totaled $3,624,834 versus a loss of $(5,277,136) for the twelve months ended September 30, 2001.

Seven Months Ended September 30, 2001 vs
Seven Months Ended September 30, 2000(unaudited)

RESULTS OF OPERATIONS

The following condensed statements of operations reflects the operating results for the seven-month periods ended September 30, 2001 and 2000 and has been included to provide meaningful comparisons between periods.

(in thousands except share data)	Seven Months Ended September 30,
	2001	2000
		(Unaudited)
Sales	$7,754	$12,204
Cost of sales	12,526	8,870

Gross margin (loss)	(4,772)	3,334
General and administrative expenses	2,511	1,634

Income (loss) from operations	(7,283)	1,700
Other income	—	11

Net income (loss) before taxes	(7,283)	1,711
Income tax expense	—	701

Net income (loss)	$(7,283)	$1,010

EARNINGS (LOSS) PER SHARE:
Basic and Diluted	$(1.28)	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	5,679	5,633

Sales

Sales of the Company decreased by 36%, or $4,450,204 to $7,753,869 during the seven months ended September 30, 2001. This decrease was primarily the result of a suspension of shipments during this period by the Company’s largest domestic customer, principally caused by delays in the re-certification of the customer’s manufacturing facility by the FDA. Also contributing to the decrease was a significant reduction in sales of source plasma due to the worldwide shortage of plasma.

Gross Margin

The Company experienced a gross margin of $(4,772,313) for the seven months ended September 30, 2001, a decrease of $8,106,013 or 243% due primarily to a $7.8 million charge, reflected in cost of sales, resulting from a revaluation of the Company’s specialty plasma inventory primarily due to the mutual termination in September 2001 of the Collaboration Agreement which focused on specialty plasma. The decrease in sales referred to above was also a factor.

General and Administrative Expenses

General and administrative expenses for the seven months ended September 30, 2001 increased by $877,388 to $2,511,492, an increase of 57%. The increase was primarily the result of an increase in salaries and expenses in support of the newly expanded manufacturing operations and the restructuring of sales and marketing. Also contributing was an increase in legal and professional fees.

Income Before Income Tax Expense

As a result of the above, income before income tax expense decreased by $8,293,333 to a loss of $7,283,804.

Income Tax Expense

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Income taxes for the Company have been estimated for all prior year periods presented at an overall rate of 41% to reflect the appropriate statutory rates. With regard to the seven months ended September 30, 2001, the Company has provided no tax benefit because the Company does not believe that it is more likely than not that the operating loss carry-forward will be utilized.

Net Income

As a result of the above, the net loss for the seven months ended September 30, 2001 was $(7,283,804) compared to a net income of $1,009,528 for the same period in 2000.

Fiscal Year Ended February 28, 2001 vs
Fiscal Year Ended February 29, 2000

Sales

Sales increased by $3,444,280 to $19,663,336 an increase of 21%. The primary contributors to the increase were: the ramp-up of the manufacturing operation in Oceanside, which resulted in an increase in the sale of manufactured serums and plasma products, and an increase in the volume of certain fractionated plasma products sold to biotech companies.

Gross Margin

Gross margin increased by $2,304,395, or 55% in 2001 to $6,465,690. The primary contributor to the improvement was the higher gross margins derived from the products manufactured in Oceanside. Also contributing were the increased sales of fractionated plasma products. As a result, the gross margin percentage increased from 25.7% in fiscal 2000 to 32.9% in fiscal 2001.

General and Administrative Expenses

General and administrative expenses for fiscal 2001 increased by $65,174, or 2.4%, to $2,759,445. This increase was primarily due to the increased commission expense associated with the higher sales and a restructuring of the marketing and sales structure.

Other Income

Other income for the fiscal year 2001 was $11,488 compared to $7,597 for the fiscal 2000.

Income Taxes

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Income taxes for the Company have been estimated for all prior year periods presented at an overall rate of 41% to reflect the appropriate statutory rates.

Net Income

As a result of the above, net income for fiscal 2001 totaled $2,193,462 compared to $870,026 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 our current assets exceeded current liabilities by $12,906,344 compared to $9,518,348 as of September 30, 2001, which translates into a current ratio as of September 30, 2002 of 5.76 to 1 compared to 5.98 to 1 as of September 30, 2001. Total liabilities as of September 30, 2002, were $2,713,121 compared to $1,912,292 as of September 30, 2001. The total debt to equity ratio as of September 30, 2002 was 0.16 compared to 0.14 as of September 30, 2001.

Net cash provided by operating activities during the fiscal year ended September 30, 2002 was $2,995,405 compared to net cash used in operating activities of $(1,507,452) for the seven months ended September 30, 2001. The current fiscal year results were due primarily to net income of $3,624,834 offset by an increase in accounts receivable of $509,528, an increase in net inventory of $997,763, and increases in accrued expenses of $848,679.

Cash flows used in investing activities for the fiscal year ended September 30, 2002 was $383,556 compared to $241,975 for the seven months ended September 30, 2001. The results for both periods were primarily due to capital expenditures for machinery and equipment and software purchases.

No additional cash was provided by financing activity in the fiscal year ended September 30, 2002. Cash flow provided by financing activities for the seven months ended September 30, 2001 was $3,886,864 due primarily to advances from our former parent (Biomat USA, Inc.) of $2,719,458.

Because of the Companys’ strong cash position, management believes that internal cash flows will be sufficient to fund working capital requirements for the 2003 fiscal year. However, any significant expansion or acquisition may need to be funded by a combination of internal cash flow, debt or equity financing.

Critical Accounting Policies

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company records provides for estimates regarding the collectability of accounts receivable, the net realizable value of its inventory, as well as its deferred tax asset valuation allowance. On an on-going basis we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

Accounts receivable.    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers current buying habits. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.

Inventory.    Inventory is carried at the lower of cost or market. The Company reviews inventory for estimated obsolescence or unmarketable inventory and provides an amount to reduce inventory to its net realizable value based on the assumptions about future demand and market conditions. If actual market conditions are less favorable than those conditions assumed by management, additional inventory provisions may be required.

Deferred tax assets.    Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amounts of deferred tax assets to an amount management believes is more likely than not realizable. In making the determination projections of taxable income, past operating results and tax planning strategies are considered.

Inflation

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on the Company’s results of operations or financial condition.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale lease-back transactions be accounted for in the same manner as sale lease-back transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (the “EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt the provisions of SFAS No. 146 during the fiscal year ending September 30, 2003. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial statements.

Other Items

Our historical financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred if we had been a separate, independent company during the periods presented, nor is it indicative of our future performance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. We are not a party to any derivative financial instruments at September 30, 2002.

Interest Rate and Market Risk.    The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment profile. As of September 30, 2002, the Company’s investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held short term federal government securities. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Exchange Risk.    The Company does not believe that it currently has material exposure to foreign currency exchange risk.

The Company does not use derivative financial instruments for speculative or trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Company identified in the Index to Financial Statements appearing under “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this report are incorporated herein by reference to Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 4, 2002, the Company chose not to extend the engagement of BDO Seidman LLP as the Company’s independent accountants. The decision to change independent accountants was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors. During the transition period ended September 30, 2001, the years ended February 28, 2001 and February 29, 2000, and the interim period from September 30,2001 to February 7, 2002, the Company has had no disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman LLP would have caused them to make reference thereto in their report on the financial statements of the Company for such periods.

During the transition period ended September 30, 2001, the years ended February 28, 2001 and February 29, 2000, and the interim period from September 30, 2001 to February 7, 2002, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BDO Seidman LLP with a copy of the above disclosures and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K the Company filed on February 7, 2002 to disclose its change in auditors.

The Company engaged KPMG LLP as its new independent accountants effective February 4, 2002. During the transition period ended September 30, 2001, the years ended February 28, 2001 and February 29, 2000, and through the date of engagement of KPMG LLP, the Company has not consulted with KPMG LLP on items which (1) related to the application of accounting principles to a specified transaction (proposed or completed) by the Company, or the type of audit opinion that might be rendered on the Company’s financial statements, and resulted in a written report being provided by KPMG LLP to the Company or oral advice being provided by KPMG to the Company that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) concerned the subject matter of a disagreement or reportable event with BDO Seidman LLP (as described in Item 304(a)(2) of Regulation S-K).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by items 10, 11, 12, and 13 will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s fiscal year ended September 30, 2002 and such information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements on page F-1 are filed as part of this Form 10-K.

(a)(2)    Financial Statement Schedules

All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient or because the information required is included in the financial statements or notes thereto.

(a)(3)    Exhibits

The exhibits listed in the Exhibit Index preceding the Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K as indicated.

(b)    Reports on Form 8-K

None.

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

10.1.2	Amendment to Employment Agreement dated November 16, 2001 (incorporated by reference to Exhibit 10.3.2 on the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002).*

10.3
Albumin Supply Agreement with Instituto Grifols, S.A., dated June 22, 1999 (incorporated by reference to Exhibit 10.4 of Amendment No. 2 to Form 10 filed with the Securities and Exchange Commission on August 31, 2001).*

10.3.1
Amendment No. 1 dated June 10, 2001 to Albumin Supply Agreement dated June 22, 1999 (incorporated by reference to Exhibit 10.4.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.3.2	Addendum to Albumin Supply Agreement dated September 27, 2002.**

10.4
Standard Industrial/Commercial Multi-Tennant Lease—  Gross between Del Oro Gateway Partners, L.P. and The Western States Group, Inc., n/k/a SeraCare Life Sciences, Inc. dated as of April 16, 1998, and an addendum and the First Amendment thereto dated on or about April 16, 1998 and January 6, 1999 (incorporated by reference to Exhibit 10.7 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.4.1
Assignment and Assumption Agreement dated October 19, 1999 among Del Oro Gateway Partners, L.P. and Arthur Kazarian as Trustee for the General Wood Investment Trust and Second Addendum to Lease dated April 16, 1998 dated on or about October 12, 1998 (incorporated by reference to Exhibit 10.7.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.4.2	Second Lease Amendment dated February 11, 1999.

10.4.3	Third Lease Amendment dated April, 2001.

10.5
Master Separation and Distribution Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.8 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.5.1
Amendment No. 1 to the Master Separation and Distribution Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated August 1, 2001 (incorporated by reference to Exhibit 10.8.1 of Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on August 30, 2001).

Exhibit No.	Document Description

10.6
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

10.8
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

10.11	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 on the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002).*

10.12	Supply Agreement Between SeraCare Life Sciences, Inc. Instituto Grifols, S.A. and Wyeth Pharmaceuticals, Inc. dated September 27, 2002.**

10.13	Consulting Agreement between SeraCare Life Sciences, Inc. and Sam Anderson dated April 15, 2002.*

*	Management contract or compensatory plan or arrangement.
**	Portions of these agreements have been omitted pursuant to a request for confident treatment filed with the commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.

Date:	December 30, 2002	By:	/s/ MICHAEL F. CROWLEY II
Michael F. Crowley II President and Chief Executive Officer (Principal Executive Officer)

Date:	December 30, 2002	By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Michael F. Crowley II and Dennis M. Mulroy, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ BARRY D. PLOST Barry D. Plost	Chairman of the Board	December 30, 2002

/s/ MICHAEL F. CROWLEY II Michael F. Crowley II	Chief Executive Officer (Principal Executive Officer)	December 30, 2002

/s/ DENNIS M. MULROY Dennis M. Mulroy	Chief Financial Officer (Principal Financial and Accounting Officer)	December 30, 2002

/s/ SAMUEL ANDERSON Samuel Anderson	Director	December 30, 2002

/s/ JERRY L. BURDICK Jerry L. Burdick	Director	December 30, 2002

/s/ ROBERT J. CRESCI Robert J. Cresci	Director	December 30, 2002

/s/ EZZAT JALLAD Ezzat Jallad	Director	December 30, 2002

/s/ DR. BERNARD KASTEN Dr. Bernard Kasten	Director	December 30, 2002

/s/ DR. NELSON TENG Dr. Nelson Teng	Director	December 30, 2002

I, Michael F. Crowley II, certify that:

1. I have reviewed this annual report on Form 10-K of SeraCare Life Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ MICHAEL F. CROWLEY II
Michael F. Crowley II Chief Executive Officer

I, Dennis M. Mulroy, certify that:

1. I have reviewed this annual report on Form 10-K of SeraCare Life Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ DENNIS M. MULROY
Dennis M. Mulroy Chief Financial Officer

SeraCare Life Sciences, Inc.

All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require the schedule or because the information required is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheet of SeraCare Life Sciences, Inc. as of September 30, 2002 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc as of September 30, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Diego, California
November 22, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
SeraCare Life Sciences, Inc.

We have audited the accompanying balance sheet of SeraCare Life Sciences, Inc. as of September 30, 2001 and the related statements of operations, stockholders’ equity and cash flows for the seven months ended September 30, 2001 and each of the two years in the period ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2001 and the results of its operations and its cash flows for the seven months ended September 30, 2001 and each of the two years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in the financial statements, prior to September 24, 2001 the Company operated as a wholly owned subsidiary of Biomat USA, Inc. (formerly known as SeraCare, Inc.).

/s/    BDO SEIDMAN, LLP

Los Angeles, California
December 10, 2001

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS
(In whole dollars except per share data)

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Year Ended February 28, 2001	Year Ended February 29, 2000
Sales	$25,307,501	$7,753,870	$19,663,336	$16,219,056
Cost of sales	17,932,775	12,526,182	13,197,646	12,057,761

Gross margin (deficit)	7,374,726	(4,772,312)	6,465,690	4,161,295
General and administrative expenses	3,894,578	2,511,492	2,759,445	2,694,271

Income (loss) from operations	3,480,148	(7,283,804)	3,706,245	1,467,024
Other income	170,156	—	11,488	7,597

Income (loss) before income tax expense	3,650,304	(7,283,804)	3,717,733	1,474,621
Income tax expense	25,470	—	1,524,271	604,595

Net income (loss)	$3,624,834	$(7,283,804)	$2,193,462	$870,026

Earnings (loss) per common share:
Basic	$0.49	$(1.28)	$0.39	$0.15

Diluted	$0.44	$(1.28)	$0.39	$0.15

Weighted average common shares:
Basic	7,374,078	5,679,019	5,633,467	5,633,467

Diluted	8,315,290	5,679,019	5,633,467	5,633,467

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS
(In whole dollars)

	As of September 30, 2002	As of September 30, 2001
ASSETS

Current assets:
Cash and cash equivalents	$4,817,755	$2,205,906
Accounts receivable, less allowance for doubtful accounts of $236,117 and $318,930, respectively	2,167,480	1,676,768
Inventory	8,314,341	7,316,578
Prepaid expenses and other current assets	319,889	231,388

Total current assets	15,619,465	11,430,640

Property and equipment, net	856,261	567,844
Goodwill	3,514,233	3,514,233

Total assets	$19,989,959	$15,512,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,732,016	$1,779,866
Accrued expenses	981,105	132,426

Total current liabilities	2,713,121	1,912,292

Commitments and contingencies (notes 3, 5 and 6)	—	—

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,374,078 and 7,334,078 issued and outstanding as of September 30, 2002 and 2001, respectively	1,168,406	1,168,406
Additional paid-in capital	13,571,001	13,519,422
Retained earnings (accumulated deficit)	2,537,431	(1,087,403)

Total stockholders’ equity	17,276,838	13,600,425

Total liabilities and stockholders’ equity	$19,989,959	$15,512,717

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended September 30, 2002, Seven Months Ended September 30, 2001
Years Ended February 28, 2001 and February 29, 2000
(in whole dollars)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, February 28, 1999	5,633,467	$1,000	$144,924	$3,132,913	$3,278,837
Net income	—	—	—	870,026	870,026

Balance, February 29, 2000	5,633,467	1,000	144,924	4,002,939	4,148,863
Net income	—	—	—	2,193,462	2,193,462

Balance, February 28, 2001	5,633,467	1,000	144,924	6,196,401	6,342,325
Value of options and warrants granted	—	—	155,900	—	155,900
Exercise of options and warrants	1,700,611	1,167,406	—	—	1,167,406
Contribution to capital in conjunction with spin-off (note 9)	—	—	13,218,598	—	13,218,598
Net loss	—	—	—	(7,283,804)	(7,283,804)

Balance (deficit), September 30, 2001	7,334,078	1,168,406	13,519,422	(1,087,403)	13,600,425
Value of options granted	—	—	51,579	—	51,579
Stock issued from exercise of options	40,000	—	—	—	—
Net income	—	—	—	3,624,834	3,624,834

Balance, September 30, 2002	7,374,078	$1,168,406	$13,571,001	$2,537,431	$17,276,838

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC

STATEMENTS OF CASH FLOWS
(In whole dollars)

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Year Ended February 28, 2001	Year Ended February 29, 2000
Cash flows from operating activities:
Net income (loss)	$3,624,834	$(7,283,804)	$2,193,462	$870,026
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	95,139	148,543	258,228	193,474
Allowance for doubtful accounts	18,816	381,926	106,041	—
Write-down of specialty plasma inventory	—	7,317,000	—	—
Noncash charge for issuance of options	51,579	155,900	—	—
(Increase) decrease from changes in:
Accounts receivable	(509,528)	2,365,353	309,683	(57,808)
Inventory	(997,763)	(2,958,335)	(6,101,295)	(4,194,896)
Prepaid expenses and other current assets	(88,501)	(51,226)	(92,061)	(61,656)
Other assets	—	225,913	(124,075)	—
Accounts payable	(47,850)	(1,874,436)	(858,701)	3,727,753
Accrued expenses	848,679	65,714	(81,102)	(20,157)

Net cash provided by (used in) operating activities	2,995,405	(1,507,452)	(4,389,820)	456,736

Cash flows from investing activities—purchases of property and equipment	(383,556)	(241,975)	(146,382)	(118,113)

Cash flows from financing activities
Advances from (to) former parent	—	2,719,458	4,261,834	(233,743)
Exercise of options and warrants	—	1,167,406	—	—

Net cash provided by (used in) financing activities	—	3,886,864	4,261,834	(233,743)

Net increase (decrease) in cash and cash equivalents during the period	2,611,849	2,137,437	(274,368)	104,880
Cash and cash equivalents, beginning of period	2,205,906	68,469	342,837	237,957

Cash and cash equivalents, end of period	$4,817,755	$2,205,906	$68,469	$342,837

Supplemental disclosure of cash flow information:

No taxes were paid by the Company for the year ended September 30, 2002. All taxes were paid by the Company’s former parent, Biomat USA Inc., for the prior periods presented.

No interest was paid during the periods presented.

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

SeraCare Life Sciences, Inc. (the “Company”), a California corporation, was acquired by Biomat USA, Inc. in February 1998 and changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. The Company is a manufacturer of plasma based diagnostic products and a distributor of both diagnostic and therapeutic products based in Oceanside, California. The Company is a vendor-approved supplier to over 500 pharmaceutical and other healthcare companies, including being listed as an “Exclusive Supplier” in many customers’ regulatory applications with the FDA. The primary focus of the Company is the sale of plasma based therapeutic and diagnostic products to domestic and international biotech customers.

Basis of Presentation

On November 6, 2001, the Board of Directors of the Company elected to change the Company’s fiscal year from February 28/29 to September 30. The financial statements included herein include: the year ended September 30, 2002, the seven months ended September 30, 2001 (“Transition Period”); and the fiscal years ended February 28, 2001 and February 29, 2000. On September 24, 2001, the common stock of the Company was distributed by Biomat USA, Inc.(formerly known as SeraCare, Inc.) to its stockholders in a spin-off transaction. The prior period financial statements included herein include an amount that management considers to be a reasonable allocation of general corporate expenses. Management and administrative salaries are allocated based upon estimated time devoted to the operations of the Company. All other allocations of general corporate expenses were based upon specific identification or the relationship of the Company’s operations to overall operations of Biomat USA. Management believes that such allocation of general corporate expenses is representative of the expenses the Company will incur as an independent public company. Included in selling, general and administrative expenses are $57,351, $98,317, and $121,659 for the seven months ended September 30, 2001 and the years ended February 28/29, 2001 and 2000, respectively, resulting from such allocation. The Company did not have an interest agreement with its former parent and no interest was charged on the inter-company advances for the periods presented.

Revenue Recognition

The Company records revenue upon shipment of its products, at which time title passes to the buyer. The Company generally sells its products to pharmaceutical and other biotech companies.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $30,929, $28,549, $14,053 and $18,483 for the year ended September 30, 2002, seven months ended September 30, 2001, and for years ended February 28/29, 2001 and 2000, respectively.

Inventory

Inventory, which consists primarily of blood plasma, is valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 21, 2001 Biomat USA, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics, which focused on specialty plasma, would terminate effective October 31, 2001 and would not be assigned to SeraCare Life Sciences, Inc. As a result, the Company wrote-down approximately $7.8 million of inventory, which is included in cost of sales for the seven months ended September 30, 2001, to its estimated net realizable value without the Collaboration Agreement.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of five to ten years. Leasehold improvements are recorded at cost and are amortized using the straight-line method, over the lesser of the estimated useful lives of the property or the lease term, not to exceed five years.

Income Taxes

For periods prior to September 24, 2001, the Company filed consolidated tax returns with its former parent Biomat USA, Inc. Effective with the spin-off on September 24, 2001, the Company became an independent public company and has filed its tax returns as a separate stand-alone taxpayer for periods after that date. Deferred tax assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

Cash equivalents consist of investments in money market accounts and federal government securities. The Company’s policy is to place its cash with quality financial institutions or federal government securities in order to limit the amount of credit exposure.

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets. The Company adopted Statement of Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” effective October 1, 2001. Under SFAS 142, goodwill is no longer amortized, but is evaluated annually to insure value and that no impairment has taken place since the last evaluation. The Company has identified its reporting units to be its operating segments and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of October 1, 2001. Under the provisions of SFAS 142, the Company performed an annual goodwill impairment assessment, which resulted in no impairment to the carrying value of goodwill as of September 30,2002 In connection with the adoption of SFAS 142, the Company discontinued amortization of its goodwill which amounted to approximately $220,000 annually.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had the Company accounted for its goodwill under the provision of SFAS 142 beginning March 1, 1999, the Company’s net income (loss) and earnings (loss) per common share would have been as follows:

	Year ended September 30, 2002	Seven Months ended September 30, 2001	Year ended February 28, 2001	Year ended February 29, 2000
Net income (loss) as previously reported	$3,624,834	$(7,283,804)	$2,193,462	$870,026
Amortization of goodwill	—	122,867	220,615	175,506

Net income (loss) as adjusted	$3,624,834	$(7,160,937)	$2,414,077	$1,045,532

Earnings (loss) as adjusted per common share:
Basic	$0.49	$(1.26)	$.43	$.19

Diluted	$0.44	$(1.26)	$.43	$.19

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other equity instruments (such as stock options and warrants) to issue common stock were exercised or converted into common stock.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Composition of Certain Financial Statement Captions:

Property and equipment consist of the following:

	September 30, 2002	September 30, 2001
Furniture and equipment	$668,204	$541,990
Computer equipment. and software	161,133	—
Construction in progress	81,400	—
Leasehold improvements	185,760	170,951

	1,096,497	712,941
Less: accumulated depreciation and amortization	(240,236)	(145,097)

Property and equipment, net	$856,261	$567,844

Depreciation and amortization expense on property and equipment was $95,139, $25,676, $37,613 and $17,968 for the year ended September 30, 2002, seven months ended September 30, 2001 and the years ended February 28, 2001 and February 29, 2000, respectively.

Accrued expenses consist of the following:

	September 30, 2002	September 30, 2001
Accrued discretionary 401(K) match	$161,536	$—
Inventory received but not invoiced	225,721	—
Accrued payroll	233,303	79,891
Other	360,545	52,535

	$981,105	$132,426

3.    Leases

The Company is currently leasing its headquarters under a noncancelable lease agreement, which expires in August 2006. The lease includes one renewal option for an additional five years. Future minimum rental obligations under the aforementioned lease agreement are as follows:

Fiscal year ending	Amount
2003	$158,131
2004	162,876
2005	167,288
2006	157,667

$645,962

Rent expense amounted to $158,253, $44,620, $98,961 and $92,279 for the year ended September 30, 2002, seven months ended September 30, 2001 and the years ended February 28, 2001 and February 29, 2000, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Income Taxes
Income tax expense consists of the following:

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Years Ended February 28/29
			2001	2000
Current tax provision
Federal	$—	$—	$1,338,384	$530,864
State	25,470	—	185,887	73,731

Total current provision	25,470	—	1,524,271	604,595
Deferred (benefit) tax provision:
Federal	(1,116,566)	(2,622,169)	—	—
State	23,890	(364,190)	—	—

Total deferred (benefit) tax provision	(1,092,676)	(2,986,359)	—	—
Total (benefit) provision	(1,067,206)	(2,986,359)	1,524,271	604,595
Valuation allowance	1,092,676	2,986,359	—	—

Total (net of valuation allowance)	$25,470	$—	$1,524,271	$604,595

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Years Ended February 28/29
			2001	2000
Computed provision for taxes based on income at a statutory rate of 34%	34.0%	34.0%	34.0%	34.0%
State taxes	0.5	5.0	5.0	5.0
Other	(2.8)	—	—	—
Goodwill	—	2.0	2.0	2.0

	31.7	41.0	41.0	41.0
Less valuation allowance	31.0	41.0	—	—

Effective tax rate	0.7%	0.0%	41.0%	41.0%

Loss Carryforward:
Federal	$3,720,000 expires in 2020
State	$3,624,000 expires in 2010

	September 30, 2002	September 30, 2001
Deferred tax assets, primarily net operating loss carryforwards	$1,893,683	$2,986,359
Less valuation allowance	(1,893,683)	(2,986,359)

Net deferred tax asset	$—	$—

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For periods prior to September 24, 2001, the Company filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. For purposes of this presentation, income taxes for the Company have been estimated for those prior year periods presented using an overall rate of 41% to reflect the appropriate statutory rates. With regard to the seven month period ended September 30, 2001, the Company has provided no tax benefit because the Company does not believe that it is more likely than not that the operating loss carryforward will be utilized.

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. As realization cannot be assured management believes it is not more likely than not that the deferred tax asset will be realized and therefore, has recorded a valuation allowance for the total balance as of September 30, 2002. During the year ended September 30, 2002, the deferred tax valuation allowance was reduced by $1,092,676. Income tax expense for the year ended September 30, 2002 consisted of state alternative minimum tax.

5.    Commitments

Litigation

There are no material pending legal proceedings to which the Company is a party, other than routine litigation occurring in the normal course of the Company’s operations.

Purchase Commitments

In June 2002 the Company signed a three year extension to its distribution agreement for the purchase of Bovine Serum Albumin (BSA) and related products. The minimum annual purchase requirements under this new agreement are $1,500,000, $2,000,000 and $2,600,000, for the contract years ending June 30, 2003, 2004, and 2005, respectively.

6.    Risks and uncertainties, Significant Customers and Sales Commitments

Storage of plasma and plasma products, labeling and distribution activities are subject to strict regulation and licensing by the U.S. Food and Drug Administration (“FDA”). The Company’s facility is subject to periodic inspection by the FDA. Failure to comply or correct deficiencies with applicable laws or regulations could subject the Company to enforcement action, including product seizures, recalls, and civil and criminal penalties. Any one or more could have a material adverse effect on the Company’s business.

Laws and regulations with similar substantive and enforcement provisions are also in effect in many of the states and municipalities where the Company does business. Any change in existing federal, state or municipal laws or regulations, or in the interpretation or enforcement thereof, or the promulgation of any additional laws or regulations could have an adverse effect on the Company’s business.

During the year ended September 30, 2002, approximately 49% of net sales were to two customers. These customers did not have significant receivable balances at year end, and a third customer represented 28% of year-end accounts receivables. For the seven months ended September 30, 2001, approximately 26% of net sales were to one customer. This customer represented approximately 35% of year-end accounts receivable. During the year ended February 28, 2001, approximately 49% of net sales were to three customers and for the year ended February 29, 2000, approximately 40% of net sales were to two customers.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Customers with more than 10% of the Company’s total sales are as follows:

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Years Ended February 28/29
			2001	2000
Wyeth Pharmaceuticals (formerly known as Genetics Institute)	27%	—	24%	16%
Haemopharm, Inc. (Voco)	—	—	15%	—
Biotest Pharma GmbH	—	—	10%	—
Dong Shin Pharm	22%	26%	—	23%

Customers with more than 10% of year-end accounts receivable are as follows:

	As of September 30, 2002	As of September 30, 2001
Wyeth Pharmaceuticals (formerly known as Genetics Institute)	—	—
Haemopharm, Inc. (Voco)	—	—
Dong Shin Pharm	—	35%
Biogen	28%	—

Information regarding our geographical concentration is as follows:

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Years Ended February 28/29
			2001	2000
Sales
United States	$16,677,558	$3,847,473	$11,480,822	$8,958,244
Europe	2,681,324	1,476,830	5,545,673	1,679,615
Korea	5,891,674	2,026,121	1,847,654	4,237,991
Other	56,945	403,446	789,187	1,343,206

	$25,307,501	$7,753,870	$19,663,336	$16,219,056

7.    Segment Information

The Company’s business activities are divided, managed and conducted in two basic business segments, the Therapeutic Products segment and the Diagnostic Products segment. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products. Operations which do not fall into either of these two segments including unallocated corporate overhead is reported in the category “Corporate and Other”.

The Therapeutic segment includes sale of plasma and Human Serum Albumin to manufacturers. The Diagnostic segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls, calibrators, re-agents and specialty test kits.

The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross margin and operating income are deemed to be the most

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

significant measurements of performance, although collection volumes and certain controllable costs also provide useful “early warning signs” of future performance. The following segment financial statements have been prepared on the same basis as the Company’s consolidated financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies.

The Company’s segment information for the year ended September 30, 2002, seven months ended September 30, 2001, and for the years ended February 28, 2001 and February 29, 2000, is as follows

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Years Ended
			February 28, 2001	February 29, 2000
Net sales
Therapeutic Products	$11,858,054	$2,546,562	$9,187,197	$7,289,306
Diagnostic Products	13,449,447	5,207,308	10,476,139	8,929,750

Total	$25,307,501	$7,753,870	$19,663,336	$16,219,056

Gross margin (deficit)
Therapeutic Products	$4,388,614	$449,458	$1,021,169	$2,027,582
Diagnostic Products	2,986,112	(5,221,770)	5,444,521	2,133,713

Total	$7,374,726	$(4,772,312)	$6,465,690	$4,161,295

Operating income
Therapeutic Products	$2,642,356	$298,974	$585,453	$714,933
Diagnostic Products	1,706,066	(7,582,778)	3,120,792	752,091
Corporate and Other	(868,274)	—	—	—

Total	$3,480,148	$(7,283,804)	$3,706,245	$1,467,024

Identifiable assets
Therapeutic Products	$2,097,770	$1,854,664	$3,654,967	$3,458,301
Diagnostic Products	8,623,686	7,138,682	12,444,323	7,056,533
Corporate and Other	9,268,504	6,419,371	4,463,189	4,532,153

Total	$19,989,959	$15,512,717	$20,562,479	$15,046,987

Depreciation and amortization
Therapeutic Products	$17,125	$43,454	$56,392	$63,847
Diagnostic Products	78,013	105,089	198,836	129,627

Total	$95,138	$148,543	$258,228	$193,474

Capital expenditures
Therapeutic Products	$2,962	$19,816	$33,668	$38,977
Diagnostic Products	219,459	222,158	112,714	79,136
Corporate and Other	161,133	—	—	—

Total	$383,554	$241,975	$146,382	$118,113

“Corporate and Other” includes unallocated corporate overhead, and other income (expense) amounts which are not specifically attributable to either segment. Identifiable assets of each segment consist primarily of accounts receivable and inventories. Corporate assets includes cash and other assets not specifically allocable to either segment.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    Related Party Transactions

The Company is a party to an agreement with Biomat USA, Inc. which sets forth the terms and conditions pursuant to which Biomat USA will supply us with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. will also provide plasmapheresis services on donors referred by us, including collecting, testing and delivering the plasma to us. The plasma products provided by Biomat USA to us under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

The Company is also party to an agreement with Instituto Grifols, S.A. (a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which we then distribute to various biotech companies. Under this agreement, Instituto Grifols also supplies us with Human Serum Albumin for use in diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with a recent agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers we also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with this customer contract.

Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of the Company’s common stock. On September 25, 2001, Probitas Pharma S.A., through its’ subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc., our former parent. The Company purchased from subsidiaries of Biomat USA, Inc. products and services totaling $3,282,530 during fiscal 2000, $5,315,881 during fiscal 2001, $2,926,969 during the seven months ended September 30, 2001 and $268,196 during the year ended September 30, 2002. During the same periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $3,690,290, $4,619,291, $856,481, and $8,746,472, respectively.

Mr. Barry D. Plost is currently Chairman of the Board of Directors of the Company. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently Secretary of the Company as well as a member of the Company’s Board of Directors. Mr. Burdick is also the Chief Financial Officer of Biomat USA, Inc.

Mr. Sam Anderson, a current Board Member became a consultant to the Company effective April 15, 2002. The Company will pay Mr. Anderson a minimum annual consulting fee of $70,000.

For his services on the Scientific Advisory Board, one Board Member was granted an option to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and a non-cash compensation expense of $51,579 was recorded during the year ended September 30, 2002 and is reflected in the accompanying statement of operations under general and administration expenses.

9.    Stockholders’ Equity

On September 24, 2001 in conjunction with the spin-off transaction, the Company issued 5,633,467 shares of no-par common stock. As of the date of the spin-off, the net inter-company amount due to Biomat USA, Inc. was deemed additional investment and accordingly was reclassified to additional paid-in capital. This resulted in a $13,218,598 contribution to paid-in capital.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Stock Options and Warrants

In September 2001 the Shareholders approved the SeraCare Life Sciences, Inc. 2001 Stock Incentive Plan (“the Plan”), which provides for the granting of up to 600,000 shares of common stock in the form of both incentive stock options and nonqualified stock options; options that are granted to employees generally vest after 3 years, options that are granted to board members generally vest immediately. Options have a maximum term of seven years. As of September 30, 2002, options to purchase an aggregate of 410,000 shares had been granted under the Plan during the current fiscal year, and options to purchase an additional 190,000 were available for future grant under the Plan.

On September 24, 2001 in conjunction with the spin-off transaction, the Company issued options and warrants to purchase an aggregate of 2,233,045 shares of the Company’s common stock at various prices. Also, in conjunction with the establishment of an independent Board of Directors, each of the seven directors were granted five-year options to purchase 40,000 shares (a total of 280,000) of common stock at an exercise price of $1.00 per share. In conjunction with the Supply and Services Agreement entered into with Biomat USA, Inc. in connection with the spin-off, the Company issued a five-year warrant to Probitas Pharma S.A. to purchase 563,347 common shares at $3.05 per share. The Company also issued three-year warrants to purchase 40,000 shares of common stock at $5.00 per share in connection with a consulting agreement. On September 25, 2001, the Company received proceeds of $1,167,406 from the exercise of a total of 1,740,611 options and warrants, primarily from members of the Company’s Board of Directors.

During the year ended September 30, 2002, the Company issued 185,000 options to its senior management team at an average exercise price of $3.31. During the year just ended, the Company also issued 225,000 options to its Board members at an average exercise price of $5.92.

The following table summarizes the activity for all stock options outstanding at September 30, 2002:

	Shares	Weighted Average Exercise Price
Granted	3,116,392	$1.21
Exercised	(1,700,611)	$0.66

Outstanding at September 30, 2001	1,415,781	$1.87
Granted	410,000	$4.74
Exercised	(40,000)	$1.00

Outstanding at September 30, 2002	1,785,781	$2.55

Options exercisable September 30, 2002	1,600,781	$2.46

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options and warrants outstanding at September 30, 2002:

		Outstanding		Exercisable
		Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
$0.01	13,961	11	$0.01	13,961	$0.01
$0.45-$1.00	718,473	33	$0.89	718,473	$0.89
$1.18-$1.19	40,000	30	$1.18	40,000	$1.18
$3.05-$4.30	748,347	42	$3.11	563,347	$3.05
$5.00-$5.93	265,000	31	$5.78	265,000	$5.78

	1,785,781		$2.55	1,600,781	$2.46

“Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires the Company to provide pro forma information regarding net income and earnings (loss) per common share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option, using the Black Scholes model, at the weighted-average assumption used for grants for the year ended September 30, 2002 and seven months ended September 30, 2001: dividend yield of zero%; expected volatility of 47.5% and 16.7%; risk free interest rate of 3.00% and 3.75%; and expected life of 3 and 5 years, respectively.

The weighted average Black Scholes fair value of options granted during the year ended September 30, 2002 and seven months ended September 30, 2001 was $1.64 and $.68 (excluding the options issued in conjunction with the spin-off transaction), respectively.

Under the accounting provisions of SFAS No. 123, the Company’s net income and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001
Net income (loss)
As reported	$3,624,834	$(7,283,804)
Pro forma	$3,145,265	$(7,334,057)
Basic income (loss) per share
As reported	$0.49	$(1.28)
Pro forma	$0.43	$(1.29)
Diluted income (loss) per share
As reported	$0.44	$(1.28)
Pro forma	$0.38	$(1.29)

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    Allowance for doubtful accounts

Changes in the allowance for doubtful accounts were as follows:

	Year Ended September 30, 2002	Seven Months Ended September 30, 2001	Fiscal Years Ended
			2001	2000
Beginning balance	$318,930	$106,041	$—	$—
Costs charge to expense	18,816	381,926	106,041	85,509
Write-offs and adjustments	(36,461)	(169,037)	—	(85,509)
Recoveries	(65,168)	—	—	—

Ending balance	$236,117	$318,930	$106,041	$—

12.    Earnings per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options using, the treasury stock method. As the Company incurred a loss for the seven months ended September 30, 2001, diluted shares outstanding excludes all potential dilutive securities, as their inclusion would have been anti-dilutive. No dilutive securities were outstanding for the fiscal years ended February 28, 2001 and 2000.

Potentially dilutive securities of approximately 941,212 shares for fiscal 2002 were used to calculate diluted net income (loss) per common share. There are no reconciling items in calculating the numerator for basic and diluted net income (loss) per common share for the periods presented.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly data is as follows:

	Three months ended
	December 31	March 31	June 30	September 30
Year ended September 30, 2002
Sales	$6,427,037	$7,284,534	$6,108,423	$5,487,507
Income from operations	$849,183	$1,002,209	$792,219	$836,537
Net income	$826,552	$1,011,840	$934,987	$851,455
Earnings per common share:
Basic	$0.11	$0.14	$0.13	$0.12
Diluted	$0.10	$0.12	$0.11	$0.11

	Three months ended
	May 31	August 31	November 30(1)	February 28(1)
Seven months ended September 30, 2001
Sales	$3,152,651	$4,258,689	$342,530	—
Income (loss) from operations	$644,029	$340,069	$(8,267,902)	—
Net income (loss)	$379,977	$200,641	$(7,864,422)	—
Earnings (loss) per common share:
Basic	$0.07	$0.04	$(1.39)	—
Diluted	$0.07	$0.04	$(1.39)	—
Year ended February 28, 2001
Sales	$3,834,336	$6,554,568	$4,709,466	$4,564,966
Income from operations	$552,207	$999,068	$1,037,819	$1,117,150
Net income	$331,667	$590,270	$612,406	$659,119
Earnings per common share:
Basic	$0.06	$0.10	$0.11	$0.12
Diluted	$0.06	$0.10	$0.11	$0.12

On September 21, 2001 Biomat USA, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics, which focused on specialty plasma, would terminate effective October 31, 2001 and would not be assigned to the Company. As a result, the Company wrote-down approximately $7.3 million of inventory, which is included in cost of goods sold, to its estimated net realizable value without the Collaboration Agreement and changes in raw materials necessary to meet revised customer specifications.

(1)	For the seven months ended September 30, 2001, third quarter results represent the one month of September and no results are reflected for the fourth quarter.