Form 10-Q
period 2002-12-31
SERACARE LIFE SCIENCES INC
filed 2003-02-13
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission file number   0-33045

SERACARE LIFE SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

California	33-0056054

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1935 Avenida del Oro, Suite F Oceanside, California	92056

(Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number:  (760) 806-8922

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of January 31, 2003, the issuer had 7,436,078 shares of its common stock, issued and outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.
Statements of Income
(unaudited)

	For the Three Months Ended December 31,

	2002	2001

Sales	$5,794,058	$6,427,037
Cost of sales	4,074,685	4,494,909

Gross profit	1,719,373	1,932,128
General and administrative expenses	931,749	1,082,945

Income from operations	787,624	849,183
Other income	14,604	—

Income before income tax expense	802,228	849,183
Income tax expense (Note 3)	79,196	22,631

Net income	$723,032	$826,552

Earnings per common share (Note 2):
Basic	$0.10	$0.11

Diluted	$0.09	$0.10

Weighted average shares (Note 2):
Basic	7,374,078	7,374,078

Diluted	8,348,769	8,138,074

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Balance Sheets

	December 31, 2002	September 30, 2002

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,337,139	$4,817,755
Accounts receivable, less allowance for doubtful accounts of $221,035 and $236,117, respectively	2,688,120	2,167,480
Inventory	8,886,155	8,314,341
Prepaid expenses and other current assets	269,207	319,889

Total current assets	16,180,621	15,619,465
Property and Equipment, net	1,039,156	856,261
Goodwill	3,514,233	3,514,233

Total Assets	$20,734,010	$19,989,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,221,121	$1,957,737
Accrued expenses	513,019	755,384

Total current liabilities	2,734,140	2,713,121

Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,374,078 shares issued and outstanding	1,168,406	1,168,406
Additional paid-in capital	13,571,001	13,571,001
Retained earnings	3,260,463	2,537,431

Total stockholders' equity	17,999,870	17,276,838

Total Liabilities and Stockholders' Equity	$20,734,010	$19,989,959

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,

	2002	2001

Cash flows from operating activities:
Net income	$723,032	$826,552
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	33,400	13,511
Changes in operating assets and liabilities:
Accounts receivable	(520,640)	(1,533,361)
Inventory	(571,814)	(611,228)
Prepaid expenses and other current assets	50,682	51,577
Accounts payable	263,384	1,810,450
Accrued expenses	(242,365)	338,782

Net cash (used in) provided by operating activities	(264,321)	896,283

Cash flows from investing activities - purchases of property and equipment	(216,295)	(126,745)

Cash flows from financing activities-	—	—

Net (decrease) increase in cash and cash equivalents	(480,616)	769,538
Cash and cash equivalents, beginning of period	4,817,755	2,205,906

Cash and cash equivalents, end of period	$4,337,139	$2,975,444

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Notes to Financial Statements
(Unaudited)

1.     Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the three months ended December 31, 2002 and 2001.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the applicable rules to Form 10-Q.  The accompanying financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended September 30, 2002.

Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

2.     Earnings Per Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and warrants, using the treasury stock method. Basic earnings per common share for the three months ended December 31, 2002 and 2001 have been calculated based upon the weighted average number of shares outstanding during the periods, which totaled 7,374,078 shares in both periods.  Diluted earnings per common share reflects the incremental effects of 974,691 potentially dilutive options and warrants for the three months ended December 31, 2002 and 763,996 potentially dilutive options and warrants for the three months ended December 31, 2001 , which resulted in fully diluted weighted average shares of 8,348,769 for the three months ended December 31, 2002 and 8,138,074 for the three months ended December 31, 2001.

3.     Income Taxes

The realization of deferred tax assets is dependent upon our ability to generate taxable income in future years. As realization cannot be assured management believes it is more likely than not that the deferred tax asset will not be realized and therefore, has recorded a valuation allowance for the total balance as of December 31, 2002 and September 30, 2002. For the three month period ended December 31, 2002 we accrued tax at a 9.9% rate.  This represents an accrual of $79,196 for Federal alternative minimum tax and California state tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. The income tax expense of $22,631 for the three month period ended December 31, 2001, represents an accrual for Federal and California state alternative minimum tax.  At December 31, 2002 we have Federal and California state net operating loss carryforwards of approximately $3,000,000 and $3,600,000, respectively.

4.     Commitments and Contingencies

There are no material pending legal proceedings to which we are a party, other than routine litigation occurring in the normal course of our operations.

5.     Segment Information and Significant Customers

The Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports.  Selected financial information is reported below for the three months ended December 31, 2002 and 2001.

	For the Three Months Ended December 31,

	2002	2001

Sales – unaffiliated customers:
Therapeutic products	$3,573,725	$2,937,648
Diagnostic products	2,220,333	3,489,389

Total	$5,794,058	$6,427,037

Operating income (loss):
Therapeutic products	$590,201	$905,841
Diagnostic products	270,280	202,637
Corporate and other	(72,857)	(259,295)

Total	$787,624	$849,183

Operating income is defined as income before income taxes, interest, special charges and other non-operating income and expenses.  “Corporate and other” includes general and administrative corporate expenses other than those directly attributable to an operating segment.  We had no inter-segment sales during the three months ended December 31, 2002 and 2001.

During the quarter ended December 31, 2002, approximately 40% of net sales were to two customers. One of these customers represented 30% and the other represented less than 10% of accounts receivable at December 31, 2002. A third customer represented 16% of accounts receivable at December 31, 2002. During the quarter ended December 31, 2001 approximately 56% of net sales were to two customers. On September 30, 2002, one customer represented 28% of accounts receivable.

6.     New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We currently plan to continue to apply the intrinsic-value based method to account for stock options, and will comply with the interim disclosure provisions beginning with our quarter ending March 31, 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grand-fathered for the purposes of recognition and would only need to be disclosed. We plan to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN No. 45 to have a material effect on our  financial position or results of operations.

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

We are also party to an agreement with Instituto Grifols, S.A. (a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which we  then distribute to various biotech companies. Under this agreement, Instituto Grifols, S.A. also supplies us with Human Albumin for use in diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with an agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers we also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with this customer contract.

Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of our common stock.  On September 25, 2001, Probitas Pharma S.A. acquired Biomat USA, Inc., our former parent. We purchased from Biomat USA during the three month period ended December 31, 2002, human blood plasma and services totaling $937,683 and for the three month period ended December 31, 2001 human blood plasma and services totaling $19,523.  We purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $1,677,484 during the three month period ended December 31, 2002 and $1,788,600 during the three month period ended December 31, 2001.

Mr. Barry D. Plost is currently Chairman of our Board of Directors.  Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently our Secretary as well as a member of our Board of Directors. Mr. Burdick is also the Executive Vice President, Secretary and Chief Financial Officer of Biomat USA, Inc.

Mr. Sam Anderson, a current Board Member, became a consultant to the Company effective April 15, 2002. We will pay Mr. Anderson a minimum annual consulting fee of $70,000.

During the quarter ended December 31, 2002, we took delivery of a computer hardware and software system from a wholly owned subsidiary of a company for which one of the Company’s directors, Dr. Bernard L. Kasten, serves as an officer. The system was purchased in an arms length transaction and is to be used as the data depository for our new BioBank product offering. The purchase price was approximately $188,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY  NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements.  All statements regarding SeraCare Life Sciences, Inc.’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements.  In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions.  Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements.  Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors.”

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 compared to Three Months  Ended December  31, 2001

Sales

Sales decreased by 10%, or $633,000, to $5,794,000 for the three month period ended December 31, 2002 compared to the same period in 2001. This decrease was primarily the result of one of our larger customers ordering less than their previous purchase levels, as they are in the process of expanding their manufacturing capacity and have lowered their production levels during construction.

Gross Profit

Gross profit decreased by $213,000 or 11% for the three month period ended December 31, 2002 to $1,719,000 compared to the same period in 2001 mainly due to the decrease in sales as referenced above. Total gross profit percentage remained consistent in the period at 30% when compared to the same period in 2001, however there was a shift in segment margin which corresponds to a shift in product mix.

General and Administrative Expenses

General and administrative expenses for the three month period ended December 31, 2002 decreased by $151,000 to $932,000, a decrease of 14% compared to the same period in 2001.  This decrease was primarily the result of decreased costs including legal, professional, public relations, audit, and benefits partially offset by increases in salaries and insurance fees.

Other Income

Other income for the three month period ended December 31, 2002 totals $15,000 and consists of interest income.

Income Tax Expense

Income tax expense increased by $48,000 for the three month period ended December 31, 2002, compared to the same period in 2001. For the three month period ended December 31, 2002, we accrued tax at a 9.9% rate. This represents an accrual of $79,000 for Federal alternative minimum tax and California state tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. The income tax expense of $23,000 for the three month period ended December 31, 2001 represents an accrual for Federal and California state alternative minimum tax.  At December 31, 2002, we had Federal net operating loss carryforwards of approximately $3,000,000 and California state net operating loss carryforwards of approximately  $3,600,000.

Net Income

As a result of the above, net income for the three month period ended December 31, 2002 was $732,000 compared to $827,000 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, our current assets exceeded current liabilities by $13,455,000 compared to $12,906,000 as of September 30, 2002, which translates into a current ratio as of December 31, 2002 of 5.94 to 1 compared to 5.76 to 1 as of September 30, 2002.  Total liabilities as of December 31, 2002 were $2,726,000 compared to $2,713,000 as of September 30, 2002.  The total debt to equity ratio as of December 31, 2002  was  0.15 compared to 0.16 as of September 30, 2002.

Net cash used in operating activities during the three month period ended December 31, 2002 was $264,000 compared to net cash provided by operating activities of $896,000 during the same prior year period.  The current year period results were due primarily to increases in accounts receivable and inventory combined with a decrease in accrued expenses, partially offset by an increase in accounts payable resulting from the timing of payments for inventory. The $572,000 increase in inventory is primarily the result of increased purchases to support our new product and processes as we expand our cell culture product offerings.

Cash flows used in investing activities for the three months ended December 31, 2002 was $216,000 compared to $127,000 for the comparable prior year period.  The increased spending in property and equipment was primarily due to capital expenditures for a new computer and software system to serve as our data depository for our new BioBank product offering.

In addition, we continue to be debt free and expect to generate positive cash flows from operations for the foreseeable future.  Accordingly, management expects internally generated cash flow to be adequate for the foreseeable future, unless we initiate a material expansion or significant acquisition.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding the collectability of accounts receivable, the net realizable value of our inventory, as well as our deferred tax asset valuation allowance. On an ongoing basis we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

Accounts receivable.    We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current buying habits. We monitors collections and payments from our customers and maintain a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.

Inventory.    Inventory is carried at the lower of cost or market. We review inventory for estimated obsolescence or unmarketable inventory and provide an amount to reduce inventory to its net realizable value based on the assumptions about future demand and market conditions. If actual market conditions are less favorable than those conditions assumed by management, additional inventory provisions may be required.

Deferred tax assets.    Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amounts of deferred tax assets to an amount management believes is more likely than not realizable. In making the determination projections of taxable income, past operating results and tax planning strategies are considered.

INFLATION

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses.  Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on our results of operations or financial condition.

OTHER ITEMS

We are not a party to any off-balance sheet arrangements, do not engage in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with us.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We currently plan to continue to apply the intrinsic-value based method to account for stock options and will comply with the interim disclosure requirements beginning with our  quarter ending March 31, 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grand-fathered for the purposes of recognition and would only need to be disclosed. We plan to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN No. 45 to have a material effect on our  financial position or results of operations.

RISK FACTORS

You should carefully consider all the information we have included in this Quarterly Report on Form  10-Q and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In particular, you should carefully consider the Risk Factors described below and the additional Risk Factors discussed in the Form 10-K.  Also, please read “Cautionary Note as to Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We Make a Large Percentage of our Sales to a Limited Number of Customers

We typically sell 25% to 50% of our annual net sales to a limited number of customers.  If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our products, our business and results of operations would be materially adversely affected. During the quarter ended December 31, 2002 approximately 40% of net sales were to two customers. During the quarter ended December 31, 2001 approximately 56% of net sales were to two customers.

An Interruption in the Supply of Diagnostics and Therapeutic Products That We Purchase From Third Parties Could Cause a Decline in Our Sales

We purchase diagnostics products that are used in the manufacture and testing of our plasma products from third parties, such as Instituto Grifols, S.A. and other  companies. Any significant interruption in the supply of these diagnostic products could cause a decline in our plasma product sales, unless and until we are able to replace them.

We obtain a substantial portion of our therapeutic revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. Although we have entered into an amended agreement with Instituto Grifols extending the term until March 31, 2006, there can be no guarantees that Instituto Grifols will be able to supply us with our needs or that the demand for Human Serum Albumin will continue throughout the contract period or that the amended agreement will not be terminated prior to March 31, 2006.  In connection with a recent agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers we amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with this customer contract. The loss of this contract with Instituto Grifols or a significant increase in our purchase price would have a material adverse effect on our revenues and profitability.

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

Having Limited Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

We have limited operating history as an independent company. Our business had relied on Biomat USA, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of Biomat USA’s other  operations. As a result of the spin-off, Biomat USA is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents that we entered into with Biomat USA in connection with the spin-off.

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

Interest Rate and Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  As of December 31, 2002 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which are invested US Government Treasury Bills.  We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars.  We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4.     CONTROLS AND PROCEDURES

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

PART II   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.2 Warrant Certificate, dated September 25, 2001, by and between Henry S. Krauss and SeraCare Life Sciences, Inc.

(b)	Reports on Form 8-K

On December 18, 2002, the Registrant filed a current report on Form 8-K reporting that it had set February 26, 2003 as the date for its annual meeting of shareholders and January 17, 2003 as the record date for determining shareholders entitled to notice of and to vote at the annual meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.

(Registrant)

Dated: February 13, 2003	By:	/s/ MICHAEL F. CROWLEY JR.

Michael F. Crowley Jr.,
Chief Executive Officer

	By:	/s/ DENNIS M. MULROY

Dennis M. Mulroy,
Chief Financial Officer

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Michael F. Crowley II, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of SeraCare Life Sciences, Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ MICHAEL F. CROWLEY II

Michael F. Crowley II
Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Dennis M. Mulroy, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of  SeraCare Life Sciences, Inc.;

     2.  Based on my knowledge, this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ DENNIS M. MULROY

Dennis M. Mulroy
Chief Financial Officer