Form 10-Q
period 2003-03-31
SERACARE LIFE SCIENCES INC
filed 2003-05-14
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☐     No ☒

As of April 24, 2003, 7,526,278 shares of the Registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.
Statements of Income
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2003	2002	2003	2002

Sales	$6,089,175	$7,284,534	$11,883,233	$13,711,571
Cost of sales	4,267,082	5,123,650	8,341,767	9,618,560

Gross profit	1,822,093	2,160,884	3,541,466	4,093,011
Selling, general and administrative expenses	956,443	1,166,997	1,888,192	2,249,941

Income from operations	865,650	993,887	1,653,274	1,843,070
Other income	7,886	8,322	22,491	8,322

Income before income tax expense (benefit)	873,536	1,002,209	1,675,765	1,851,392
Income tax expense (benefit) (Note 4)	85,029	(9,631)	164,225	13,000

Net income	$788,507	$1,011,840	$1,511,540	$1,838,392

Earnings per common share (Note 2):
Basic	$0.11	$0.14	$0.20	$0.25

Diluted	$0.10	$0.12	$0.18	$0.22

Weighted average shares (Note 2):
Basic	7,449,234	7,374,078	7,411,243	7,374,078

Diluted	8,276,878	8,335,572	8,315,169	8,236,823

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Balance Sheets
(Unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$4,747,338	$4,817,755
Accounts receivable, less allowance for doubtful accounts of
$232,826 and $236,117, respectively	5,159,267	2,167,480
Inventory	9,304,227	8,314,341
Prepaid expenses and other current assets	347,820	319,889

Total current assets	19,558,652	15,619,465
Property and Equipment, net	1,043,938	856,261
Goodwill	3,514,233	3,514,233

Total Assets	$24,116,823	$19,989,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,111,641	$1,213,679
Accounts payable to related parties (Note 7)	2,716,882	744,058
Accrued expenses	446,222	755,384

Total current liabilities	5,274,745	2,713,121

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,526,278 and 7,374,078
shares issued and outstanding, respectively	1,222,106	1,168,406
Additional paid-in capital	13,571,001	13,571,001
Retained earnings	4,048,971	2,537,431

Total stockholders’ equity	18,842,078	17,276,838

Total Liabilities and Stockholders’ Equity	$24,116,823	$19,989,959

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,511,540	$1,838,392
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	67,218	28,255
Changes in operating assets and liabilities:
Accounts receivable	(2,991,787)	(2,368,717)
Inventory	(989,886)	(517,633)
Prepaid expenses and other current assets	(27,931)	80,505
Accounts payable	897,962	594,242
Accounts payable to related parties	1,797,763	326,659
Accrued expenses	(309,162)	558,144

Net cash (used in) provided by operating activities	(44,283)	539,847

Cash flows from investing activities - purchases of property and equipment	(79,834)	(159,264)

Cash flows from financing activities - exercise of options and warrants	53,700	—

Net (decrease) increase in cash and cash equivalents	(70,417)	380,583
Cash and cash equivalents, beginning of period	4,817,755	2,205,906

Cash and cash equivalents, end of period	$4,747,338	$2,586,489

Supplemental disclosure of noncash investing and financing activities - property
and equipment purchases in accounts payable related parties	$175,061	$—

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.
Notes to Financial Statements
(Unaudited)

1.     Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of March 31, 2003 and for the three month and six month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of March 31, 2003, the results of its operations for the three month and six month periods ended March 31, 2003 and 2002, and cash flows for the six month periods ended March 31, 2003 and 2002. These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three month and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.     Earnings Per Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and warrants, using the treasury stock method. The computations for basic and diluted earnings per share are as follows:

	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share

Three Months Ended March 31, 2003
Basic earnings per share:
Net income	$788,507	7,449,234	$0.11

Diluted earnings per share:
Diluted stock options and warrants		827,644

Net income plus assumed conversions	$788,507	8,276,878	$0.10

Potential dilutive securities not listed above since they are antidilutive:
Antidilutive stock options		395,000

Three Months Ended March 31, 2002
Basic earnings per share:
Net income	$1,011,840	7,374,078	$0.14

Diluted earnings per share:
Diluted stock options and warrants		961,494

Net income plus assumed conversions	$1,011,840	8,335,572	$0.12

Potential dilutive securities not listed above since they are antidilutive:
Antidilutive stock options		—

Six Months Ended March 31, 2003
Basic earnings per share:
Net income	$1,511,540	7,411,243	$0.20

Diluted earnings per share:
Diluted stock options and warrants		903,926

Net income plus assumed conversions	$1,511,540	8,315,169	$0.18

Potential dilutive securities not listed above since they are antidilutive:
Antidilutive stock options		260,000

Six Months Ended March 31, 2002
Basic earnings per share:
Net income	$1,838,392	7,374,078	$0.25

Diluted earnings per share:
Diluted stock options and warrants		862,745

Net income plus assumed conversions	$1,838,392	8,236,823	$0.22

Potential dilutive securities not listed above since they are antidilutive:
Antidilutive stock options		40,000

3.     Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

At March 31, 2003, the Company’s stock-based incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee and director compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net income, as reported	$788,507	$1,011,840	$1,511,540	$1,838,392
Deduct:
Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(9,513)	(4,570)	(172,928)	(9,072)

Pro forma net income	$778,994	$1,007,270	$1,338,612	$1,829,320

Earnings per share:
Basic-as reported	$0.11	$0.14	$0.20	$0.25

Basic-pro forma	$0.10	$0.14	$0.18	$0.25

Diluted-as reported	$0.10	$0.12	$0.18	$0.22

Diluted-pro forma	$0.09	$0.12	$0.16	$0.22

4.     Income Taxes

The realization of deferred tax assets is dependent upon our ability to generate taxable income in future years. As realization cannot be assured management believes it is more likely than not that the deferred tax asset will not be realized and therefore, has recorded a valuation allowance for the total balance as of March 31, 2003 and September 30, 2002. For the three month and six month periods ended March 31, 2003, we accrued income tax at a rate of approximately 10%. This represents a year-to-date expense of $164,225 for Federal alternative minimum tax and California state income tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. An income tax benefit is reflected in the three month period ended March 31, 2002 to recognize the impact of the change in the federal tax laws which were effective March 31, 2002 and reversed the federal alternative minimum tax accrual for the three month period ended December 31, 2001. The income tax expense of $13,000 for the six month period ended March 31, 2002, represents California state income tax due. At March 31, 2003, we have Federal and California state net operating loss carryforwards of approximately $2,100,000 and $3,600,000, respectively.

5.     Commitments and Contingencies

There are no material pending legal proceedings to which we are a party, other than routine litigation occurring in the normal course of our operations.

6.     Segment Information and Significant Customers

The Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three month and six month periods ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net sales:
Therapeutic Products	$2,838,702	$4,425,583	$6,412,427	$7,363,231
Diagnostic Products	3,250,473	2,858,951	5,470,806	6,348,340

Total	$6,089,175	$7,284,534	$11,883,233	$13,711,571

Income from operations:
Therapeutic Products	$517,000	$1,063,841	$1,107,201	$1,969,682
Diagnostic Products	470,370	286,854	740,650	489,491
Corporate / Other	(121,720)	(356,808)	(194,577)	(616,103)

Total	$865,650	$993,887	$1,653,274	$1,843,070

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three month and six month periods ended March 31, 2003 and 2002.

During the three month period ended March 31, 2003, approximately 38% of net sales were to two customers. One of these customers represented 29% and the other represented 21% of net accounts receivable at March 31, 2003. During the three months ended March 31, 2003 our largest customer notified us that it would no longer require the use of our therapeutic product after August 2003. During the three month period ended March 31, 2002 approximately 64% of net sales were to two customers. During the six month period ended March 31, 2003, approximately 39% of net sales were to two customers. During the six month period ended March 31, 2002 approximately 60% of net sales were to two customers. At September 30, 2002, one customer represented 28% of net accounts receivable.

7.     Related Party Relationships and Transactions

We are a party to an agreement with Biomat USA, Inc. (our former parent and a subsidiary of Probitas Pharma S.A.) which sets forth the terms and conditions pursuant to which Biomat USA, Inc. will supply us with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. will also provide plasmapheresis services on donors referred by us, including collecting, testing and delivering the plasma to us. The plasma products provided by Biomat USA, Inc. to us under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

We are also party to an agreement with Instituto Grifols, S.A. (a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which we then distribute to various biotech companies. Under this agreement, Instituto Grifols, S.A. also supplies us with Human Albumin for use in diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with an agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers, we also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with the significant customer’s contract.

Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of our common stock. On September 25, 2001, Probitas Pharma S.A. acquired Biomat USA, Inc. We purchased from Biomat USA, Inc. during the three month periods ended March 31, 2003 and 2002, human blood plasma and services totaling $84,419 and $14,400, respectively. We purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $2,466,384 and $2,252,866 during the three month periods ended March 31, 2003 and 2002, respectively. During the six month periods ended March 31, 2003 and 2002, we purchased from Biomat USA, Inc. human blood plasma and services totaling $1,022,102 and $33,923, respectively. We purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $4,143,868 and $4,041,466 during the six month periods ended March 31, 2003 and 2002, respectively. On March 31, 2003 we had $104,500 in accounts payable to Biomat USA, Inc. and $2,437,321 in accounts payable to other subsidiaries of Probitas Pharma S.A. On September 30, 2002 we had $21,104 in accounts payable to Biomat USA, Inc. and $722,954 in accounts payable to other subsidiaries of Probitas Pharma S.A. These amounts are classified with accounts payable to related parties in the accompanying balance sheets.

Mr. Barry D. Plost is currently Chairman of our Board of Directors. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently our Secretary as well as a member of our Board of Directors. Mr. Burdick is also the Executive Vice President, Secretary and Chief Financial Officer of Biomat USA, Inc.

Mr. Samuel Anderson, a current Board Member, became a consultant to the Company effective April 15, 2002. We will pay Mr. Anderson a minimum annual consulting fee of $70,000.

During the quarter ended December 31, 2002, we took delivery of a computer hardware and software system from a wholly owned subsidiary of a company for which one of the Company’s directors, Dr. Bernard L. Kasten, serves as an officer. The system was purchased in an arms length transaction and is to be used as the data depository for our new BioBank product offering. On March 31, 2003, we had $175,061 in accounts payable to this subsidiary. This amount is classified within accounts payable to related parties in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

Sales

Sales decreased by 16%, or $1,195,000, to $6,089,000 for the three month period ended March 31, 2003 compared to the same period in 2002. This decrease is comprised of a volume decrease in Therapeutic product sales of $1,587,000 partially offset by a volume increase in Diagnostic product sales of $392,000. The decrease in Therapeutic product sales was the result of an abnormally large shipment to our largest customer during the same period last year as a result of its factory having just received FDA approval and its motivation to reduce its product backlog. During the three months ended March 31, 2003, this customer notified us that it would no longer require our Therapeutic product after August 2003. The increase in Diagnostic product sales was the result of increased cell culture product line sales as a result of our increased focus on this area.

Gross Profit

Gross profit decreased by $339,000 or 16% for the three month period ended March 31, 2003 to $1,822,000 compared to the same period in 2002 mainly due to the decrease in sales as referenced above. Total gross profit percentage remained consistent in the three month period ended March 31, 2003 when compared to the same period in 2002; however, Diagnostic product gross profit percentage increased over the corresponding prior year three month period as a result of eliminating the high concentration of low margin plasma sales to a large customer in the prior year, while Therapeutic product gross profit percentage decreased as a result of an increase in our cost of human albumin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2003 decreased by $211,000 to $956,000, a decrease of 18% compared to the same period in 2002. This decrease was primarily the result of decreased costs including legal, professional, public relations, and audit, partially offset by increases in salaries and insurance fees.

Other Income

Other income for the three month periods ended March 31, 2003 and 2002 totaled $8,000 and consisted of interest income.

Income Tax Expense (Benefit)

Income tax expense increased by $95,000 for the three month period ended March 31, 2003, compared to the same period in 2002. For the three month period ended March 31, 2003, we accrued tax at a 9.7% rate. This represents an accrual of $85,000 for Federal alternative minimum tax and California state tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. The income tax benefit of $10,000 for the three month period ended March 31, 2002, is the result of a change in Federal tax laws which eliminated the limitation on the use of net operating loss carryforwards to offset the Federal alternative minimum taxable income in 2002. At March 31, 2003, we had Federal net operating loss carryforwards of approximately $2,100,000 and California state net operating loss carryforwards of approximately $3,600,000.

Net Income

As a result of the above, net income for the three month period ended March 31, 2003 was $789,000 compared to $1,012,000 for the same prior year period.

Six Months Ended March 31, 2003 compared to Six Months Ended March 31, 2002

Sales

Sales decreased by 13%, or $1,828,000, to $11,883,000 for the six month period ended March 31, 2003 compared to the same period in 2002. This decrease is comprised of a volume decrease in Therapeutics product sales of $951,000 and a decrease in Diagnostic product sales of $878,000. The decrease in Therapeutic sales was the result of an abnormally large shipment to our largest customer last year as a result of its factory having just received FDA approval and its motivation to reduce its product backlog. During the six month period ended March 31, 2003, this customer notified us that it would no longer require our Therapeutic product after August 2003. Therapeutic product sales to new and existing customers in the current period partially offset the impact of the aforementioned sale in the prior period. The decrease in Diagnostic product sales was the result of a decrease in plasma sales to our Korean customer between periods, partially offset by an increase in cell culture product sales to existing customers.

Gross Profit

Gross profit decreased by $552,000 or 13% for the six month period ended March 31, 2003 to $3,541,000 compared to the same period in 2002 mainly due to the decrease in sales as referenced above. Total gross profit percentage remained consistent in the period when compared to the same period in 2002; however, Diagnostic product gross profit percentage increased over the corresponding prior year period as a result of eliminating the high concentration of low margin plasma sales to a large customer in the prior year, while Therapeutic product gross profit percentage decreased slightly as a result of an increase in our cost of human albumin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended March 31, 2003 decreased by $362,000 to $1,888,000, a decrease of 16% compared to the same period in 2002. This decrease was primarily the result of decreased costs including legal, professional, public relations, and audit partially offset by increases in salaries and insurance fees.

Other Income

Other income for the six month periods ended March 31, 2003 and 2002 totaled $22,000 and $8,000, respectively and consisted of interest income.

Income Tax Expense

Income tax expense increased by $151,000 for the six month period ended March 31, 2003, compared to the same period in 2002. For the six month period ended March 31, 2003, we accrued tax at a 9.8% rate. This represents an accrual of $164,000 for Federal alternative minimum tax and California state tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. The income tax expense of $13,000 for the six month period ended March 31, 2002 represented an accrual for Federal and California state alternative minimum tax. At March 31, 2003, we had Federal net operating loss carryforwards of approximately $2,100,000 and California state net operating loss carryforwards of approximately $3,600,000.

Net Income

As a result of the above, net income for the six month period ended March 31, 2003 was $1,512,000 compared to $1,838,000 for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our current assets exceeded current liabilities by $14,284,000 compared to $12,906,000 as of September 30, 2002, which translates into a current ratio as of March 31, 2003 of 3.71 to 1 compared to 5.76 to 1 as of September 30, 2002. Total liabilities as of March 31, 2003 were $5,275,000 compared to $2,713,000 as of September 30, 2002. The total debt to equity ratio as of March 31, 2003 was 0.28 compared to 0.16 as of September 30, 2002.

Net cash used in operating activities during the six month period ended March 31, 2003 was $44,000 compared to net cash provided by operating activities of $540,000 during the same prior year period. The current year period results were due primarily to increases in accounts receivable and inventory combined with a decrease in accrued expenses, partially offset by an increase in total accounts payable resulting from the timing of payments for inventory. The $990,000 increase in inventory is primarily the result of increased purchases to support our new product and processes as we expand our cell culture product offerings, and purchases of plasma and serum to support our diagnostic product sales.

Cash flows used in investing activities for the six months ended March 31, 2003 was $80,000 compared to $159,000 for the comparable prior year period. The increased spending in property and equipment was primarily due to capital expenditures for a new computer and software system to serve as our data depository for our new BioBank product offering. The Company also has a noncash transaction relating to the above mentioned computer and software system which is recorded in accounts payable to related parties of $175,000. This transaction will be recorded in cash flows from investing activities, when the payment is made.

Cash flows provided from financing activities was $53,700 during the six months ended March 31, 2003 from the exercise of options and warrants.

In addition, we continue to be debt free and expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow to be adequate for the foreseeable future to cover operations as well as our noncancelable leases and purchase commitments as described in notes to the financial statements number 3 and 5 included in the audited financial statements for the fiscal year ended September 30, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, unless we initiate a material expansion or significant acquisition.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding returns, the collectibility of accounts receivable, the net realizable value of our inventory, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

Revenue Recognition.     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1. pervasive evidence that an arrangement exists; 2. delivery has occurred; 3. the selling price is fixed and determinable; and 4. collectibility is reasonably assured. We record any material up-front payments as deferred revenue in accrued expenses on the balance sheet and recognize revenue upon shipment of the product to the customer and when the four criteria noted above are met.

Returns.      We will accept return of goods, if prior to returning goods, the purchaser contacts us and requests a Return Authorization Number, clearly stating the reason for the return. Request for replacements or credit must be received within 10 days after shipment. We are not liable for products that become unusable due to improper storage, improper treatment, or expiration. When applicable, returns are subject to a 15% handling and restocking charge. Therapeutic products will only be accepted with a Return Authorization Number and a letter stating adherence to Prescription Drug Marketing Act Storage Compliance. Items that are nonreturnable include frozen items, custom orders, products that have been altered in any manner from their original state or not in their original containers, and therapeutic items for use by diagnostic customers. Returns are estimated and accrued at the time information is available.

Accounts receivable.     We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current buying habits. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We currently plan to continue to apply the intrinsic-value based method to account for stock options and complied with the interim disclosure requirements beginning with our quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grand-fathered for the purposes of recognition and would only need to be disclosed. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

During the six month period ended March 31, 2003 we adopted SFAS No. 145, “ Rescission of FASB Statements No. 4, 44 and 46, Amendment of FASB Statement No. 13, and Technical Corrections” and SFAS No. 146, “ Accounting for Costs Associated with Exit or Disposal Activities.” Implementation did not have a material effect on our financial position or results of operations.

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

We Make a Large Percentage of our Sales to a Limited Number of Customers

We typically sell 25% to 50% of our annual net sales to a limited number of customers. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our products, our business and results of operations would be materially adversely affected. During the three month period ended March 31, 2003, approximately 38% of net sales were to two customers. During the three month period ended March 31, 2003 our largest customer, representing approximately 25% of sales for the period, notified us that it would no longer require the use of our therapeutic product after August 2003. During the three month period ended March 31, 2002, approximately 64% of net sales were to two customers. During the six month period ended March 31, 2003, approximately 39% of net sales were to two customers. During the six month period ended March 31, 2002, approximately 60% of net sales were to two customers.

An Interruption in the Supply of Diagnostics and Therapeutic Products That We Purchase From Third Parties and Related Parties Could Cause a Decline in Our Sales

We purchase diagnostics products that are used in the manufacture and testing of our plasma products from third parties and related parties, such as Instituto Grifols, S.A. and other companies. Any significant interruption in the supply of these diagnostic products could cause a decline in our plasma product sales, unless and until we are able to replace them.

We obtain a substantial portion of our therapeutic revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols under this agreement. Although we have entered into an amended agreement with Instituto Grifols extending the term until March 31, 2006, there can be no guarantees that Instituto Grifols will be able to supply us with our needs or that the demand for Human Serum Albumin will continue throughout the contract period or that the amended agreement will not be terminated prior to March 31, 2006. The loss of our agreement with Instituto Grifols or a significant increase in our purchase price would have a material adverse effect on our sales and profitability.

We also depend on third parties and related parties, such as Instituto Grifols, S.A. to provide their products on a timely and cost-effective basis and to deliver high quality products and respond to emerging industry standards and other technological changes. The failure of these parties to meet these criteria could harm our business.

Having Limited Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

We have limited operating history as an independent company. Our business had relied on our former parent, Biomat USA, Inc. for various financial, managerial and administrative services and has been able to benefit from the earnings, financial resources, assets and cash flows of Biomat USA, Inc.’s other operations. As a result of the spin-off, Biomat USA, Inc. is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents that we entered into with Biomat USA, Inc. in connection with the spin-off.

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

We May Not be able to Successfully Implement Our Growth Strategy

Our growth strategy may include acquisitions and expansion into new markets. However, our ability to successfully implement this strategy depends on a number of factors, including our access to capital, our ability to obtain applicable governmental approvals and our ability to integrate acquired businesses into our existing operations. Any problems with manufacturing or licensing of our Oceanside facility could severely curtail our sales to biologics companies. We cannot assure you that we will be successful in expanding our operations or entering new markets, including BioBank and our future cell culture media products..

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

Interest Rate and Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2003 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which are invested in US Government Treasury Bills. We do not use derivative financial instruments in our investment portfolio.

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

On February 26, 2003, the Company held its annual meeting of shareholders.

The shareholders of the Company re-elected all of the Company’s directors to serve until the next annual meeting. Voting results for the directors were as follows:

Director	Number of Shares Voted For	Number of Shares Withheld
Samuel D. Anderson	6,110,875	112,981
Jerry L. Burdick	6,110,875	112,981
Robert J. Cresci	6,148,676	75,180
Michael F. Crowley, Jr.	6,110,875	112,981
Ezzat Jallad	6,110,875	112,981
Bernard Kasten	6,110,875	112,981
Barry D. Plost	6,088,875	134,981
Nelson Teng	6,148,676	75,180

The shareholders approved the amendment to the Company’s 2001 Stock Incentive Plan to increase the number of shares available for award grants under the Plan and to increase certain other award limits under the Plan. The number of shares voted in favor of the amendment totaled 3,994,646 shares, with 1,669,868 broker non-votes, 2,400 abstentions and 556,942 shares voted against the amendment.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2003.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2003.

(b)	Reports on Form 8-K

On March 11, 2003, the Registrant filed a current report on Form 8-K reporting that Wyeth Pharmaceuticals, Inc. (“Wyeth”) had notified the Registrant that it no longer intended to purchase human serum albumin under the Supply Agreement, dated September 27, 2002, by and among Wyeth, Instituto Grifols, S.A. and the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.

(Registrant)

Dated: May 13, 2003	By:	/s/ MICHAEL F. CROWLEY, JR.

Michael F. Crowley, Jr., Chief Executive Officer

	By:	/s/ DENNIS M. MULROY

Dennis M. Mulroy, Chief Financial Officer

CERTIFICATION

I, Michael F. Crowley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SeraCare Life Sciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within our entity, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ MICHAEL F. CROWLEY, JR.

Michael F. Crowley, Jr. Chief Executive Officer

CERTIFICATION

I, Dennis M. Mulroy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SeraCare Life Sciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within our entity, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ DENNIS M. MULROY

Dennis M. Mulroy Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2003.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2003.

1