Form 10-Q
period 2003-06-30
SERACARE LIFE SCIENCES INC
filed 2003-08-08
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☐    No ☒

As of July 31, 2003, 7,708,270 shares of the Registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,411,349	$4,817,755
Accounts receivable, less allowance for doubtful accounts of $232,689 and $236,117, respectively	7,163,707	2,167,480
Inventory	9,376,128	8,314,341
Prepaid expenses and other current assets	264,804	319,889

Total current assets	20,215,988	15,619,465
Property and Equipment, net	1,140,626	856,261
Goodwill	3,514,233	3,514,233

Total Assets	$24,870,847	$19,989,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,886,974	$1,213,679
Accounts payable to related parties (Note 7)	3,069,988	744,058
Accrued expenses	461,238	755,384

Total current liabilities	5,418,200	2,713,121

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,539,795 and 7,374,078 shares issued and outstanding as of June 30, 2003 and September 30, 2002, respectively	1,204,408	1,168,406
Additional paid-in capital	13,571,001	13,571,001
Retained earnings	4,677,238	2,537,431

Total stockholders’ equity	19,452,647	17,276,838

Total Liabilities and Stockholders’ Equity	$24,870,847	$19,989,959

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$6,414,701	$6,108,423	$18,297,935	$19,819,994
Cost of sales	4,558,141	4,295,587	12,899,909	13,914,146

Gross profit	1,856,560	1,812,836	5,398,026	5,905,848
Selling, general and administrative expenses	1,166,877	1,020,617	3,055,069	3,270,241

Income from operations	689,683	792,219	2,342,957	2,635,607
Other income	6,843	149,318	29,334	157,322

Income before income tax expense	696,526	941,537	2,372,291	2,792,929
Income tax expense (Note 4)	68,259	6,550	232,484	19,550

Net income	$628,267	$934,987	$2,139,807	$2,773,379

Earnings per common share (Note 3):
Basic	$0.08	$0.13	$0.29	$0.38

Diluted	$0.08	$0.11	$0.26	$0.33

Weighted average shares (Note 3):
Basic	7,533,856	7,374,078	7,452,114	7,374,078

Diluted	8,161,421	8,411,579	8,274,122	8,295,075

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.

Statements of Cash Flow

(unaudited)

	For the Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,139,807	$2,773,379
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	102,607	43,827
Compensation expense	—	73,730
Changes in operating assets and liabilities:
Accounts receivable, net	(4,996,227)	(846,624)
Inventory	(1,061,787)	(726,785)
Prepaid expenses and other current assets	55,085	123,464
Accounts payable	673,295	(319,891)
Accounts payable to related parties	2,148,248	878,602
Accrued expenses	(294,146)	963,247

Net cash (used) provided by operating activities	(1,233,118)	2,962,949

Cash flows from investing activities—purchases of property and equipment	(209,290)	(283,852)

Cash flows from financing activities—Proceeds from common stock issuances related to stock option exercises	36,002	—

Net (decrease) increase in cash and cash equivalents	(1,406,406)	2,679,097
Cash and cash equivalents, beginning of period	4,817,755	2,205,906

Cash and cash equivalents, end of period	$3,411,349	$4,885,003

Supplemental disclosure of noncash investing and financing activities—property and equipment purchases in accounts payable to related parties	$177,682	$—

See accompanying notes to financial statements.

SeraCare Life Sciences, Inc.

Notes to Financial Statements

(Unaudited)

1.    Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. The information as of June 30, 2003 and for the three and nine month periods ended June 30, 2003 and 2002 is unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of June 30, 2003 and the results of its operations for the three and nine month periods ended June 30, 2003 and 2002, and cash flows for the nine month periods ended June 30, 2003 and 2002. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2.    Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has only adopted the disclosure provision of SFAS No. 148.

At June 30, 2003, the Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee and director compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$628,267	$934,987	$2,139,807	$2,773,379
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(9,513)	(4,538)	(182,480)	(13,614)

Pro forma net income	$618,754	$930,449	$1,957,327	$2,759,765

Earnings per share:
Basic-as reported	$0.08	$0.13	$0.29	$0.38

Basic-pro forma	$0.08	$0.13	$0.26	$0.37

Diluted-as reported	$0.08	$0.11	$0.26	$0.33

Diluted-pro forma	$0.08	$0.11	$0.24	$0.33

3.    Earnings Per Share

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

	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2003
Basic earnings per share:
Net income	$628,267	7,533,856	$0.08

Diluted earnings per share:
Diluted stock options and warrants		627,565

Net income plus assumed conversions	$628,267	8,161,421	$0.08

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		697,200

Three Months Ended June 30, 2002
Basic earnings per share:
Net income	$934,987	7,374,078	$0.13

Diluted earnings per share:
Diluted stock options and warrants		1,037,501

Net income plus assumed conversions	$934,987	8,411,579	$0.11

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		—
Nine Months Ended June 30, 2003
Basic earnings per share:
Net income	$2,139,807	7,452,114	$0.29

Diluted earnings per share:
Diluted stock options and warrants		822,008

Net income plus assumed conversions	$2,139,807	8,274,122	$0.26

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		617,701

Nine Months Ended June 30, 2002
Basic earnings per share:
Net income	$2,773,379	7,374,078	$0.38

Diluted earnings per share:
Diluted stock options and warrants		920,997

Net income plus assumed conversions	$2,773,379	8,295,075	$0.33

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		523,280

4.    Income Taxes

The realization of deferred tax assets is dependent upon our ability to generate taxable income in future years. As realization cannot be reasonably assured using the more likely or not criteria set forth in FAS 109, management has recorded a valuation allowance for the total balance as of June 30, 2003 and September 30, 2002. For the three month and nine month periods ended June 30, 2003, we accrued income tax at a rate of approximately 10%. This represents a year-to-date expense of $232,484 for Federal alternative minimum tax and California state income tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. An income tax benefit partially offset the Federal alternative minimum tax and California State income tax for the nine month period ended June 30, 2002 to recognize the impact of the change in the federal tax laws which were effective March 31, 2002 and reversed the federal alternative minimum tax expense for the three month period ended December 31, 2001 during the nine month period ended June 30, 2002. The income tax expense of $19,550 for the nine month period ended June 30, 2002, represents California state income tax due. At September 30, 2002, we had Federal and California state net operating loss carryforwards of approximately $4,111,000 and $3,600,000, respectively.

5.    Commitments and Contingencies

There are no material pending legal proceedings to which we are a party, other than routine litigation occurring in the normal course of our operations.

6.    Segment Information and Significant Customers

The Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three and nine month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Therapeutic Products	$3,080,375	$2,619,428	$9,492,802	$9,982,659
Diagnostic Products	3,334,326	3,488,995	8,805,132	9,837,335

Total	$6,414,701	$6,108,423	$18,297,935	$19,819,994

Income (loss) from operations:
Therapeutic Products	$406,579	$514,863	$1,513,780	$2,210,458
Diagnostic Products	484,077	399,762	1,224,727	1,155,336
Corporate and Other	(200,973)	(122,406)	(395,550)	(730,187)

Total	$689,683	$792,219	$2,342,957	$2,635,607

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three and nine month periods ended June 30, 2003 and 2002.

During the nine months ended June 30, 2003, our largest customer notified us that it would no longer require the use of our therapeutic product after August 2003. During the three month period ended June 30, 2003, approximately 35% of net sales were to two customers, one of which is the largest customer described in the preceding sentence. One of these customers represented 42% and the other represented 10% of net accounts receivable at June 30, 2003. During the three month period ended June 30, 2002 approximately 48% of net sales were to two customers. During the nine month period ended June 30, 2003, approximately 38% of net sales were to two customers, one of which is the largest customer described above. During the nine month period ended June 30, 2002 approximately 48% of net sales were to two customers. At September 30, 2002, one customer represented 28% of net accounts receivable.

7.    Related Party Relationships and Transactions

We are a party to an agreement with Biomat USA, Inc. (our former parent and a subsidiary of Probitas Pharma S.A.) which sets forth the terms and conditions pursuant to which Biomat USA, Inc. will supply us with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. also provides plasmapheresis services on donors referred by us, including collecting, testing and delivering the plasma to us. The plasma products provided by Biomat USA, Inc. to us under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

We are also a party to an agreement with Instituto Grifols, S.A. (also a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which we then distribute to various biotech companies. Under this agreement, Instituto Grifols, S.A. also supplies us with Human Serum Albumin for use in diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with an agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers, we also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with the significant customer’s contract.

Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of our common stock.

We purchased from Biomat USA, Inc. during the three month periods ended June 30, 2003 and 2002, human blood plasma and services totaling $755,134 and $181,820, respectively. We purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $1,440,352 and $2,205,192, during the three month periods ended June 30, 2003 and 2002, respectively. During the nine month periods ended June 30, 2003 and 2002, we purchased from Biomat USA, Inc. human blood plasma and services totaling $1,777,236 and $215,743, respectively. We purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $5,584,220 and $6,246,658 during the nine month periods ended June 30, 2003 and 2002, respectively. On June 30, 2003, we had $716,285 in accounts payable to Biomat USA, Inc. and $2,176,022 in accounts payable to other subsidiaries of Probitas Pharma S.A. On September 30, 2002 we had $21,104 in accounts payable to Biomat USA, Inc. and $722,954 in accounts payable to other subsidiaries of Probitas Pharma S.A. These amounts are classified with accounts payable to related parties in the accompanying balance sheets.

Mr. Barry D. Plost is currently Chairman of our Board of Directors. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently our Secretary as well as a member of our Board of Directors. Mr. Burdick is also the Executive Vice President, Secretary and Chief Financial Officer of Biomat USA, Inc.

Mr. Samuel Anderson, a current Board Member, became a consultant to the Company effective April 15, 2002. We pay Mr. Anderson a minimum annual consulting fee of $70,000.

During the quarter ended December 31, 2002, we took delivery of a computer hardware and software system from a wholly owned subsidiary of a company for which one of the Company’s directors, Dr. Bernard L. Kasten, serves as an officer. The system was purchased in an arms length transaction and is to be used as the data depository for our new BioBank product offering. On June 30, 2003, we had $177,681 in accounts payable related to the computer hardware and software system. This amount is classified within accounts payable to related parties in the accompanying balance sheet.

8.    Subsequent Event

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. (“BMR”). BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls. BMR had historic annual sales in excess of $3 million.

The purchase price paid by the Company for BMR was $3,950,000, which consisted of $3,550,000 in cash and 67,002 shares of the Company’s common stock having an aggregate value of $400,000. In addition, as partial consideration, the Company has agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006, earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business following the closing of the acquisition

The cash portion of the purchase price, excluding the earn-out payments, was paid by the Company at the closing of the acquisition on July 16, 2003. To fund the cash portion of the purchase price, the Company borrowed $2,500,000 from Mr. Plost, which loan is secured by all of the Company’s assets. The remainder of the cash portion of the purchase price was paid by the Company out of its cash reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements. All statements regarding SeraCare Life Sciences, Inc.’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to be correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors.”

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Sales

Sales increased by 5% or $306,000, to $6,415,000 for the three month period ended June 30, 2003 compared to the same period in 2002. Therapeutic product sales increased $461,000. This increase was partially offset by a decrease in Diagnostic product sales of $155,000.

Gross Profit

Gross profit increased by $44,000 or 2% for the three month period ended June 30, 2003 to $1,857,000 compared to $1,813,000 for the three month period ended June 30, 2002. Total gross profit percentage remained consistent in the three month period ended June 30, 2003 when compared to the same period in 2002; however, Diagnostic product gross profit percentage increased in the three month period ended June 30, 2003 when compared to the same period in 2002 as a result of low margin plasma sales to a large customer in 2002, while Therapeutic product gross profit percentage decreased for the same periods as a result of an increase in our cost of human albumin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2003 increased by $146,000 to $1,167,000, an increase of 14% compared to the same period in 2002. This increase was primarily the result of increased salaries and commissions, travel and advertising costs, including costs for the BioBank product launch, partially offset by decreases in legal and professional fees.

Other Income

Other income for the three month period ended June 30, 2003 decreased by $142,000 to $7,000, a decrease of 95% compared to the same period in 2002. The $7,000 for the three months ended June 30, 2003 consisted of interest income. The $149,000 for the three months ended June 30, 2002 consisted of $137,000 from a one time legal settlement and $12,000 of interest income.

Income Tax Expense

Income tax expense increased by $62,000 for the three month period ended June 30, 2003, compared to the same period in 2002. For the three month period ended June 30, 2003, we accrued tax at a 9.8% rate. This represents an accrual of $68,000 for Federal alternative minimum tax and California state tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. The income tax expense of $7,000 for the three month period ended June 30, 2002, represented an accrual for California state tax. At September 30, 2002, we had Federal and California state net operating loss carryforwards of approximately $4,111,000 and $3,600,000, respectively.

Net Income

As a result of the above, net income for the three month period ended June 30, 2003 was $628,000 compared to $935,000 for the same prior year period. The non-recurring legal settlement of $137,000 for the three months ended June 30, 2002, the increase in selling, general and administrative cost of $146,000 and the $61,000 increase in income taxes for the three months ended June 30, 2003 were the primary causes of the $307,000 decrease in the net income.

Nine Months Ended June 30, 2003 compared to Nine Months Ended June 30, 2002

Sales

Sales decreased by 8%, or $1,522,000, to $18,298,000 for the nine month period ended June 30, 2003 compared to the same period in 2002. This decrease is comprised of a volume decreases in both Therapeutics product sales of $490,000 and Diagnostic product sales of $1,032,000.

The decrease in Therapeutic sales was the result of an abnormally large shipment to our largest customer last year. During the nine month period ended June 30, 2003, this customer notified us that it would no longer require our Therapeutic product after August 2003. Therapeutic product sales to new and existing customers in the current period partially offset the impact of the aforementioned sale in the prior period. The decrease in Diagnostic product sales for the nine months ended June 30, 2003 was the result of a decrease in plasma sales to our Korean customer as compared to the nine months ended June 30, 2002.

Gross Profit

Gross profit decreased by $508,000 or 9% for the nine month period ended June 30, 2003 to $5,398,000 compared to the same period in 2002 mainly due to the decrease in sales as referenced above. Total gross profit percentage remained consistent in the period when compared to the same period in 2002; however, Diagnostic product gross profit percentage increased over the corresponding prior year period as a result of eliminating the high concentration of low margin plasma sales to a large customer in the prior year, while Therapeutic product gross profit percentage decreased slightly as a result of an increase in our cost of human albumin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended June 30, 2003 decreased by $215,000 to $3,055,000, a decrease of 7% compared to the same period in 2002. This decrease was primarily the result of decreased legal and professional fees partially offset by increased selling salaries and commissions and travel and advertising costs, including costs for the BioBank product launch.

Other Income

Other income for the nine month period ended June 30, 2003 decreased by $128,000 to $29,000, a decrease of 81% compared to the same period in 2002. The $29,000 for the nine months ended June 30, 2003 consisted of interest income. The $157,000 for the nine months ended June 30, 2002 consisted of $137,000 from a one time legal settlement and $20,000 of interest income.

Income Tax Expense

Income tax expense increased by $213,000 for the nine month period ended June 30, 2003, compared to the same period in 2002. For the nine month period ended June 30, 2003, we accrued tax at a 9.8% rate. This represents an accrual of $232,000 for Federal alternative minimum tax and California state tax due to a two year state imposed moratorium on the use of a California net operating loss carryforward. The income tax expense of $20,000 for the nine month period ended June 30, 2002 represented an accrual for California state tax. At September 30, 2002, we had Federal and California state net operating loss carryforwards of approximately $4,111,000 and $3,600,000, respectively

Net Income

As a result of the above, net income for the nine month period ended June 30, 2003 was $2,140,000 compared to $2,773,000 for the same prior year period. The $508,000 decrease in gross profit for the nine months ended June 30, 2003, the non-recurring legal settlement of $137,000 for the nine months ended June 30, 2002, the $212,000 increase in income taxes offset by the decrease in selling, general and administrative expenses of $215,000 for the nine months ended June 30, 2003 were the primary causes of the $633,000 decrease in the net income.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our current assets exceeded current liabilities by $14,798,000 compared to $12,906,000 as of September 30, 2002, which translates into a current ratio as of June 30, 2003 of 3.73 to 1 compared to 5.76 to 1 as of September 30, 2002. Total liabilities as of June 30, 2003 were $5,418,000 compared to $2,713,000 as of September 30, 2002. The total debt to equity ratio as of June 3, 2003 was 0.28 compared to 0.16 as of September 30, 2002.

Net cash used in operating activities during the nine month period ended June 30, 2003 was $1,233,000 compared to net cash provided by operating activities of $2,963,000 during the same prior year period. The current year period results were due primarily to increases in accounts receivable and inventory combined with a decrease in accrued expenses, partially offset by an increase in total accounts payable resulting from the timing of payments for inventory. Accounts receivable increased by $4,996,000 for the nine months ended June 30, 2003. Two significant customers accounted for $3,806,000 or 53% of the accounts receivable balance at June 30, 2003. The $1,062,000 increase in inventory from September 30, 2002 to June 30, 2003 was primarily purchases to support our expected diagnostic product sales. The Korean blood market was weaker than expected during the last nine months and diagnostic sales to a key Korean customer were off $2 million compared to the same period in 2002. Diagnostic sales to other customers increased for the nine months ended June 30, 2003.

Cash flows used in investing activities for the nine months ended June 30, 2003 was $209,000 compared to $284,000 for the comparable prior year period. The Company had a noncash transaction of $178,000 relating to a computer and software system which is recorded in accounts payable to related parties.

Cash flows provided from financing activities were $36,000 during the nine months ended June 30, 2003 from the exercise of options and warrants.

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. (“BMR”). BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls. BMR had historic annual sales in excess of $3 million.

The purchase price paid by the Company for BMR was $3,950,000, which consisted of $3,550,000 in cash and 67,002 shares of the Company’s common stock having an aggregate value of $400,000 (as determined pursuant to a formula set forth in the Purchase Agreement). In addition, as partial consideration the Company has agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006, earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business following the closing of the acquisition.

The cash portion of the purchase price, excluding the earn-out payments, was paid by the Company at the closing of the acquisition on July 16, 2003. To fund the cash portion of the purchase price, the Company borrowed $2,500,000 from Barry D. Plost, Chairman of the Board of the Company. The loan is secured by all of the Company’s assets. The remainder of the cash portion of the purchase price was paid with the Company’s cash reserves. The loan from Mr. Plost has a maturity date of October 14, 2003, subject to a ninety-day extension, exercisable at the Company’s discretion. The Company is in negotiations with third party banks and financial institutions to enter into a line of credit to repay this loan as well as to provide additional borrowing capacity. There can be no assurances that the Company will be successful in negotiating and entering into a line of credit on terms favorable to the Company or at all.

We expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow to be adequate for the foreseeable future to cover operations as well as our noncancelable leases and purchase commitments as described in notes to the financial statements number 3 and 5 included in the audited financial statements for the fiscal year ended September 30, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, unless we initiate a material expansion or make additional acquisitions.

In June 2003, our board of directors approved a stock repurchase program authorizing the repurchase of up to $2.0 million of our common stock. As of June 30, 2003, we had repurchased a total of 4,780 shares of our common stock under the program at an average price of $4.47 per share.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding revenue recognition, returns, the collectibility of accounts receivable, the net realizable value of our inventory, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

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

Returns.    We will accept return of goods, if prior to returning goods, the purchaser contacts us and requests a Return Authorization Number, clearly stating the reason for the return. Request for replacements or credit must be received within 10 days after shipment. We are not liable for products that become unusable due to improper storage, improper treatment, or expiration. Certain returns are subject to a 15% handling and restocking charge. Therapeutic products will only be accepted with a Return Authorization Number and a letter stating adherence to Prescription Drug Marketing Act Storage Compliance. Items that are nonreturnable include frozen items, custom orders, products that have been altered in any manner from their original state or not in their original containers, and therapeutic items for use by diagnostic customers. Returns are estimated and accrued at the time information is available.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We currently plan to continue to apply the intrinsic-value based method to account for stock options and have complied with the interim disclosure requirements beginning with our quarter ended March 31, 2003.

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

During the nine month period ended June 30, 2003 we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 46, Amendment of FASB Statement No. 13, and Technical Corrections” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Implementation did not have a material effect on our financial position or results of operations.

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

Our ability to raise additional capital or borrow funds will depend on a variety of factors, some of which may not be within our control, including investor perceptions of us, our business and the industries in which we operate, and general economic and market conditions. We cannot assure you that we will be able to enter into a credit facility or obtain additional capital on acceptable terms, or at all. If we borrow money, we may become subject to restrictive covenants. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. If we raise money through the issuance of equity securities, shareholders stock ownership will be diluted. An inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

We Make a Large Percentage of our Sales to a Limited Number of Customers

We typically sell 25% to 50% of our annual net sales to a limited number of customers. If we were to lose any one of these customers, or if any major customer were to materially reduce its purchases of our products, our business and results of operations would be materially adversely affected. During the nine month period ended June 30, 2003 our largest customer, representing approximately 25% of sales for the period, notified us that it would no longer require the use of our therapeutic product after August 2003. During the three month period ended June 30, 2003 approximately 35% of net sales were to two customers. During the three month period ended June 30, 2002, approximately 48% of net sales were to two customers. During the nine month period ended June 30, 2003, approximately 38% of net sales were to two customers. During the nine month period ended June 30, 2002, approximately 48% of net sales were to two customers.

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

We obtain a substantial portion of our therapeutic revenue and operating margin from sales of products incorporating the Human Albumin supplied to us by Instituto Grifols, S.A. under this agreement. Although we have entered into an amended agreement with Instituto Grifols, S.A. extending the term until March 31, 2006, there can be no guarantees that Instituto Grifols, S.A. will be able to supply us with our needs or that the demand for Human Serum Albumin will continue throughout the contract period or that the amended agreement will not be terminated prior to March 31, 2006. The loss of our agreement with Instituto Grifols, S.A. or a significant increase in our purchase price would have a material adverse effect on our sales and profitability. In January 2003, Grifoles, S.A. increased the cost of Human Albumin to the Company for certain customers which reduced gross margins for these sales by 15%.

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

Having Limited Operating History as an Independent Company Makes it Difficult to Predict Our Profitability as a Stand-Alone Company

We have limited operating history as an independent company. Our business had relied on our former parent, Biomat USA, Inc. for various financial, managerial and administrative services and had been able to benefit from the earnings, financial resources, assets and cash flows of Biomat USA, Inc.’s other operations. As a result of the spin-off, Biomat USA, Inc. is now only obligated to provide us with the assistance and services set forth in the Master Separation and Distribution Agreement and related documents that we entered into with Biomat USA, Inc. in connection with the spin-off.

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

We May Not be able to Successfully Implement Our Growth Strategy

Our growth strategy may include acquisitions and expansion into new markets. However, our ability to successfully implement this strategy depends on a number of factors, including our access to capital, our ability to obtain applicable governmental approvals and our ability to integrate acquired businesses into our existing operations. Any problems with manufacturing or licensing of our Oceanside facility could severely curtail our sales to biologics companies. We cannot assure you that we will be successful in expanding our operations or entering new markets, including BioBank and our future cell culture media products.

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. (“BMR”). BMR is a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls. BMR had historic annual sales in excess of $3 million. Although we expect this acquisition to increase our Diagnostic sales and related gross profit percent while decreasing our inventory, there can be no assurances that we will be able to successfully integrate this acquisition into our operations or that this acquisition will positively affect our operating results and financial condition.

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

Interest Rate and Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2003 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which are invested in US Government Treasury Bills. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits

10.1.3	Second Amendment to Employment Agreement between SeraCare Life Sciences, Inc. and Michael F. Crowley II dated June 4, 2003.

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart

(b)	Reports on Form 8-K

The Company filed or furnished the following reports with the SEC on the following dates

1.	Form 8-K, filed on June 6, 2003, covering a press release announcing the approval by the Company’s board of directors of a share repurchase program.

2.	Form 8-K, furnished on May 14, 2003, covering a press release announcing the Company’s financial results for the quarterly period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC. (Registrant)

Dated: August 8, 2003	By:	/s/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr., Chief Executive Officer

	By:	/s/ TIM T. HART
Tim T. Hart, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

10.1.3	Second Amendment to Employment Agreement between SeraCare Life Sciences, Inc. and Michael F. Crowley II dated June 4, 2003.

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart.