Form 10-K
period 2003-09-30
SERACARE LIFE SCIENCES INC
filed 2003-12-23
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission file number 0-33045

SERACARE LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

California	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 31, 2003, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $13,944,412 based on the closing sale price of $3.39 per share as reported by the National Association of Securities Dealers. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of December 5, 2003, there were 7,724,492 shares of the registrant’s Common Stock outstanding.

Part III incorporates information by reference from the registrant’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

PART I

ITEM 1.    BUSINESS

CAUTIONARY NOTE AS TO FORWARD LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare Life Sciences” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in Risk Factors. Many of these factors are beyond the Company’s ability to control or predict.

I.    Overview of the Company

We are a manufacturer and marketer of human and animal based diagnostic, therapeutic, and research products based in Oceanside, California, with a satellite office in Hatboro, Pennsylvania, and distributors in Europe and South Korea. We are a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and are listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration. Our primary focus is the development and sale of human and animal blood-based diagnostic, therapeutic, and research products to domestic and international customers. Through our strategic alliances with Biomat USA, Inc. and other suppliers, we have access to a nationwide network of donor centers. This has historically provided the basis for our development of human plasma-based products and services. Through our strategic alliance with Proliant, Inc., we have access to bovine serum albumin, which has provided the basis for our development of bovine serum-based products. We also provide antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits).

We focus on product development, the solidification of customer relationships, and improvement of our operational systems in California and Pennsylvania. We have increased the variety, and improved the quality, of products that we manufacture and sell. Management believes our strategy will aid our long-term success in the highly regulated and competitive industry in which we operate. During the course of our corporate evolution, we have helped many customers develop internal protocols and standards, established quality control benchmarks, and have performed various other value-added services for our customers in order to establish solid relationships. We have made significant progress as a major supplier of protein and media products to several pharmaceutical and biotechnology companies.

A.    Company History

SeraCare Life Sciences was incorporated under the laws of the State of California in 1984 and changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. SeraCare Life Sciences focuses on the development, manufacturing, and marketing of plasma-based diagnostic, therapeutic, and research products. Key to our ongoing business are: (1) the agreement with Instituto Grifols, S.A. under which Instituto Grifols, S.A. supplies us with Human Serum Albumin, which we then distribute to domestic and international biotechnology companies; (2) the strategic alliance with Proliant for the distribution of Bovine Serum Albumin to multinational diagnostic products manufacturers; (3) the establishment of a manufacturing operation in Oceanside for the custom manufacturing of bulk diagnostic products; (4) the acquisition of BioMedical Resources, Inc. to strengthen our Diagnostics product line; and (5) the commercial launch of the SeraCare BioBank™.

On September 24, 2001, in connection with the merger of Biomat USA, Inc. with a subsidiary of Instituto Grifols, S.A, Biomat USA, Inc. spun off our company to Biomat USA Inc.’s then existing stockholders in a distribution. In the spin-off, stockholders of Biomat USA, Inc. received two shares of our common stock for every five shares of Biomat USA, Inc. common stock that they owned as of the close of business on September 24, 2001. A total of 5,633,467 shares of our common stock were issued as part of the spin-off. Warrant and option holders of Biomat USA, Inc. also participated in the distribution. Holders of options or warrants to purchase Biomat USA, Inc. common stock who held their options or warrants on the day prior to the spin-off received options or warrants to purchase two shares of common stock of our company for every five shares of common stock underlying the Biomat USA, Inc. options or warrants held. Options and warrants to purchase an aggregate of 2,233,045 shares of our common stock were issued as part of the spin-off.

On November 6, 2001, we announced a change in our fiscal year from February 28/29 to September 30. Accordingly, on January 2, 2002 we filed a transition report on Form 10-K for the transition period from March 1, 2001 to September 30, 2001.

B.    Recent Events

Acquisition of BioMedical Resources, Inc. On July 16, 2003, we announced the acquisition of BioMedical Resources, Inc., a provider of disease state products used in the development and manufacture of calibrators and controls. The purchase price was approximately $4.0 million, of which $400,000 was in our common stock and the balance in cash.

BioBank Commercial Launch. In the fourth quarter of fiscal 2003 we launched our BioBank product line.

Development of Cell Culture Media. We continued to progress in our initiative to launch a line of serum-free, protein-free, and defined media for hybridoma cells, CHO cells, and stem cells within our Biopharmaceutical segment. We plan to launch in fiscal 2004.

II.    Industry Overview

The life sciences industry includes producers of, among other things, blood products, diagnostics products, and biopharmaceuticals. These sectors of the life science industry are focused on either diagnosing specific patient conditions, including infectious disease and disease state, or in the provision of therapeutic agents for the treatment or prevention of disease conditions, or in the research and development of products for an ultimate therapeutic or diagnostic use. These areas can be further classified into the categories described in “Principal Business Segments,” below.

Our business operates in the industry known as life sciences, and, more specifically, the human and animal components industry. This industry encompasses a number of markets, with products ranging from whole blood, which is used for direct transfusions, to blood components, such as source plasma, specialty and non-specialty antibodies found in source plasma, and other specialty biologic components. Source plasma, the clear liquid portion of blood characterized by non-specific concentrations of antibodies, is used to manufacture many products that treat a variety of medical indications. Antibodies are soluble components contained in plasma that are produced by the immune system to fight specific diseases. Other derivative products of source plasma include albumin, used as a stabilizer, blocker, or excipient for drug delivery, or human gamma globulin for diagnostic control manufacturing.

Product sectors in which we compete include human plasma and serum, specialty and non-specialty antibodies found in source plasma, and other specialty human and animal biologic components.

The products in our industry can be divided into several categories, including biopharmaceutical products (intended for therapeutic manufacturing, cell culture, and life science research), and diagnostic products. Diagnostic products are defined as those products used to diagnose specific patient conditions, including infectious disease and conditions, and include products that are used to screen for a specific disease or patient condition. The diagnostic segment also includes non-human derived blood products for cell culture, research, manufacture, or in vitro diagnostic use. Biopharmaceutical products include therapeutic products that are used for the treatment or prevention of disease conditions, and encompass products consisting of specialty human and recombinant proteins. Additional biopharmaceutical products include cell culture products such as media and the components found therein. Media is used to grow cells to produce substances including but not limited to monoclonal antibodies and recombinant proteins. Biopharmaceutical products used for life science research encompass other biomaterials used in primary research and development (in vitro and in vivo) of tests, therapeutics, or cellular and molecular mechanisms.

A major source of our products is plasma. Plasma is the liquid part of blood and is collected through a procedure similar to giving blood. The clear plasma is mechanically separated from the cellular elements of the blood (such as red and white blood cells and platelets) through centrifugation or membrane filtration at the time the donation is made. These cellular elements are then returned to the donor as part of the same procedure.

The industries in which we operate continue to experience a number of other trends. One such trend is the movement by healthcare companies towards obtaining antibodies and other biologic products and services from a fewer number of suppliers who can supply a wider array of products and services. The resulting enhanced relationships between life science companies and these suppliers have resulted in an increased tendency by some major life science companies to outsource essential complex regulatory, testing and specialized manufacturing activities. In addition, the increased regulatory environment, as well as the increasing preference of customers for value-added services, requires suppliers to have a high level of expertise and capital resources.

III.    Principal Business Segments

A.    Biopharmaceutical Products (“Biopharmaceuctical”)

The activities of the Biopharmaceutical segment primarily include the manufacture and marketing of therapeutic products, cell culture media components, and certain research products and technologies used in life sciences research. These products are marketed toward life science research, pharmaceutical, and biotechnology organizations. This market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institute for Health and other research institutions as well as biotechnology, pharmaceutical, and chemical companies. In periods prior to fiscal 2003, we have referred to this segment as simply “Therapeutic Products;” however, this term no longer encompasses the wide variety of products offered.

These products are marketed to therapeutic drug manufacturers, pharmaceutical companies, and biotechnology companies to be used in the manufacture of drugs.

There are essentially two broad categories of molecules that can be used as drugs (or more broadly as therapeutics). These are small molecule therapeutics and large molecule therapeutics. Small molecule therapeutics are chemical entities that are made through an organic or inorganic process. Chemical or pharmaceutical companies manufacture these drugs and their active ingredients in bulk. Large molecule therapeutics are of more recent origin. These are mostly protein-based therapeutics and their building blocks are amino acids. These large molecules need to be grown in living cells (such as bacteria, yeast or mammalian cells) as they cannot be synthesized chemically. One of the first large molecule drugs to be synthesized outside the body (but in living bacterial cells) was insulin, a protein made of amino acids. Another major category of protein therapeutics is monoclonal antibodies. Significant research is being done to develop antibodies that are specific to disease causing antigens in the body.

The process for the manufacturing of large molecule therapeutics requires a number of components that are essential for the manufacturing process, including:

•	Mammalian Cell Culture: This consists of mammalian cells culled from animals such as hamsters and mice that are fused to form a hybridoma (a cell mass that has the ability to multiply indefinitely). The cell culture is specific to the therapeutic use and secretes a single type of antibody or protein into the medium in which it is grown.

•	Fermentation Tanks: These are large tanks of varying capacity (depending on the production need) within which the cell culture and the nutrients are placed and are encouraged to grow through the maintenance of optimal temperature, pressure and other conditions.

•	Media and Nutrients: This consists of supplements that the cells in the culture use to multiply rapidly. As the cells grow they secrete the antibody into the medium that is then harvested, purified and further processed.

We also offer cell culture products. These products are marketed to pharmaceutical and biotechnology life science companies. They are used primarily in mammalian cell culture with the goal of researching potential therapeutic candidates or producing biomaterials used in therapeutic drug manufacturing.

Within the cell culture market, there are two different types of products:

Biomanufacturing Cell Culture Products: These are used in the therapeutics manufacturing process and need to be included in the drug filing as they are regulated by the United States Food and Drug Administration and similar bodies in other countries.

Research Cell Culture Products: These products are used by researchers in the lab and not subject to the same strict quality regulations of the biomanufacturing products.

Within this segment we also sell products to life science researchers. Two of the principal disciplines within the life science research market are cellular biology and molecular biology.

Cellular biology research involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media that simulate under laboratory conditions (in vitro) the environment in which cells live naturally (in vivo) and which provides nutrients required for their growth.

Molecular biology research involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of deoxyribonucleic acid (“DNA”). DNA contains the information required for the production of proteins by means of ribonucleic acid (“RNA”), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed “genetic engineering” or “gene-splicing,” a researcher can modify an organism’s naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

B.    Diagnostic Products (“Diagnostics”)

Our Diagnostics segment markets to diagnostic test kit manufacturers worldwide. This segment includes BioMedical Resources, Inc., acquired in July 2003. The products we market, described below, are ultimately used in tests that screen patients for prior exposure to specific diseases or to determine patient conditions. In addition to non-specialty plasma and serum products, there are also a variety of purified blood proteins, often from bovine source, used in the manufacture of diagnostic kits. These include proteins such as BSA (bovine serum albumin), bovine gamma globulin, thrombin, and cholesterol.

IV.    Discussion of Primary Products

A.    Biopharmaceutical Products

Our primary therapeutic product is human serum albumin in solution. Human serum albumin, or HSA, is used as a carrier or excipient in many of our customers’ therapeutic drug formulations. Its function is the stabilization of proteins or other molecules in the therapeutic formulations.

In addition to therapeutic products, we offer a wide variety of human and animal-based cell culture products. These cell culture products are primarily used in the maintenance of cell lines that manufacture recombinant proteins or monoclonal antibodies, for the maintenance of cell banks, and also for general research purposes. Our products include:

•	Human serum and plasma

•	Human serum albumin (cell culture grade)

•	Human transferrin

•	Recombinant human insulin and recombinant human epidermal growth factor

•	Animal serum

•	Bovine serum albumin

•	Bovine transferrin, fetuin, aprotinin, and gamma globulin

•	Bovine pituitary extract

Our life science research products encompass other biomaterials used in research and development. They consist of products sold under the name SeraCare BioBank™, which is a repository of biomaterials and medical data offered to enhance drug discovery and development, therapeutic target validation, and diagnostic product development. Customers have access to serum, plasma, DNA and RNA samples, and other biological materials, as well as associated patient information. Both off-the-shelf and custom collections are available. BioBank provides access to over 120,000 consenting donors including disease-specific patients, healthy individuals, and “at-risk” populations. All samples are ethically collected under Institutional Review Board (“IRB”) approved protocols, and all procedures are compliant with current “Health Information Portability and Accountability Act” (HIPAA) regulations as described in the “Regulatory Environment” section below.

B.    Diagnostic Products

We provide a number of diagnostic products, the main uses of which are to serve as raw materials for the manufacture of diagnostic tests and test kits. These products are not to be used in vivo. The product categories in the Diagnostics segment are:

•	Disease state plasma, including autoimmune antigens

•	Human blood based products, including processed sera and human blood products

•	Bovine serum albumin and bovine proteins

•	Animal serum

•	Human serum albumin and human proteins

•	Controls, standards, and panels

Disease state plasma products include infectious disease, virology, serology, sexually transmitted diseases, ToRCH (toxoplasma, rubella, CMV, and HSV), and autoimmune plasma products. Human blood based products encompass EDTA (ethylene-diamine-tetra-acetate) plasma, heparinized plasma, fresh frozen plasma, recovered liquid or frozen plasma, and haemolysed, lipemic, source, and applicant plasma. Additional human blood based products are off the clot (pooled, male only, and female only), whole blood, buffy coats, and red blood cells. Our custom processing includes defibrination, charcoal stripping (to remove hormones, thyroid markers, and steroids), and delipidization. Our bovine serum albumin is intended for sensitive immunodiagnostic and protein chemistry applications, as well as for automated clinical analysis. Animal serum products, including fetal bovine serum, are used in in vitro diagnostic applications. Human serum albumin stabilizes other proteins in solution, and our line of controls, standards, and panels is used in a variety of diagnostic test kits for disease states and patient conditions.

Our acquisition of the former business of BioMedical Resources is expected to represent a significant portion of our Diagnostics segment in future periods, contributing significantly to the disease state plasma and controls, standards, and panel product lines.

V.    Competitors

We compete with integrated plasma collection/fractionators and processing companies such as Serologicals, Inc., and NABI, as well as smaller, independent plasma collection centers and brokers of plasma products. Competitors also include purveyors of cell culture and life science research products such as Irvine Scientific and Hyclone. We compete on the basis of quality, breadth of product line, technical expertise, and reputation.

VI.    Regulatory Environment

The blood resources industry is one of the most heavily regulated in the United States. Federal, state, local and international regulations are designed to protect the health of the donors as well as the integrity of the products. The Food and Drug Administration (FDA) administers the federal regulations across the country. Failure to comply with FDA regulations, or state and local regulations, may result in the forced closure of a facility licensed by the FDA or monetary fines or both, depending upon the issues involved. We are also subject to regulation by the Occupational Safety and Health Administration (OSHA).

These regulations apply to our facilities in Oceanside, California and Hatboro, Pennsylvania. In addition, these regulations apply to the collection facilities under contract with us that supply us with plasma and the facilities where we refer donors for plasmapheresis services in connection with our specialty plasma program (“contract collection centers”). We do not own or operate plasma collection centers or perform plasmapheresis services. The following summarizes the nature of certain of these regulations:

A.    Food and Drug Administration

The testing, manufacturing, storage, transport, labelling, export, and marketing of blood products and in vitro diagnostic products are extensively regulated. In the United States, the FDA regulates blood products and medical devices under the Food, Drug, and Cosmetic Act, the Public Health Service Act, and implementing regulations. Violations of FDA requirements may result in various adverse consequences, including shutdown of a facility, withdrawal of product approvals, and the imposition of civil or criminal penalties.

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

In addition, we must comply with extensive FDA requirements governing our manufacturing procedures and practices. These requirements cover, among other issues, personnel qualifications; suitability of facilities; product processing, packaging, labelling, and shipping; and record keeping. We are also required to register and list our products with the FDA. The FDA periodically inspects facilities to assess compliance with these requirements, and manufacturers must continue to spend time, money and effort to maintain compliance. Future inspections may identify compliance issues at our facilities, or those of our suppliers or customers, that could disrupt production, or require substantial resources to correct. In addition, discovery of problems with a product may result in restrictions on the product, manufacturer, or license holder, including withdrawal of the product from the market.

B.    Occupational Safety and Health Administration

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

C.    Health and Human Services

Our BioBank products are subject to federal regulation covered in HIPAA (Health Information Portability and Accountability Act) of 1996, modified in 2002. HIPAA is administered by the United States Department of Health and Human Services (HHS) and generally governs patient privacy issues.

D.    State Governments

Most states in which we operate have regulations that parallel the federal regulations. Most states conduct periodic unannounced inspections and require licensing under each state’s procedures.

VII.    Customers

Our customers are both domestic and international pharmaceutical manufacturers, researchers, and diagnostic test makers. We often receive exact specifications for our products from our customers, and we develop our products specifically to meet those specifications. Our products are then used to manufacture final products to be sold to the consumer.

Our ability to supply quality products to our customers helps them do their jobs effectively. We provide various benefits to our customers including:

•	Reduction in testing and screening fees because we pre-screen and pre-test products to meet customers’ specifications.

•	A track record of solving customers’ biological manufacturing issues.

•	A track record of product traceability, reliability, and quality control.

•	Confidentiality of information provided to us by customers regarding commercially sensitive work or original research.

VIII.    Strategic Alliances

Key to our competitive strength is our strategic alliance with Instituto Grifols, S.A. Biomat USA, Inc., our former parent, entered into an agreement in June 1999 with Instituto Grifols, S.A., which was subsequently assumed by us in connection with our spin-off from Biomat USA, Inc. in September 2001, under which Instituto Grifols, S.A., supplies us with Human Serum Albumin, which we then distribute for therapeutic use to multinational biotech companies. Under this agreement, Instituto Grifols, S.A. also supplies us with Human Serum Albumin for use in diagnostic products as well as for distribution by us to our biotech customers. This agreement also provides us with a constant source of Human Serum Albumin for manufacturing of our diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of Human Serum Albumin or products incorporating the Human Serum Albumin, supplied to us by Instituto Grifols, S.A., under this agreement. We have entered into an amendment to the original agreement with Instituto Grifols, S.A., extending the term until March 31, 2006; however, there can be no assurances that Instituto Grifols, S.A., will be able to supply us with our needs, or that the demand for Human Serum Albumin will continue throughout the contract period. The loss of our contract with Instituto Grifols, S.A. would have a material adverse effect on our revenues and profitability.

IX.    Employees

As of September 30, 2003, we employed 50 full-time employees.

We believe that the relations between our employees and us are good, although there can be no assurances that such relations will continue. If we are unable to attract or retain qualified personnel, our business could be materially adversely affected. None of our employees are covered by a collective bargaining agreement.

X.    Risk Factors

You should carefully consider the risks described below and other information in this annual report. Our business, financial condition, and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

We May Need Additional Capital

In order to implement our growth strategy and remain competitive, we must make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates. In order to do this, we may need to obtain additional capital. Although we believe that internal cash flows from operations will be sufficient to satisfy our working capital and normal operating requirements, we may not be able to fund our planned research and development, capital investment programs, and potential acquisitions without seeking additional capital.

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In October 2003, we entered into a $10 million secured line of credit primarily to finance future acquisitions. Our ability to finance prospective acquisitions under our new credit facility is subject to certain conditions as set forth in the credit agreement with respect to that facility. Even if we are able to access our credit facility for future acquisitions, we cannot assure you that our borrowing capacity under the credit facility, even combined with cash generated from operations will be sufficient to implement our growth strategy. In such event we may need to raise additional capital. If we raise additional capital through new borrowings, we may become subject to additional restrictive covenants. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Any inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, financial condition, and operating results.

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

We obtain a substantial portion of our therapeutic revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols S.A. Although we have entered into an amendment to the original agreement with Instituto Grifols S.A. extending the term until March 31, 2006, there can be no guarantees that Instituto Grifols S.A. will be able to supply us with our needs or that the demand for Human Serum Albumin will continue throughout the contract period or that the agreement will not be terminated prior to March 31, 2006. In connection with our agreement for the supply of Human Serum Albumin that we entered into with one of our significant customers, we amended the terms of our agreement with Instituto Grifols S.A. to conform certain aspects of the agreement with this customer.

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

Our Stock Price is Expected to be Volatile

The market price of our common stock has, like that of many other life sciences companies, been volatile, and is expected to continue to be volatile. During the two year period ended September 30, 2003, our stock price has ranged from $2.55 to $6.87, and during the 12 months ended November 30, 2003, our stock price has ranged from $3.00 to $11.03. We believe that future announcements concerning us, our competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts’ projections of financial performance, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of our outstanding common stock in the public market could also materially adversely affect the market price of our common stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

We Risk a Securities Class Action Litigation Due to Expected Stock Price Volatility

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, we may in the future be the target of this type of litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources, and could seriously harm our business.

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

We May Not Be Able to Successfully Implement Our Growth Strategy

Our growth strategy may include acquisitions and expansion into new markets. However, our ability to successfully implement this strategy depends on a number of factors, including our access to capital, our ability to obtain applicable governmental approvals and our ability to integrate acquired businesses into our existing operations. Any problems with manufacturing or licensing of our Oceanside or Hatboro facilities could severely curtail our sales to biologics companies. We cannot assure you that we will be successful in expanding our operations or entering new markets.

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

Our Business is Highly Competitive

Our products compete with those of other companies. Many of these companies have greater financial resources, research and product development capabilities and marketing organizations than we do. Competition for customers depends primarily on the ability to provide products of the quality and in the quantity required by customers. If we succeed in bringing one or more products to market, we will compete with many other companies that may have extensive and well-funded marketing and sales operations. Our failure to provide products of the quality and quantity demanded by our customers and successfully market new products could have a material adverse effect on our future business, financial condition and results of operation.

Certain of our special antibody products are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If we are unable to maintain and expand our donor base, this could have a material adverse effect on our future business, financial condition and results of operation.

We Are Dependent on Key Personnel

Our success depends on our ability to attract, retain and motivate the qualified personnel that will be essential to our current plans and future development. The competition for such personnel is substantial, and we cannot assure you that we will successfully retain our key employees or attract and retain any required additional personnel. In particular, our success depends to a significant extent upon the continued services of Michael F. Crowley Jr., our President and Chief Executive Officer, and Barry Plost, our Chairman of the Board.

Our Principal Shareholders May Exert Significant Influence on Us

As of December 5, 2003, our Chairman of the Board, Barry D. Plost, beneficially owned approximately 11.3% of our common stock. In addition, Pecks Management Partners, Ltd., as investment advisor for four separate investors, beneficially owns 18.9% of our outstanding shares. Therefore, Mr. Plost and Pecks Management Partners, Ltd. each will have power to exert significant influence on our management and policies.

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

Product Liability Claims Could Have a Material Adverse Effect on Our Reputation, Business, Results of Operations and Financial Condition

As a manufacturer and marketer of various therapeutic and diagnostic plasma products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. Product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be true even if the claims themselves are proven to not be true or settled for immaterial amounts. We believe that our current product liability insurance is sufficient at this time.

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

We Are Subject to the Risks Associated with International Sales

International sales accounted for 30% of our total revenues during the year ended September 30, 2003, 34% of our total revenues during the year ended September 30, 2002, and approximately 50% of our total revenues during the transition period from March 1, 2001 to September 30, 2001. We anticipate that international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	export controls;

•	changes in legal and regulatory requirements;

•	United States and foreign government policy changes affecting the markets for our products; and

•	changes in tax laws and tariffs.

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

Additional Risk Factors

In addition to the foregoing risk factors, our business, financial condition, and operating results could be seriously harmed by additional factors, including but not limited to the following:

•	our ability to successfully integrate the operations of BioMedical Resources, Inc.;

•	our ability to maintain favorable supplier agreements and relationships with major customers and suppliers;

•	the loss of any significant customers or reduced orders from significant customers;

•	our ability to maintain and expand our customer base;

•	increased competition for donors, which may affect our ability to attract and retain qualified donors;

•	our ability to meet future customer demand for plasma products;

•	changes in industry trends, customer specifications and demand, market demand in general and potential foreign restrictions of the importation of our products.

ITEM 2.    PROPERTIES.

Our principal executive offices are located in Oceanside, California. This facility, which is leased under a five-year lease term (expiring in August 2006 with a five-year extension option), consists of approximately 18,000 square feet, and includes our corporate offices and our manufacturing facility.

We operate a satellite office in Hatboro, Pennsylvania, the site of BioMedical Resources, Inc., acquired in July 2003. This facility, which is leased under a five-year lease term (expiring in 2008 with one five-year extension option), consists of approximately 5,500 square feet, and includes sales offices, a testing laboratory, and inventory storage facilities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    Market Information:

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “SRLS.”

The following table sets forth the high and low prices for the Company’s common stock for the periods indicated as reported by Nasdaq.

2003 Quarter Ended	Low	High
December 31, 2002	$4.99	$6.22
March 31, 2003	3.30	6.00
June 30, 2003	3.00	5.79
September 30, 2003	5.30	6.87

2002 Quarter Ended	Low	High
December 31, 2001	$2.55	$5.15
March 31, 2002	4.40	6.40
June 30, 2002	5.62	6.54
September 30, 2002	5.00	6.20

(b)    Holders:

As of December 5, 2003 there were 7,724,492 shares of our common stock outstanding and approximately 193 holders of record of our common stock; the closing price of the stock was $10.81 per share.

(c)    Dividends:

Our Company has not paid any dividends since our spin-off from Biomat USA, Inc. in September 2001. Our Board of Directors has no current plans to pay cash dividends. Our credit agreement currently limits our ability to declare or pay any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of our capital stock; provided that with the prior written consent of the lender under our credit facility, we may pay dividends of up to an aggregate during the term of the credit facility of $2,000,000. Future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in our credit agreement and other agreements, and other factors considered relevant by our Board of Directors.

(d)    Issuance of Unregistered Securities:

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. The purchase price paid by the Company for the assets included the issuance by the Company of 67,002 shares of the Company’s common stock to the sellers. The asset purchase agreement valued such shares at approximately $400,000. The securities were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6.    SELECTED FINANCIAL DATA.

The table below presents selected financial data of the Company as of and for the years ended February 28 (29), 2001, 2000, 1999, for the seven months ended September 30, 2001 and for the years ended September 30, 2003 and 2002. The historical results are not necessarily indicative of results to be expected for any future period.

	Years ended September 30,		Seven Months Ended September 30, 2001	Years ended February 28(29),
	2003	2002		2001	2000	1999
STATEMENTS OF OPERATIONS DATA:
Net sales	$23,202,760	$25,307,501	$7,753,870	$19,663,336	$16,219,056	$13,110,819
Cost of sales	16,075,111	17,932,775	12,526,182	13,197,646	12,057,761	9,448,220

Gross profit (loss)	7,127,649	7,374,726	(4,772,312)	6,465,690	4,161,295	3,662,599
Selling, general and administrative expenses	4,233,351	3,894,578	2,511,492	2,759,445	2,694,271	1,551,681

Income (loss) from operations	2,894,298	3,480,148	(7,283,804)	3,706,245	1,467,024	2,110,918
Other income	6,206	170,156	—	11,488	7,597	12,344

Income (loss) before income tax expense	2,900,504	3,650,304	(7,283,804)	3,717,733	1,474,621	2,123,262
Income tax expense (1)	284,250	25,470	—	1,524,271	604,595	870,537

Net income (loss)	$2,616,254	$3,624,834	$(7,283,804)	$2,193,462	$870,026	$1,252,725

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.35	$0.49	$(1.28)	$0.39	$0.15	$0.22

Diluted	$0.31	$0.44	$(1.28)	$0.39	$0.15	$0.22

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION:
Basic	7,487,714	7,374,078	5,679,019	5,633,467	5,633,467	5,633,467

Diluted	8,321,113	8,315,290	5,679,019	5,633,467	5,633,467	5,633,467

	As of September 30,			As of February 28(29),
	2003	2002	2001	2001	2000	1999
SELECTED BALANCE SHEET DATA:
Working capital	$12,307,847	$12,906,344	$9,518,348	$12,626,907	$6,183,839	$5,472,195
Total assets	$27,851,847	$19,989,959	$15,512,717	$20,562,479	$15,046,987	$9,872,904
Advances from parent (2)	$—	$—	$—	$10,499,140	$6,237,306	$5,598,380
Stockholders’ equity	$20,423,281	$17,276,838	$13,600,425	$6,342,325	$4,148,863	$3,321,302

(1)	In periods prior to the seven months ended September 30, 2001, the Company filed its taxes as part of the consolidated return of its former parent, Biomat USA, Inc. For purposes of this presentation, income taxes for all periods prior to the seven months ended September 30, 2001 have been presented utilizing a 41% statutory rate which reflects the permanent difference relating to goodwill. The seven months ended September 30, 2001 and the years ended September 30, 2003 and 2002 have been shown as actually incurred.
(2)	As of the date of the spin-off, the net intercompany amount of $13,218,598 due from our former parent was deemed an additional investment in the Company by Biomat USA, Inc. and was contributed to additional paid-in capital.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Critical Accounting Policies

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, SeraCare Life Sciences provides for estimates regarding the recoverability of long-lived assets, collectability of accounts receivable, the net realizable value of its inventory, as well as its deferred tax asset valuation allowance. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements:

•	The Company periodically assesses the impairment of long-lived assets including goodwill to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Judgments made by the Company related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

•	The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers’ current buying habits. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.

•	Inventory is carried at the lower of cost or market. The Company reviews inventory for estimated obsolescence or unmarketable inventory and provides an amount to reduce inventory to its net realizable value based on the assumptions about future demand and market conditions. If actual market conditions are less favorable than those conditions assumed by management, additional inventory provisions may be required.

•	Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amounts of deferred tax assets to an amount management believes is more likely than not realizable. In making this determination, projections of taxable income, and past operating results.

The following should be read in conjunction with the “Selected Financial Data” and the Company’s financial statements and related notes thereto.

General

SeraCare Life Sciences is a manufacturer and marketer of human and animal based diagnostic, therapeutic, and research products located in Oceanside, California, with a satellite office in Hatboro, Pennsylvania, and distributors in Europe and South Korea. We are a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and are listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration. Our primary focus is the development and sale of human and animal plasma-based diagnostic, therapeutic, and research products to domestic and international customers. Through our strategic alliance with Biomat USA, Inc., we have access to a nationwide network of donor centers. This has historically provided the basis for our development of human plasma-based products and services. Through our strategic alliance with Proliant, Inc., we have access to bovine serum, which has provided the basis for our development of bovine serum-based products. We also provide antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits).

RESULTS OF OPERATIONS

The following condensed statements of operations reflects the operating results for the twelve-month periods ended September 30, 2003, 2002, and 2001, and the seven-month periods ended September 30, 2001 and 2000, and have been included to provide meaningful comparisons between periods.

(in thousands except per share data)	Years Ended September 30,			Seven Months Ended September 30,
	2003	2002	2001	2001	2000
			(unaudited)		(unaudited)
Net sales	$23,203	$25,308	$15,213	$7,754	$12,204
Cost of sales	16,075	17,933	16,853	12,526	8,870

Gross profit (loss)	7,128	7,375	(1,640)	(4,772)	3,334
Selling, general and administrative expenses	4,233	3,895	3,637	2,511	1,634

Income (loss) from operations	2,895	3,480	(5,277)	(7,283)	1,700
Other income	6	170	—	—	11

Income (loss) before income tax expense	2,901	3,650	(5,277)	(7,283)	1,711
Income tax expense	284	25	—	—	701

Net income (loss)	$2,616	$3,625	$(5,277)	$(7,283)	$1,010

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.35	$0.49	$(0.93)	$(1.28)	$0.18

Diluted	$0.31	$0.44	$(0.93)	$(1.28)	$0.18

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION:
Basic	7,488	7,374	5,659	5,679	5,633

Diluted	8,321	8,315	5,659	5,679	5,633

Year Ended September 30, 2003 vs Year Ended September 30, 2002

Net Sales

Net sales for the year ended September 30, 2003 decreased by 8% or $2,104,741 to $23,202,760 for the comparable 2002 period. This decrease is comprised of a $1,330,457 or 11% increase in biopharmaceutical sales and a $3,435,198 or 26% decrease in diagnostic sales. Sales to our two largest customers decreased by approximately $5,017,000, or 40%, from 2002 to 2003. Our largest customer notified us during 2003 that it would no longer require the use of our biopharmaceutical product after August 2003. Sales to our largest customer decreased by approximately $2,321,000 from 2002 to 2003. Sales volume to new and existing customers partially replaced the reduced sales volume to the major customer and has resulted in a more diversified customer base.

The Korean blood market was weaker than expected during 2003 and diagnostic sales to a large Korean customer decreased by approximately $2,696,000 compared to 2002. United States demand for blood products decreased during 2003 as well.

Gross Profit

The Company reported a gross profit of $7,127,649, a decrease of $247,077 from the gross profit of $7,374,726 for the comparable 2002 period. The overall decrease in gross profit was the result of lower sales during 2003 as compared to 2002. Gross profit as a percent of sales for 2003 was 31% and was comparable to 29% for 2002. Diagnostic product margins improved due primarily to lower sales during the year ended September 30, 2003 compared to 2002 to a major customer that had lower than average profit margins, thereby increasing the overall margin for the remaining diagnostic product sales.

Profit margins for Biopharmaceutical products decreased during the year ended September 30, 2003 compared to 2002 primarily due to decreased sales to a major customer that had higher profit margins than the margins on the sales volume to several smaller customers that replaced the major customer sales.

Bad debt expense totaled $18,274 and $18,816 during the years ended September 30, 2003 and 2002, respectively, and was offset by account receivable recoveries of $33,263 and $65,168, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $338,773 or 9% over the comparable 2002 period. This increase was primarily the result of increased costs including sales salaries, advertising and marketing, and sales-related travel costs. Selling, general, and administrative costs for the year ended September 30, 2003 as compared to 2002 increased primarily due to selling and marketing costs related to BioBank products along with increased selling costs due to increased sales volume to a more diversified customer base.

Other Income

Other income for the year ended September 30, 2003 was $6,206 compared to $170,156 for the fiscal year ended September 30, 2002. Other income in 2002 consisted of approximately $137,000 received from a legal settlement and $33,000 in interest income.

Income Tax Expense

Income tax expense for the year ended September 30, 2003 consisted of federal alternative minimum tax and state tax. During September 2002, the State of California initiated a two-year moratorium on the use of net operating loss carryforwards (“NOL”), thereby eliminating our ability to use our state NOL for the next two years. Accordingly, we will be required to pay income tax at the approximate rate of 9.8% during fiscal years ended September 30, 2003 and 2004.

Net Income

As a result of the above, net income for the year ended September 30, 2003 totaled $2,616,254 versus net income of $3,624,834 for the year ended September 30, 2002.

Year Ended September 30, 2002 vs Year Ended September 30, 2001 (unaudited)

Net Sales

Net sales of the Company increased by 66% or $10,094,349 to $25,307,501 during the fiscal year ended September 30, 2002. This represents a $4,707,173 or 66% increase in therapeutics sales and a $5,387,176 or 67% increase in diagnostic sales. The primary increase in therapeutic sales is attributed to the one customer who resumed purchasing our product after their facility received FDA approval. Contributing to the increase in diagnostic sales were increased purchases from our Korean customer, and the continued growth in the sale of diagnostic products manufactured by the Company.

Gross Profit

The Company reported a gross profit of $7,374,726, an increase of $9,015,029 from the negative gross profit of $(1,640,303) for the twelve-month period ended September 30, 2001. The increase in gross profit was primarily the result of a $7.3 million inventory write-down, reflected in cost of sales, which was recorded during the fiscal year ended September 30, 2001. The write-down was primarily attributed to the revaluation of the Company’s specialty plasma inventory following the mutual termination in September 2001 of a Collaboration Agreement that focused on specialty plasma. Based on review of our specialty plasma inventory valuations on the then current markets after the termination, the Company revalued the inventory to the lower of cost or market.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $257,745 or 7% over the prior twelve months. This increase was primarily the result of increased costs including salaries, legal, investor relations, audit, and insurance fees associated with our new status as a stand-alone public company. These increased costs were partially offset by account receivable recoveries totaling $65,168 during the fiscal year ended September 30, 2001. Bad debt expenses totaled $18,816 and $381,926 for the fiscal years ended September 30, 2002 and 2001, respectively. The decline in bad debt expense for the year ended September 30, 2002 is attributed to our improved monitoring and collection efforts.

Other Income

Other income for the fiscal year ended September 30, 2002 totals $170,156 and consists of approximately $137,000 received from a legal settlement and approximately $33,000 in interest income.

Income Tax Expense

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Income tax has been estimated for all prior year periods presented at an overall rate of 41% to reflect the appropriate statutory rates. The Company filed a federal and state tax return for the stub period from September 25, 2001 to September 30, 2001, and reported a net operating loss carry forward of approximately $7.8 million. The Company recorded no tax benefit because the Company did not believe that it was more likely than not that the operating loss carryforward would be utilized. During fiscal 2002, the Company did not believe that it was more likely than not that the operating loss carryforward would be utilized, based on our dependence on our relationship with Instituto Grifols S.A. for a significant portion of our gross margin, and our dependence on a limited number of significant customers.

Income tax expense for the year ended September 30, 2002 consisted of state alternative minimum tax. During September 2002, the State of California initiated a two-year moratorium on the use of net operating loss carryforwards (“NOL”), thereby eliminating our ability to use our state NOL for the next two years.

Net Income

As a result of the above, net income for the fiscal year ended September 30, 2002 totaled $3,624,834 versus a loss of $(5,277,136) for the year ended September 30, 2001.

Seven Months Ended September 30, 2001 vs Seven Months Ended September 30, 2000 (unaudited)

Net Sales

Net sales of the Company decreased by 36%, or $4,450,204 to $7,753,869 during the seven months ended September 30, 2001. This decrease was primarily the result of a suspension of shipments during this period by the Company’s largest domestic customer, principally caused by delays in the re-certification of the customer’s manufacturing facility by the FDA. Also contributing to the decrease was a significant reduction in sales of source plasma due to the worldwide shortage of plasma.

Gross (Loss) Profit

The Company experienced a gross loss of $(4,772,313) for the seven months ended September 30, 2001, a decrease of $8,106,013 or 243% due primarily to a $7.3 million write-down that was included within cost of sales. The write-down was primarily attributed to the Company’s specialty plasma inventory following the mutual termination in September 2001 of a Collaboration Agreement that focused on specialty plasma. Based on review of our specialty plasma inventory valuations on the then current markets after the termination, the Company revalued the inventory to the lower of cost or market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the seven months ended September 30, 2001 increased by $877,388 to $2,511,492, an increase of 54%. The increase was primarily the result of an increase in salaries and expenses in support of the newly expanded manufacturing operations and the restructuring of sales and marketing. Also contributing was an increase in legal and professional fees. Bad debt expenses totaled $381,926 for the seven months ended September 30, 2001 as a result of increased risk assessed within customer accounts.

Income Tax Expense

The Company has historically filed tax returns as a part of the consolidated return of its former parent, Biomat USA, Inc. Income taxes for the Company have been estimated for all prior year periods presented at an overall rate of 41% to reflect the appropriate statutory rates. With regard to the seven months ended September 30, 2001, the Company has provided no tax benefit because the Company did not believe that it is more likely than not that the operating loss carry-forward will be utilized.

Net Income

As a result of the above, the net loss for the seven months ended September 30, 2001 was $(7,283,804) compared to a net income of $1,009,528 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our current assets exceeded current liabilities by $12,307,847 compared to $12,906,344 as of September 30, 2002, which translates into a current ratio as of September 30, 2003 of 2.66 to 1 compared to 5.76 to 1 as of September 30, 2002. Total liabilities as of September 30, 2003, were $7,428,566 compared to $2,713,121 as of September 30, 2002. The total debt to equity ratio as of September 30, 2003 was 0.36 compared to 0.16 as of September 30, 2002.

The $4,715,445 increase in current liabilities from September 30, 2002 to September 30, 2003 is explained in the detail below. The increase reduced the current ratio and total debt to equity ratio for the year ended September 30, 2003 compared to 2002.

Net cash used in operating activities during the fiscal year ended September 30, 2003 was $453,767 compared to net cash provided by operating activities of $2,995,405 for the fiscal year ended September 30, 2002. The current fiscal year results were due primarily to net income of $2,616,254 offset by an increase in accounts receivable of $3,819,894, an increase in net inventory of $1,611,884, and increases in accounts payable of $674,059 and accounts payable to related parties of $1,670,612.

Our two largest customers had accounts receivable balances of approximately $1,500,000 each accounting for 80% of the increase in the accounts receivable balance at September 30, 2003 as compared to September 30, 2002. Outstanding accounts receivable balances of this size are typical for our two largest customers.

A short-term bridge note accounted for $2,500,000 of the increase in current liabilities of $4,715,445 at September 30, 2003 compared to September 30, 2002. This note was subsequently repaid by the Company in October 2003. Approximately $1,700,000 of the current liabilities increase from 2002 to 2003 was the increase in accounts payable to related parties. These accounts payable balances were primarily for inventory sold to our two largest customers during fiscal 2003.

The increase of $2,239,317 ($1,611,884 net of BioMedical Resources, Inc. inventory purchased) in inventory from September 30, 2002 to September 30, 2003 consisted of approximately $1,600,000 of diagnostic inventory, of which $627,433 was purchased with the acquisition of BioMedical Resources, Inc. Biopharmaceutical inventory increased from fiscal year-end 2002 to 2003 by approximately $600,000 primarily because the Company purchased a large amount of inventory that has limited suppliers. We have several customers for this inventory and expect to sell such inventory during the current year. The Company also increased its BioBank inventory balance at September 30, 2003 in conjunction with the product launch.

Cash flows used in investing activities for the fiscal year ended September 30, 2003 was $4,005,454 compared to $383,556 for the fiscal year ended September 30, 2002. The increase in cash used during fiscal 2003 is primarily attributed to the acquisition of BioMedical Resources, Inc.

For the fiscal year ended September 30, 2003, cash flows provided by financing activities totaled $2,630,189 and resulted primarily from $2,500,000 borrowed for the acquisition of BioMedical Resources, Inc. The $2,500,000 was repaid in October 2003.

On October 9, 2003, the Company announced that it had signed a two-year, $10 million secured line of credit. The Company intends to use this facility, primarily to finance future acquisitions. Also in October 2003, the Company repaid the $2.5 million interim loan outstanding to the Company’s chairman in conjunction with the Company’s acquisition of BioMedical Resources, Inc. in July 2003.

Management believes that internal cash flows, along with existing capacity under our line of credit, will be sufficient to fund working capital requirements, including minimum purchase commitments, for the 2004 fiscal year. However, any significant expansion or acquisition may need to be funded by a combination of internal cash flow, debt or equity financing.

In June 2003, our board of directors approved a stock repurchase program, authorizing the repurchase of up to $2 million of our common stock. As of November 30, 2003, we had repurchased an aggregate of 4,780 shares of common stock for a total purchase price of $21,352, or an average of $4.47 per share.

Contractual Commitments

We are also subject to payments under specific contractual obligations and commitments. In June 2002 the Company signed a three-year extension to its distribution agreement for the purchase of Bovine Serum Albumin and related products. The minimum annual purchase requirements under this new agreement are approximately $2,000,000 and $2,600,000, for the fiscal years ending September 30, 2004 and September 30, 2005, respectively. A summary of those contractual obligations and commercial commitments as of September 30, 2003 is as follows:

	Payments Due by Period For the year ending September 30,
Contractual Obligations and Commitments:	2004	2005	2006	2007	2008	Total
Operating leases	$197,237	$202,680	$194,120	$37,547	$38,673	$670,257
Purchase commitments	2,000,000	2,600,000	—	—	—	4,600,000
Related party bridge note	2,500,000	—	—	—	—	2,500,000

Total Contractual Obligations and Commitments	$4,697,237	$2,802,680	$194,120	$37,547	$38,673	$7,770,257

Off-Balance Sheet Arrangements

We do not utilize “special purpose entities” for any transactions. Our only “off-balance sheet” obligations are for operating leases that are disclosed in the notes to the financial statements.

Inflation

Management believes that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on the Company’s results of operations or financial condition.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (the EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 during the fiscal year ended September 30, 2003, which did not have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation—Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 (SFAS No. 123) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption. SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies-regardless of the accounting method used-by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the Statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The Company did not adopt the fair value based method of accounting for stock-based employee compensation. The Company adopted the interim and annual disclosure provisions of SFAS No. 148 in the quarter ended March 31, 2003 and year ended September 30, 2003, respectively, which did not have a material effect on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003, and is not expected to have a material impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 by the Company, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, and is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of January 1, 2003, which did not have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on its financial statements.

Other Items

Our historical financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred if we had been a separate, independent company during the periods presented, nor is it indicative of our future performance.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. We were not a party to any derivative financial instruments at September 30, 2003.

Interest Rate and Market Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment profile. As of September 30, 2003, the Company’s investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held in short-term federal government securities. The Company does not use derivative financial instruments in its investment portfolio.

Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk.

The Company does not use derivative financial instruments for speculative or trading purposes.

Related Party Bridge Note. In order to fund the cash portion of the purchase price of the BioMedical Resources, Inc. acquisition (see note 7), the Company borrowed $2,500,000 from Mr. Plost, which loan was secured by all the Company’s assets. Interest was payable at the rate of 6% per annum and was payable in full on or before October 14, 2003. On October 7, 2003, the entire loan was repaid by the Company.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 4, 2002, the Company chose not to extend the engagement of BDO Seidman LLP as the Company’s independent accountants. The decision to change independent accountants was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors. During the transition period ended September 30, 2001, the year ended February 28, 2001, and the interim period from September 30, 2001 to February 7, 2002, the Company has had no disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman LLP would have caused them to make reference thereto in their report on the financial statements of the Company for such periods.

During the transition period ended September 30, 2001, the year ended February 28, 2001, and the interim period from September 30, 2001 to February 7, 2002, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BDO Seidman LLP with a copy of the above disclosures and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K the Company filed on February 7, 2002 to disclose its change in auditors.

The Company engaged KPMG LLP as its new independent accountants effective February 4, 2002. During the transition period ended September 30, 2001, the year ended February 28, 2001, and through the date of engagement of KPMG LLP, the Company has not consulted with KPMG LLP on items which (1) related to the application of accounting principles to a specified transaction (proposed or completed) by the Company, or the type of audit opinion that might be rendered on the Company’s financial statements, and resulted in a written report being provided by KPMG LLP to the Company or oral advice being provided by KPMG to the Company that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) concerned the subject matter of a disagreement or reportable event with BDO Seidman LLP (as described in Item 304(a)(2) of Regulation S-K).

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.     EXECUTIVE COMPENSATION.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by items 10, 11, 12, and 13 will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s fiscal year ended September 30, 2003 and such information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES.

As of the end of the fiscal year ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal controls over financial reporting during our fiscal year ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements

The financial statements listed in the Index to Financial Statements on page F-1 are filed as part of this Form 10-K.

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

(b)    Reports on Form 8-K

On July 29, 2003, we filed a current report on Form 8-K to report our acquisition of BioMedical Resources, Inc., as well as the related loan from Mr. Plost.

On August 8, 2003, we furnished a current report on Form 8-K to file our press release dated August 8, 2003 announcing financial information for the quarterly period ended June 30, 2003.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Asset Purchase Agreement dated July 16, 2003, by and among SeraCare Life Sciences, Inc., a California corporation, International Recruiting Services, Inc. d/b/a BioMedical Resources, Inc., a Pennsylvania corporation, Simplicity Diagnostics, Inc., a Pennsylvania corporation, Stephen Lowenthal and Scot Merves, excluding the exhibits and schedules thereto (incorporated by reference to Exhibit 2.1 on the Form 8-K filed with the Securities and Exchange Commission on July 29, 2003).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on August 30, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

3.2.1	Amendment to Amended and Restated Bylaws adopted July 10, 2002 (filed herewith).

4.1	Form of SeraCare Life Sciences, Inc. common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on August 30, 2001).

10.1	Employment Agreement between SeraCare, Inc. and Michael F. Crowley, Jr., dated November 1, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*

10.1.1	Assignment and Assumption Agreement between SeraCare, Inc., SeraCare Life Sciences, Inc. and Michael F. Crowley, Jr., dated August 24, 2001 (incorporated by reference to Exhibit 10.3.1 of Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on August 30, 2001).*

10.1.2	Amendment to Employment Agreement dated November 16, 2001 (incorporated by reference to Exhibit 10.3.2 on the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002).*

10.1.3	Second Amendment to Employment Agreement between SeraCare Life Sciences, Inc. and Michael F. Crowley, Jr. dated June 4, 2003 (incorporated by reference to Exhibit 10.1.3 on the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2003).

10.2	Warrant Certificate, dated September 25, 2001, by and between Harry S. Krauss and SeraCare Life Sciences, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission on February 13, 2003).

10.3	Albumin Supply Agreement with Instituto Grifols, S.A., dated June 22, 1999 (incorporated by reference to Exhibit 10.4 of Amendment No. 2 to the Form 10 filed with the Securities and Exchange Commission on August 31, 2001).**

10.3.1	Amendment No. 1 dated June 10, 2001 to Albumin Supply Agreement dated June 22, 1999 (incorporated by reference to Exhibit 10.4.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.3.2	Addendum to Albumin Supply Agreement dated September 27, 2002 (incorporated by reference to Exhibit 10.3.2 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).**

10.4	Standard Industrial/Commercial Multi Tenant Lease Gross between Del Oro Gateway Partners, L.P. and The Western States Group, Inc., n/k/a SeraCare Life Sciences, Inc. dated as of April 16, 1998, and an addendum and the First Amendment thereto dated on or about April 16, 1998 and January 6, 1999 (incorporated by reference to Exhibit 10.7 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.4.1	Assignment and Assumption Agreement dated October 19, 1999 among Del Oro Gateway Partners, L.P. and Arthur Kazarian as Trustee for the General Wood Investment Trust and Second Addendum to Lease dated April 16, 1998 dated on or about October 12, 1998 (incorporated by reference to Exhibit 10.7.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.4.2	Second Lease Amendment dated February 11, 1999 (incorporated by reference to Exhibit 10.4.2 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).

10.4.3	Third Lease Amendment dated April 2001 (incorporated by reference to Exhibit 10.3.2 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).

Exhibit No.	Document Description

10.5	Master Separation and Distribution Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.8 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.5.1	Amendment No. 1 to the Master Separation and Distribution Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated August 1, 2001 (incorporated by reference to Exhibit 10.8.1 of Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on August 30, 2001).

10.6	General Assignment and Assumption Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.9 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.7	Trademark License Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.10 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.8	Employee Matters Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.11 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.9	Tax Sharing Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated June 10, 2001 (incorporated by reference to Exhibit 10.12 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.10	Supply and Services Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated August 29, 2001 (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Form 10 filed with the Securities and Exchange Commission on August 31, 2001).

10.11	2001 Stock Incentive Plan (incorporated by reference to Exhibit 4 on the Form S-8 filed with the Securities and Exchange Commission on November 20, 2003).*

10.12	Supply Agreement Between SeraCare Life Sciences, Inc. Instituto Grifols, S.A. and Wyeth Pharmaceuticals, Inc. dated September 27, 2002 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).**

10.13	Consulting Agreement between SeraCare Life Sciences, Inc. and Sam Anderson dated April 15, 2002 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).

10.13.1	Amendment to Consulting Agreement between SeraCare Life Sciences, Inc. and Sam Anderson dated December 8, 2003 (filed herewith).

10.14	Revolving Credit Agreement, dated as of October 8, 2003, among SeraCare Life Sciences, Inc. and Brown Brothers Harriman & Co. (incorporated by reference to Exhibit 10.1 on the Form 8-K filed with the Securities and Exchange Commission on October 10, 2003).

10.15	Revolving Promissory Note (Secured), dated October 8, 2003, made by SeraCare Life Sciences, Inc. in favor of Brown Brothers Harriman & Co. (incorporated by reference to Exhibit 10.2 on the Form 8-K filed with the Securities and Exchange Commission on October 10, 2003).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of BDO Seidman LLP (filed herewith).

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr. (filed herewith).

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart (filed herewith).

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr. (filed herewith).

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart (filed herewith).

*	Management contract or compensatory plan or arrangement.
**	Portions of these agreements have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
Date:	December 22, 2003	By:	/s/ MICHAEL F. CROWLEY, Jr.
Michael F. Crowley, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date:	December 22, 2003	By:	/s/ TIM T. HART
Tim T. Hart Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Michael F. Crowley, Jr. and Tim T. Hart, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ BARRY D. PLOST Barry D. Plost	Chairman of the Board	December 22, 2003

/s/ MICHAEL F. CROWLEY, Jr. Michael F. Crowley, Jr.	Chief Executive Officer (Principal Executive Officer)	December 22, 2003

/s/ TIM T. HART Tim T. Hart	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2003

/s/ SAMUEL ANDERSON Samuel Anderson	Director	December 22, 2003

/s/ JERRY L. BURDICK Jerry L. Burdick	Director	December 22, 2003

/s/ ROBERT J. CRESCI Robert J. Cresci	Director	December 22, 2003

/s/ EZZAT JALLAD Ezzat Jallad	Director	December 22, 2003

/s/ DR. BERNARD KASTEN Dr. Bernard Kasten	Director	December 22, 2003
/s/ DR. NELSON TENG Dr. Nelson Teng	Director	December 22, 2003

SeraCare Life Sciences, Inc.

Index to Financial Statements

Independent Auditors’ Report—KPMG LLP	F-2

Report of Independent Certified Public Accountants—BDO Seidman, LLP	F-3

Audited Financial Statements:

Balance Sheets as of September 30, 2003 and 2002	F-4

Statements of Operations for the years ended September 30, 2003 and 2002, seven months ended September 30, 2001 and year ended February 28, 2001	F-5

Statements of Stockholders’ Equity for the years ended September 30, 2003 and 2002, seven months ended September 30, 2001 and year ended February 28, 2001	F-6

Statements of Cash Flows for the years ended September 30, 2003 and 2002, seven months ended September 30, 2001 and year ended February 28, 2001	F-7

Notes to Financial Statements	F-8

All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require the schedule or because the information required is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2003 and 2002 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Diego, California

December 17, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

SeraCare Life Sciences, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of SeraCare Life Sciences, Inc. for the seven months ended September 30, 2001 and the year ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the results of operations and cash flows of SeraCare Life Sciences, Inc. for the seven months ended September 30, 2001 and the year ended February 20, 2001, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in the financial statements, prior to September 24, 2001 the Company operated as a wholly owned subsidiary of Biomat USA, Inc. (formerly known as SeraCare, Inc.).

/s/    BDO SEIDMAN, LLP

Los Angeles, California

December 10, 2001

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$2,988,723	$4,817,755
Accounts receivable, less allowance for doubtful accounts of $89,275 and $236,117, respectively	5,969,100	2,167,480
Inventory	10,553,658	8,314,341
Prepaid expenses and other current assets	224,932	319,889

Total current assets	19,736,413	15,619,465

Property and equipment, net	1,227,746	856,261
Goodwill	6,775,188	3,514,233
Other assets	112,500	—

Total assets	$27,851,847	$19,989,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,887,738	$1,213,679
Accounts payable to related parties	2,414,670	744,058
Accrued expenses	626,158	755,384
Related party bridge note	2,500,000	—

Total current liabilities	7,428,566	2,713,121

Commitments and contingencies (notes 5, 8 and 9)	—	—

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,714,492 and 7,374,078 issued and outstanding as of September 30, 2003 and 2002, respectively	1,750,174	1,219,985
Additional paid-in capital	13,519,422	13,519,422
Retained earnings	5,153,685	2,537,431

Total stockholders’ equity	20,423,281	17,276,838

Total liabilities and stockholders’ equity	$27,851,847	$19,989,959

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Net sales	$23,202,760	$25,307,501	$7,753,870	$19,663,336
Cost of sales	16,075,111	17,932,775	12,526,182	13,197,646

Gross profit (loss)	7,127,649	7,374,726	(4,772,312)	6,465,690
Selling, general and administrative expenses	4,233,351	3,894,578	2,511,492	2,759,445

Income (loss) from operations	2,894,298	3,480,148	(7,283,804)	3,706,245
Other income	6,206	170,156	—	11,488

Income (loss) before income tax expense	2,900,504	3,650,304	(7,283,804)	3,717,733
Income tax expense	284,250	25,470	—	1,524,271

Net income (loss)	$2,616,254	$3,624,834	$(7,283,804)	$2,193,462

Earnings (loss) per common share:
Basic	$0.35	$0.49	$(1.28)	$0.39

Diluted	$0.31	$0.44	$(1.28)	$0.39

Weighted average shares used in per share calculation:
Basic	7,487,714	7,374,078	5,679,019	5,633,467

Diluted	8,321,113	8,315,290	5,679,019	5,633,467

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2003 and 2002, Seven Months Ended September 30, 2001 and

Year Ended February 28, 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, February 29, 2000	5,633,467	$1,000	$144,924	$4,002,939	$4,148,863
Net income	—	—	—	2,193,462	2,193,462

Balance, February 28, 2001	5,633,467	1,000	144,924	6,196,401	6,342,325
Value of options and warrants granted	—	—	155,900	—	155,900
Stock issued from exercise of options and warrants	1,700,611	1,167,406	—	—	1,167,406
Contribution to capital in conjunction with spin-off (note 13)	—	—	13,218,598	—	13,218,598
Net loss	—	—	—	(7,283,804)	(7,283,804)

Balance (deficit), September 30, 2001	7,334,078	1,168,406	13,519,422	(1,087,403)	13,600,425
Value of options and warrants granted	—	51,579	—	—	51,579
Stock issued from exercise of options and warrants	40,000	—	—	—	—
Net income	—	—	—	3,624,834	3,624,834

Balance, September 30, 2002	7,374,078	1,219,985	13,519,422	2,537,431	17,276,838
Stock issued from exercise of options and warrants	278,192	151,832	—	—	151,832
Common stock repurchase	(4,780)	(21,643)	—	—	(21,643)
Stock issued in conjunction with acquisition	67,002	400,000	—	—	400,000
Net income	—	—	—	2,616,254	2,616,254

Balance, September 30, 2003	7,714,492	$1,750,174	$13,519,422	$5,153,685	$20,423,281

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,616,254	$3,624,834	$(7,283,804)	$2,193,462
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	145,581	95,139	148,543	258,228
Allowance for doubtful accounts	18,274	18,816	381,926	106,041
Write-down of specialty plasma inventory	—	—	7,317,000	—
Noncash charge for issuance of options	—	51,579	155,900	—
(Increase) decrease from changes in:
Accounts receivable	(3,819,894)	(509,528)	2,365,353	309,683
Inventory	(1,611,884)	(997,763)	(2,958,335)	(6,101,295)
Prepaid expenses and other current assets	94,957	(88,501)	(51,226)	(92,061)
Other assets	(112,500)	—	225,913	(124,075)
Accounts payable	674,059	(566,187)	(1,874,436)	(858,701)
Accounts payable to related parties	1,670,612	744,058	—	—
Accrued expenses	(129,226)	622,958	65,714	(81,102)

Net cash (used in) provided by operating activities	(453,767)	2,995,405	(1,507,452)	(4,389,820)

Cash flows from investing activities:
Purchases of property and equipment	(393,066)	(383,556)	(241,975)	(146,382)
Acquisition of BioMedical Resources, Inc.	(3,612,388)	—	—	—

Net cash used in investing activities	(4,005,454)	(383,556)	—	—

Cash flows from financing activities:
Advances from former parent	—	—	2,719,458	4,261,834
Exercise of options and warrants	151,832	—	1,167,406	—
Common stock repurchase	(21,643)	—	—	—
Cash from debt borrowing	2,500,000	—	—	—

Net cash provided by financing activities	2,630,189	—	3,886,864	4,261,834

Net (decrease) increase in cash and cash equivalents during the period	(1,829,032)	2,611,849	2,137,437	(274,368)
Cash and cash equivalents, beginning of period	4,817,755	2,205,906	68,469	342,837

Cash and cash equivalents, end of period	$2,988,723	$4,817,755	$2,205,906	$68,469

Supplemental disclosure of noncash investing and financing activities:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Assets acquired:
Inventory	$627,433	$—	$—	$—
Property and equipment, net	124,000	—	—	—
Goodwill (including $62,388 in transaction costs)	3,260,955	—	—	—

Purchase of BioMedical Resources, Inc.	$4,012,388	$—	$—	$—

Cash paid for assets and transaction costs	$3,612,388	$—	$—	$—
Stock issued for the purchase of BioMedical Resources, Inc.	400,000	—	—	—

Purchase of BioMedical Resources, Inc.	$4,012,388	$—	$—	$—

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

SeraCare Life Sciences, Inc. (the “Company”), a California corporation, changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. SeraCare Life Sciences is a manufacturer and marketer of human and animal based diagnostic, therapeutic, and research products based in Oceanside, California, with a satellite office in Hatboro, Pennsylvania, and distributors in Europe and South Korea. The Company is a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and is listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration (“FDA”). Its primary focus is the development and sale of human and animal plasma-based diagnostic, therapeutic, and research products to domestic and international customers. Through strategic alliances with Biomat USA, Inc., the Company has access to a nationwide network of donor centers. This has historically provided the basis for its development of human plasma-based products and services. Through a strategic alliance with Proliant, Inc., it has access to bovine serum, which has provided the basis for development of bovine serum-based products. The Company also provides antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits).

Basis of Presentation

On November 6, 2001, the Board of Directors of the Company elected to change the Company’s fiscal year from February 28/29 to September 30. The financial statements included herein include: the years ended September 30, 2003 and 2002, the seven months ended September 30, 2001 (“Transition Period”); and the fiscal year ended February 28, 2001. On September 24, 2001, the common stock of the Company was distributed by Biomat USA, Inc. (formerly known as SeraCare, Inc.) to its stockholders in a spin-off transaction. The financial statements for the periods prior to fiscal 2002 included herein include an amount that management considers to be a reasonable allocation of general corporate expenses. Management and administrative salaries are allocated based upon estimated time devoted to the operations of the Company. All other allocations of general corporate expenses were based upon specific identification or the relationship of the Company’s operations to overall operations of Biomat USA, Inc. Management believes that such allocation of general corporate expenses is representative of the expenses the Company will incur as an independent public company. Included in selling, general and administrative expenses are $57,351 and $98,317 for the seven months ended September 30, 2001 and the year ended February 28, 2001, respectively, resulting from such allocation. The Company did not have an interest agreement with its former parent and no interest was charged on the inter-company advances for the periods presented.

Revenue Recognition

The Company records revenue upon shipment of its products, at which time title passes to the buyer. The Company generally sells its products to pharmaceutical and other biotechnology companies. Historically, returns have not been significant and therefore have not impacted revenue recognized.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $124,067, $30,929, $28,549, and $14,053 for the years ended September 30, 2003 and 2002, and the seven months ended September 30, 2001, and for the year ended February 28, 2001, respectively.

Inventory

Inventory, which consists primarily of blood plasma, is valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 21, 2001 Biomat USA, Inc. and the Company announced that the Collaboration Agreement with Quest Diagnostics, which focused on specialty plasma, would terminate effective October 31, 2001 and would not be assigned to SeraCare Life Sciences, Inc. As a result, the Company wrote-down approximately $7.3 million of inventory, which is included in cost of sales for the seven months ended September 30, 2001, to its estimated net realizable value without the Collaboration Agreement.

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

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and related party bridge note approximate their fair value.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets. The Company adopted Statement of Accounting Standards “SFAS” No. 142 , “Goodwill and Other Intangible Assets” effective October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is evaluated annually to ensure value and that no impairment has taken place since the last evaluation. The Company has identified its reporting units to be its operating segments and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units as of October 1, 2001. Under the provisions of SFAS No. 142, the Company performed an annual goodwill impairment assessment during the last fiscal quarter, which resulted in no impairment to the carrying value of goodwill as of September 30, 2003. In connection with the adoption of SFAS No. 142, the Company discontinued amortization of its goodwill which amounted to approximately $220,000 annually.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had the Company accounted for its goodwill under the provision of SFAS No. 142 beginning March 1, 2000, the Company’s net income (loss) and earnings (loss) per common share would have been as follows:

	Year Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Net income (loss) as reported	$2,616,254	$3,624,834	$(7,283,804)	$2,193,462
Amortization of goodwill	—	—	122,867	220,615

Net income (loss) as adjusted	$2,616,254	$3,624,834	$(7,160,937)	$2,414,077

Earnings (loss) as adjusted per common share:
Basic	$0.35	$0.49	$(1.26)	$0.43

Diluted	$0.31	$0.44	$(1.26)	$0.43

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those regarding the recoverability of long-lived assets, collectability of accounts receivable, the net realizable value of inventory, and the deferred tax asset valuation allowance.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense.

Impairment of Long-Lived Assets

Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has only adopted the disclosure provision of SFAS No. 148.

At September 30, 2003, the Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee and director compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

The Company estimates the fair value of each stock option, using the Black Scholes model, at the weighted-average assumption used for grants for the years ended September 30, 2003 and 2002, and the seven months ended September 30, 2001: dividend yield of zero%; expected volatility of 69.7%, 47.5%, and 16.7%; risk free interest rate of 3.00%, 3.00%, and 3.75%, and expected life of 3 years, 3 years, and 5 years, respectively.

	Year Ended September 30,		Seven Months Ended September 30, 2001
	2003	2002
Net income (loss), as reported	$2,616,254	$3,624,834	$(7,283,804)
Add: Stock-based compensation expense included in report of net income	—	51,579	155,900
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(200,232)	(531,148)	(206,153)

Pro forma net income (loss)	$2,416,022	$3,145,265	$(7,334,059)

Earnings (loss) per common share:
Basic-as reported	$0.35	$0.49	$(1.28)

Basic—pro forma	$0.32	$0.43	$(1.29)

Diluted—as reported	$0.31	$0.44	$(1.28)

Diluted—pro forma	$0.29	$0.38	$(1.29)

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Earnings Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options using, the treasury stock method. As the Company incurred a loss for the seven months ended September 30, 2001, diluted shares outstanding excludes all potential dilutive securities, as their inclusion would have been anti-dilutive. No dilutive securities were outstanding for the fiscal year ended February 28, 2001.

The computations for basic and diluted earnings per share are as follows:

	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Year Ended September 30, 2003
Basic earnings per share:
Net income	$2,616,254	7,487,714	$0.35

Diluted earnings per share:
Dilutive stock options and warrants		833,399

Net income plus assumed conversions	$2,616,254	8,321,113	$0.31

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		710,097

Year Ended September 30, 2002
Basic earnings per share:
Net income	$3,624,834	7,374,078	$0.49

Diluted earnings per share:
Dilutive stock options and warrants		787,343

Net income plus assumed conversions	$3,624,834	8,161,421	$0.44

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		941,212

Seven Months Ended September 30, 2001
Basic loss per share:
Net loss	$(7,283,804)	5,679,019	$(1.28)

Diluted loss per share:
Dilutive stock options and warrants		—

Net loss plus assumed conversions	$(7,283,804)	5,679,019	$(1.28)

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		—

Year Ended February 28, 2001
Basic earnings per share:
Net income	$2,193,462	5,633,467	$0.39

Diluted earnings per share:
Dilutive stock options and warrants		—

Net income plus assumed conversions	$2,193,462	5,633,467	$0.39

Potential dilutive securities not included above since they are antidilutive:
Antidilutive stock options		—

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Composition of Certain Financial Statement Captions

Property and equipment consist of the following as of September 30:

	2003	2002
Furniture and equipment	$901,688	$668,204
Computer equipment and software	202,588	161,133
Leasehold improvements	223,965	185,760

	1,328,241	1,015,097
Less: accumulated depreciation and amortization	(385,817)	(240,236)
Construction in progress	285,322	81,400

Property and equipment, net	$1,227,746	$856,261

Accrued expenses consist of the following as of September 30:

	2003	2002
Accrued discretionary 401(k) match	$80,000	$161,536
Accrued payroll (accrued vacation and bonuses)	142,910	233,303
Other	403,248	360,545

	$626,158	$755,384

5.    Leases

The Company is currently leasing its headquarters under a noncancelable lease agreement, which expires in August 2006. The lease includes one renewal option for an additional five years. The Company is also currently leasing property in Hatboro, Pennsylvania under a noncancelable lease agreement, which expires in 2008 with one renewal option for an additional five years. Future minimum rental obligations under the aforementioned lease agreements are as follows:

Fiscal year ending	Amount
2004	$197,237
2005	202,680
2006	194,120
2007	37,547
2008	38,673

$670,257

Rent expense was $176,980, $158,253, $44,620, and $98,961 for the years ended September 30, 2003 and 2002, seven months ended September 30, 2001, and the year ended February 28, 2001, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

Income tax expense consists of the following:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Current tax provision:
Federal	$44,711	$—	$—	$1,338,384
State	239,539	25,470	—	185,887

Total current provision	284,250	25,470	—	1,524,271
Deferred (benefit) tax provision:
Federal	(832,370)	(1,116,566)	(2,622,169)	—
State	(66,188)	23,890	(364,190)	—

Total deferred (benefit)	(898,558)	(1,092,676)	(2,986,359)	—
Total (benefit) provision	(638,475)	(1,067,206)	(2,986,359)	1,524,271
Valuation allowance	898,558	1,092,676	2,986,359	—

Income tax expense	$284,250	$25,470	$—	$1,524,271

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Computed provision for taxes	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.9	0.5	5.0	5.0
Other	(0.4)	(2.8)	—	—
Goodwill	—	—	2.0	2.0
Change in valuation allowance	(28.7)	(31.0)	(41.0)	—

Effective tax rate	9.8%	0.7%	—	41.0%

Loss carryforward:
Federal	$1,702,084 expires in 2020
State	$3,624,000 expires in 2010

	As of September 30,
	2003	2002
Deferred tax assets, primarily net operating loss carryforwards	$995,125	$1,893,683
Less valuation allowance	(995,125)	(1,893,683)

Net deferred tax asset	$—	$—

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

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. As realization cannot be assured, management believes, based on risk factors and net operating loss carryforwards, it is not more likely than not that the deferred tax asset will be realized and therefore, has recorded a valuation allowance for the total balance as of September 30, 2003. During the years ended September 30, 2003 and September 30, 2002, the deferred tax valuation allowance was reduced by $898,558 and $1,092,676. Income tax expense for the year ended September 30, 2003 consisted of federal alternative minimum tax and state tax. During September 2002, the State of California initiated a two-year moratorium on the use of net operating loss carryforwards thereby eliminating the Company’s ability to use state net operating loss carryforwards during this moratorium period.

7.    Related–Party Bridge Note

In order to fund the cash portion of the purchase price of the BioMedical Resources, Inc. acquisition (see note 16), the Company borrowed $2,500,000 from Mr. Plost, a related party (see note 11), which loan was secured by all the Company’s assets. Interest was payable at the rate of 6% per annum and was payable in full on or before October 14, 2003. On October 7, 2003, the loan was repaid by the Company.

8.    Commitments

Litigation

There are no material pending legal proceedings to which the Company is a party, other than routine litigation occurring in the normal course of the Company’s operations.

Purchase Commitments

In June 2002 the Company signed a three-year extension to its distribution agreement for the purchase of Bovine Serum Albumin and related products. The minimum annual purchase requirements under this new agreement are approximately $2,000,000 and $2,600,000, for the years ending September 30, 2004 and September 30, 2005, respectively.

9.    Risks and Uncertainties, Significant Customers and Sales Commitments

Storage of plasma and plasma products, labeling, and distribution activities are subject to strict regulation and licensing by the FDA. The Company’s facility is subject to periodic inspection by the FDA. Failure to comply or correct deficiencies with applicable laws or regulations could subject the Company to enforcement action, including product seizures, recalls, and civil and criminal penalties. Any one or more could have a material adverse effect on the Company’s business.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the year ended September 30, 2003, approximately 33% of net sales were to two customers. These customers represented 50% of the year-end accounts receivable. During the year ended September 30, 2002, approximately 49% of net sales were to two customers. These customers did not have significant receivable balances at year end, and a third customer represented 28% of year-end accounts receivables. For the seven months ended September 30, 2001, approximately 26% of net sales were to one customer. This customer represented approximately 35% of year-end accounts receivable. During the year ended February 28, 2001, approximately 49% of net sales were to three customers.

Customers with more than 10% of the Company’s total net sales are as follows:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Customer A	20%	27%	—%	24%
Customer B	—	—	—	15%
Customer C	—	—	—	10%
Customer D	13%	22%	26%	—

Customers with more than 10% of accounts receivable as of September 30 are as follows:

	2003	2002
Customer A	25%	—
Customer D	25%	—
Customer E	—	28%

Information regarding our geographical concentration of net sales is as follows:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Years Ended February 28, 2001
	2003	2002
United States	$16,357,708	$16,677,558	$3,847,473	$11,480,822
Europe	2,935,220	2,681,324	1,476,830	5,545,673
Korea	3,505,627	5,891,674	2,026,121	1,847,654
Other	404,205	56,945	403,446	789,187

	$23,202,760	$25,307,501	$7,753,870	$19,663,336

10.    Segment Information

The Company’s business activities are divided, managed and conducted in two basic business segments, the Biopharmaceutical Products segment and the Diagnostic Products segment. In prior period reporting these segments were known, respectively, as Therapeutic Products and Diagnostic Products. These two segments were determined by management based upon the inherent differences in the end use of the products, the inherent differences in the value added processes made by the Company, the differences in the regulatory requirements and the inherent differences in the strategies required to successfully market finished products.

The Biopharmaceutical Products segment includes sale of plasma and Human Serum Albumin to therapeutic manufacturers, the sale of cell culture products, and the sale of life science research products to biotechnology,

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

pharmaceutical, and life science companies. The Diagnostic Products segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls, calibrators, reagents and specialty test kit reagents.

The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. In general, gross profit and operating income are deemed to be the most significant measurements of performance, although collection volumes and certain controllable costs also provide useful “early warning signs” of future performance. The following segment financial statements have been prepared on the same basis as the Company’s financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies.

The Company’s segment information for the years ended September 30, 2003 and 2002, seven months ended September 30, 2001, and for the year ended February 28, 2001 is as follows:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Net sales
Biopharmaceutical Products	$13,188,511	$11,858,054	$2,546,562	$9,187,197
Diagnostic Products	10,014,249	13,449,447	5,207,308	10,476,139

Total	$23,202,760	$25,307,501	$7,753,870	$19,663,336

Gross profit (loss)
Biopharmaceutical Products	$3,666,194	$4,388,614	$449,458	$1,021,169
Diagnostic Products	3,461,455	2,986,112	(5,221,770)	5,444,521

Total	$7,127,649	$7,374,726	$(4,772,312)	$6,465,690

Income (loss) from operations:
Biopharmaceutical Products	$1,936,088	$2,642,356	$298,974	$585,453
Diagnostic Products	1,827,967	1,706,066	(7,582,778)	3,120,792
Corporate and Other	(869,757)	(868,274)	—	—

Total	$2,894,298	$3,480,148	$(7,283,804)	$3,706,245

Identifiable assets:
Biopharmaceutical Products	$4,776,318	$2,097,770	$1,854,664	$3,654,967
Diagnostic Products	11,766,340	8,623,686	7,138,682	12,444,323
Corporate and Other	11,309,189	9,268,504	6,519,371	4,463,189

Total	$27,851,847	$19,989,959	$15,512,717	$20,562,479

Depreciation and amortization:
Biopharmaceutical Products	$76,778	$17,126	$43,454	$56,392
Diagnostic Products	68,803	78,013	105,089	198,836

Total	$145,581	$95,139	$148,543	$258,228

Capital expenditures:
Biopharmaceutical Products	$211,562	$2,964	$19,816	$33,668
Diagnostic Products	117,533	219,459	222,158	112,714
Corporate and Other	63,971	161,133	—	—

Total	$393,066	$383,556	$241,975	$146,382

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

“Corporate and Other” includes unallocated corporate overhead, and other income (expense) amounts which are not specifically attributable to either segment. Identifiable assets of each segment consist primarily of accounts receivable and inventories. Corporate assets include cash and other assets not specifically allocable to either segment.

11.    Related Party Transactions

The Company is a party to an agreement with Biomat USA, Inc. which sets forth the terms and conditions pursuant to which Biomat USA, Inc. will supply us with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. will also provide plasmapheresis services on donors referred by the Company, including collecting, testing and delivering the plasma to us. The plasma products provided by Biomat USA, Inc. to the Company under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

The Company is also party to an agreement with Instituto Grifols S.A. (a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols S.A. supplies it with Human Serum Albumin, which the Company then distributes to various biotech companies. Under this agreement, Instituto Grifols S.A. also supplies the Company with Human Serum Albumin for use in diagnostic products. The Company obtains a substantial portion of its revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied by Instituto Grifols S.A. under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with the agreement for the supply of Human Serum Albumin that the Company entered into with one of its significant customers, it also amended the terms of the agreement with Instituto Grifols S.A. to conform certain aspects of the agreement with this customer contract.

Probitas Pharma S.A. currently holds a five-year warrant to purchase 563,347 shares of the Company’s common stock. On September 25, 2001, Probitas Pharma S.A., through its subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc., our former parent. The Company purchased from subsidiaries of Biomat USA, Inc. products and services totaling $5,315,881 during fiscal 2001, $2,926,969 during the seven months ended September 30, 2001, $268,196 during the year ended September 30, 2002, and $2,602,950 during the year ended September 30, 2003. During the same periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $4,619,291, $856,481, $8,746,472, and $5,790,904, respectively.

Mr. Barry D. Plost is currently Chairman of the Board of Directors of the Company. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently Secretary of the Company as well as a member of the Company’s Board of Directors. Mr. Burdick is also the Chief Financial Officer of Biomat USA, Inc.

Mr. Sam Anderson, a current Board Member became a consultant to the Company effective April 15, 2002. The Company pays Mr. Anderson an annual consulting fee of $56,000.

For his services on the Scientific Advisory Board, one Board Member was granted an option in July, 2002 to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and a non-cash

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

compensation expense of $51,579 was recorded during the year ended September 30, 2002, and is reflected in the accompanying statement of operations under general and administration expenses. No such grant occurred during the year ended September 30, 2003.

During November 2002, we took delivery of a computer hardware and software system from a wholly owned subsidiary of a company for which one of the Company’s directors, Dr. Bernard L. Kasten, serves as an officer. The system was purchased in an arms length transaction and is to be used as the data depository for our new BioBank product offering. On September 30, 2003, we had $177,681 in accounts payable related to the computer hardware and software system. This amount is classified within accounts payable to related parties in the accompanying balance sheet.

In order to fund the cash portion of the purchase price of the BioMedical Resources, Inc. acquisition (see note 7), the Company borrowed $2,500,000 from Mr. Plost, which loan was secured by all the Company’s assets. Interest was payable at the rate of 6% per annum and was payable in full on or before October 14, 2003. On October 7, 2003, the entire loan was repaid by the Company.

12.    Stockholders’ Equity

On September 24, 2001 in conjunction with the spin-off transaction, the Company issued 5,633,467 shares of no-par common stock. As of the date of the spin-off, the net inter-company amount due to Biomat USA, Inc. was deemed additional investment and accordingly was reclassified to additional paid-in capital. This resulted in a $13,218,598 contribution to paid-in capital.

13.    Stock Options and Warrants

In September 2001 the Shareholders approved the SeraCare Life Sciences, Inc. 2001 Stock Incentive Plan (“the Plan”), which provides for the granting of up to 600,000 shares of common stock in the form of both incentive stock options and nonqualified stock options; options that are granted to employees generally vest after 3 years, options that are granted to board members generally vest immediately. Options have a maximum term of ten years. In February 2003, shareholders approved an amendment to the Plan, which, among other amendments, added another 400,000 shares of common stock in the form of both incentive stock options and nonqualified stock options. As of September 30, 2003 and 2002, respectively, options to purchase an aggregate of 605,000 (25,000 of which were cancelled) and 410,000 shares had been granted under the Plan, and options to purchase an additional 420,000 and 190,000 were available for future grant under the Plan.

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

During the years ended September 30, 2003 and 2002, respectively, the Company issued 85,000 and 185,000 options to its senior management team at an average exercise price of $4.50 and $3.24, respectively. During the years ended September 30, 2003 and 2002, the Company also issued 110,000 and 225,000 options to its Board members at an average exercise price of $5.22 and $5.92, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for all stock options and warrants outstanding at September 30, 2003:

	Shares	Weighted Average Exercise Price
Granted	3,116,392	$1.21
Exercised	(1,700,611)	$0.66

Outstanding at September 30, 2001	1,415,781	$1.87
Granted	410,000	$4.74
Exercised	(40,000)	$1.00

Outstanding at September 30, 2002	1,785,781	$2.55

Granted	195,000	$4.90
Exercised	(290,712)	$0.74
Cancelled	(25,000)	$4.30

Outstanding at September 30, 2003	1,665,069	$3.15

Options and warrants exercisable at September 30, 2003	1,420,069	$2.69

The following table summarizes weighted-average information about stock options and warrants at September 30, 2003:

	Shares	Outstanding		Exercisable
Range of Exercise Prices		Life (Months)	Exercise Price	Shares	Exercise Price
$0.01	2,222	3	$0.01	2,222	$0.01
$0.45-$0.65	54,000	30	$0.65	54,000	$0.65
$0.80-$1.00	395,500	30	$0.98	395,500	$0.98
$1.18-$1.19	30,000	26	$1.18	30,000	$1.18
$3.05-$4.05	788,347	52	$3.15	563,347	$3.05
$5.00-$5.93	395,000	38	$5.82	375,000	$6.13

	1,665,069		$3.15	1,420,069	$2.69

14.    Allowance for doubtful accounts

Changes in the allowance for doubtful accounts were as follows:

	Years Ended September 30,		Seven Months Ended September 30, 2001	Year Ended February 28, 2001
	2003	2002
Beginning balance	$236,117	$318,930	$106,041	$—
Costs charge to expense	18,274	18,816	381,926	106,041
Write-offs and adjustments	(131,853)	(36,461)	(169,037)	—
Recoveries	(33,263)	(65,168)	—	—

Ending balance	$89,275	$236,117	$318,930	$106,041

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.    Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly data is as follows:

	Three months ended
	December 31	March 31	June 30	September 30
Year ended September 30, 2003:
Net sales	$5,794,058	$6,089,175	$6,414,701	$4,904,826
Gross profit	$1,719,373	$1,822,093	$1,856,560	$1,729,623
Income from operations	$787,624	$865,650	$689,683	$551,341
Net income	$723,032	$788,507	$628,267	$476,448
Earnings per common share:
Basic	$0.10	$0.11	$0.08	$0.06
Diluted	$0.09	$0.10	$0.08	$0.06
Year ended September 30, 2002:
Net sales	$6,427,037	$7,284,534	$6,108,423	$5,487,507
Gross profit	$1,932,128	$2,160,884	$1,812,836	$1,468,878
Income from operations	$849,183	$1,002,209	$792,219	$836,537
Net income	$826,552	$1,011,840	$934,987	$851,455
Earnings per common share:
Basic	$0.11	$0.14	$0.13	$0.12
Diluted	$0.10	$0.12	$0.11	$0.11

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.    Acquisition

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. (BMR). BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls.

The purchase priced paid by the Company for BMR was $3,950,000, which consisted of $3,550,000 in cash and 67,002 shares of common stock having an aggregate value of $400,000. In addition, as partial consideration, the Company agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006, earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business.

The cash portion of the purchase price, excluding the earn-out payments, was paid by the Company at the closing of the acquisition on July 16, 2003. To fund the cash portion of the purchase price, the Company borrowed $2,500,000 from Mr. Plost, which loan was secured by all the Company’s assets. This loan was subsequently repaid by the Company (see notes 7 and 11). The remainder of the cash portion of the purchase price was paid by the Company out of its cash reserves.

The Company incurred transaction costs of $62,388. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the statement of operations from the date of acquisition. The results of operations from July 16, 2003 to September 30, 2003 were immaterial. The allocation of the fair values of assets and liabilities were based upon the Company’s appraisal of such values. The excess of the purchase price over acquired assets was $3,198,567 and is classified as goodwill.

A summary of the allocation of the purchase price is as follows.

Assets acquired:
Inventory	$627,433
Property and equipment, net	124,000
Goodwill	3,198,567

Total BMR purchased assets	$3,950,000

The entire amount of goodwill of $3,198,567 is expected to be tax deductible for tax purposes over 15 years.

17.    Subsequent Events

On October 9, 2003, the Company entered into a two year, $10,000,000 secured line of credit. The line is secured with the Company’s assets. The Company intends to use this facility primarily to finance future acquisitions. There was a 1.25% origination fee on the total commitment amount which was paid at the closing. The Company can select an interest rate of prime plus 0.50% or LIBOR plus 3.50% on amounts borrowed on the line. The line of credit also requires that certain debt covenants be maintained by the Company.