Form 10-Q
period 2003-12-31
SERACARE LIFE SCIENCES INC
filed 2004-02-17
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☐ No ☒

As of January 31, 2004, 7,814,433 shares of the Registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

(in thousands, except for share data)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$328	$2,989
Accounts receivable, net of allowance for doubtful accounts of $89 as of December 31, 2003 and September 30, 2003	5,024	5,969
Inventory, net	11,434	10,554
Prepaid expenses and other current assets	794	225

Total current assets	17,580	19,737
Property and equipment, net	1,260	1,228
Goodwill	6,785	6,775
Other assets	412	112

Total assets	$26,037	$27,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,619	$1,888
Accounts payable to related parties	907	2,415
Accrued expenses	670	626
Related party bridge note	—	2,500

Total current liabilities	4,196	7,429
Line of credit	500	—

Total liabilities	4,696	7,429

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and Outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,812,433 and 7,714,492 shares issued and outstanding as of December 31, 2003 and September 30, 2003, respectively	1,901	1,750
Additional paid-in capital	13,519	13,519
Retained earnings	5,921	5,154

Total stockholders’ equity	21,341	20,423

Total liabilities and stockholders’ equity	$26,037	$27,852

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2003	2002
Net sales	$4,977	$5,794
Cost of sales	3,073	4,075

Gross profit	1,904	1,719
Selling, general and administrative expenses	1,314	932

Income from operations	590	787
Other (expense) income	(24)	15

Income before income tax (benefit) expense	566	802
Income tax (benefit) expense	(201)	79

Net income	$767	$723

Earnings per common share:
Basic	$0.10	$0.10

Diluted	$0.09	$0.09

Weighted average shares used in per share calculation:
Basic	7,729	7,374

Diluted	8,907	8,349

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended December 31,
	2003	2002
Cash Flows from Operating activities:
Net income	$767	$723
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	46	33
Non employee stock based compensation expense	40	—
Changes in operating assets and liabilities:
Accounts receivable, net	945	(521)
Inventory	(880)	(572)
Prepaid expenses and other current assets	(569)	51
Other assets	(300)	—
Accounts payable	731	370
Accounts payable to related parties	(1,508)	(107)
Accrued expenses	44	(242)

Net cash used in operating activities	(684)	(265)

Cash Flows from Investing activities:
Purchase of property and equipment	(78)	(216)
Acquisition of assets of BioMedical Resources, Inc.	(10)	—

Net cash used in investing activities	(88)	(216)

Cash Flows from Financing activities:
Exercise of options and warrants	111	—
Borrowings on line of credit	500	—
Principal payment of related party bridge note	(2,500)	—

Net cash used in financing activities	(1,889)	—

Net decrease in cash and cash equivalents	(2,661)	(481)
Cash and cash equivalents, beginning of period	2,989	4,818

Cash and cash equivalents, end of period	$328	$4,337

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Notes to Financial Statements

Unaudited

1.     Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 is unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of December 31, 2003 and the results of its operations and cash flows for the three months ended December 31, 2003 and 2002. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the applicable rules to Form 10-Q. The accompanying financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended September 30, 2003.

Certain amounts in prior period financial statements have been reclassified to conform to current period classifications.

2.     Stock-Based Compensation

At December 31, 2003, the Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123 to stock-based employee and director compensation.

	Three months ended December 31,
	2003	2002
	(in thousands, except for per share data)

Net income, as reported	$767	$723
Add: Stock-based compensation expense included in report of net income	40	—
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(173)

Pro forma net income	$627	$550

Earnings per common share:
Basic-as reported	$0.10	$0.10

Basic-pro forma	$0.08	$0.07

Diluted-as reported	$0.09	$0.09

Diluted-pro forma	$0.07	$0.07

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions were used for grants made during the three months ended, December 31, 2003 and 2002, respectively:

	Three months ended December 31,
	2003	2002
Risk free interest rate	2%	3%
Dividend yield	0%	0%
Expected volatility of the company’s stock	30%	47%
Weighted average expected life (in years)	3-7	3

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

	Three months ended December 31,
	2003	2002
	(in thousands, except for per share data)

Numerator for basic earnings per share – net income	$767	$723
Denominator – shares:
Weighted average common shares for basic earnings per share	7,729	7,374
Effect of dilutive securities	1,178	975

Dilutive potential shares for diluted earnings per share	8,907	8,349

Earnings per common share
Basic	$0.10	$0.10

Dilutive	$0.09	$0.09

Potentially dilutive securities not included above since they are antidilutive	785	764

4.     Income Taxes

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. As of December 31, 2003, management determined that it is more likely than not that the net operating loss carryforward (“NOL”) related to the deferred tax assets will be realized in future periods. As set forth in SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset of $298,000 for California net operating loss carryforwards was recorded as of December 31, 2003. The California NOL deferred tax asset is not expected to be utilized until 2005 due to a two-year state imposed moratorium on the use of these NOLs.

The Federal net operating loss carryforward is expected to be used during fiscal 2004 and therefore, in accordance with SFAS No. 109, the effective tax rate for 2004 assumes the use of all the federal net operating losses during fiscal 2004. For the three months ended December 31, 2003, the Company accrued income tax at the rate of 21.4%. At September 30, 2003, the Company had federal and California state net operating loss carryforwards of $1.7 million and $3.6 million, respectively.

5.     Commitments and Contingencies

Litigation

There are no material pending legal proceedings to which we are a party, other than routine litigation occurring in the normal course of our operations.

Line of Credit

During October 2003, the Company entered into a two-year, $10.0 million secured line of credit. The line of credit is secured by the Company’s assets. There was a 1.25% origination fee on the total commitment amount which was paid at the time of closing. The Company can select an annual interest rate of prime plus 0.50% or LIBOR plus 3.50% on amounts borrowed on the line of credit. As of December 31, 2003, the interest rate was 4.5%. Interest payments on funded amounts are due quarterly and any unpaid principal and interest is payable October 2005. An annual interest rate of 0.50% is charged on unfunded amounts and payable quarterly. The line of credit also requires that certain financial covenants be maintained by the Company. There are financial covenants that limit the Company’s level of debt and capital expenditures and covenants that require minimum levels of liquidity and profitability. The Company is in compliance with all covenants as of December 31, 2003. During December 2003, the Company borrowed $500,000 against the line of credit. As of December 31, 2003, the outstanding balance totaled $500,000 and $9.5 million was available for future borrowings.

Guarantees

The Company indemnifies directors and officers for third-party claims alleging certain breaches of their fiduciary duties as directors or officers. Certain costs incurred for providing such indemnification may be recovered under various insurance policies. The Company has not incurred obligations under these indemnification arrangements historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential director or officer indemnification obligations. The maximum potential amount of future payments that the Company could be required to make under the indemnification arrangements relating to officers and directors is unlimited.

6.    Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months ended December 31, 2003 and 2002 is as follows:

	Three months ended December 31,
	2003	2002
	(in thousands)
Net Sales:
Biopharmaceutical Products	$1,793	$3,574
Diagnostic Products	3,184	2,220

Total	$4,977	$5,794

Income (expense) from Operations:
Biopharmaceutical Products	$288	$590
Diagnostic Products	478	270
Corporate and Other	(176)	(73)

Total	$590	$787

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three months ended December 31, 2003 and 2002.

During the three months ended December 31, 2003, sales to one customer represented approximately 13% of net sales. During the three months ended December 31, 2002, approximately 40% of net sales were to two customers at 30% and 10%, respectively. As of December 31, 2003, two customers had receivable balances representing 30% and 11% of net accounts receivable, respectively. As of September 30, 2003, two customers had balances representing 50% of the total balance of net accounts receivable.

7.    Related Party Relationships and Transactions

The Company is party to an agreement with Biomat USA, Inc. (our former parent and a subsidiary of Probitas Pharma S.A.) which sets forth the terms and conditions pursuant to which Biomat USA, Inc. will supply the Company with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. also provides plasmapheresis services on donors referred by the Company, including collecting, testing and delivering the plasma to us. The plasma products provided by Biomat USA, Inc. to the Company under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

The Company is also a party to an agreement with Instituto Grifols, S.A. (also a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which the Company then distribute to various biotech companies.

Under this agreement, Instituto Grifols, S.A. also supplies the Company with Human Serum Albumin for use in diagnostic products. The Company obtains a substantial portion of our revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with an agreement for the supply of Human Serum Albumin that the Company entered into with one of the Company’s significant customers, the Company also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with the significant customer’s contract.

Probitas Pharma S.A. currently holds a five year warrant to purchase 563,347 shares of our common stock. On September 25, 2001, Probitas Pharma S.A., through its subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc., our former parent. The Company purchased from Biomat USA, Inc. during the three months ended December 31, 2003 and 2002, human blood plasma and services totaling $691,000 and $938,000, respectively. The Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $1.0 million and $1.7 million during the three months ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and September 30, 2003, the Company had accounts payable owed to Grifols, S.A. and related subsidiaries totaling $729,000 and $2.2 million, respectively. These amounts are classified with accounts payable to related parties in the accompanying balance sheets.

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

As of December 31, 2003 and September 30, 2003, the Company had approximately $178,000 in accounts payable relating to a computer hardware and software system that resulted from a previous transaction in 2002 with a company in which one of the Company’s Directors serves as an officer. This transaction was deemed to have been arms length and the amount is classified within accounts payable to related parties in the accompanying balance sheet.

In July 2003, the Company borrowed $2.5 million from Mr. Plost, a Director, to fund a cash portion of the purchase of BioMedical Resources, Inc. During October 2003, the Company repaid the short-term loan in full plus interest of approximately $9,000.

For his services on the Scientific Advisory Board, one Board Member was granted an option in October 2003 to purchase 25,000 shares of common stock at an exercise equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and a non-cash compensation expense of $40,000 was recorded during the three months ended December 31, 2003 and is reflected in the accompanying statement of operations under general and administration expenses. The fair value of the option was determined using the following assumptions: a risk free interest rate of 2%; dividend yield of zero; volatility of the expected market price of the Company’s common stock of 30%, and a weighted average expected life of the option of 3 years.

8.    Subsequent Event

During January 2004, the Company entered into an exclusive agreement with SurModics, Inc. (“SurModics”) to distribute in vitro diagnostic stabilization products in the United States and Puerto Rico. The Company is committed to purchase a minimum of $7.7 million in products from SurModics between January 2004 and March 2007, the termination date of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements. All statements regarding SeraCare Life Sciences, Inc.’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to be correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to differences are discussed under the caption “Risk Factors” as described in our Annual Report on Form 10-K for the year ended September 30, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Net Sales

Net sales totaled $5.0 million and $5.8 million for the three months ended December 31, 2003 and 2002, respectively. The decline in sales for the three months ended December 31, 2003 is attributed to a decline in Biopharmaceutical segment product sales. Biopharmaceutical segment product sales totaled $1.8 million and $3.6 million for the three months ended December 31, 2003 and 2002, respectively. The decline in sales was largely due to the loss of $1.6 million in sales to one customer that no longer required the use of our biopharmaceutical product after August 2003. Diagnostic segment product sales totaled $3.2 million and $2.2 million for the three months ended December 31, 2003 and 2002, respectively. This increase in diagnostic segment product sales is primarily attributed to the acquisition of BioMedical Resources, Inc. (“BMR”) and its related customer base.

Gross Profit

The gross profit and gross margin totaled $1.9 million and 38% for the three months ended December 31, 2003 compared to $1.7 million and 30% for three months ended December 31, 2002. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments. Additionally, the customer base shifted from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1.3 million and $932,000 for the three months ended December 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses is primarily the result of additional headcount and corresponding personnel costs combined with increased legal expenditures associated with SEC filing activities and requirements. A portion of these increased personnel costs are directly related to the acquisition of BMR in July of 2003 as employees of BMR became employees of the Company following the acquisition. Additionally, a portion of the increase in selling, general and administrative expenses is attributed to efforts associated with the launch of the Company’s BioBank product. A net bad debt benefit of $15,000 was recorded for the three months ended December 31, 2002 based on the allowance for doubtful accounts needed for estimated credit losses. No bad debt expense was incurred during the three months ended December 31, 2003.

Other (Expense) Income

Other expense totaled $24,000 for the three months ended December 31, 2003 compared to other income of $15,000 for the same period in 2002. The increase in other expense is primarily due to interest expense charged on the line of credit for the three months ended December 31, 2003.

Income Tax (Benefit) Expense

Income tax benefit totaled $201,000 compared to a tax expense of $79,000 for the three months ended December 31, 2003 and 2002, respectively. The tax benefit for the three months ended December 31, 2003 is the result of the Company’s assessment and determination as of December 31, 2003 that it is more likely than not that the benefit associated with the deferred tax assets will be realized in future periods. The annual effective tax rate was 21.4% and 9.9% for the quarters ended December 31, 2003 and 2002, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company’s current assets exceeded current liabilities by $13.4 million compared to $12.3 million as of September 30, 2003, which translates into a current ratio as of December 31, 2003 of 4.2 to 1 compared to 2.7 to 1 as of September 30, 2003. Total liabilities as of December 31, 2003 were $4.7 million compared to $7.4 million as of September 30, 2003. The total debt to equity ratio as of December 31, 2003 was 0.22 compared to 0.36 as of September 30, 2003.

The $3.2 million decrease in current liabilities from September 30, 2003 to December 31, 2003 is due primarily to the repayment of a $2.5 million short-term bridge loan in October 2003. The decrease in current liabilities increased the current ratio and decreased the total debt to equity ratio as of December 31, 2003 compared to the same ratios for the year ended September 30, 2003.

Net cash used in operating activities during the three months ended December 31, 2003 was $684,000 compared to $265,000 during the same prior year period. Net cash used in operating activities for the three months ended December 31, 2003 was primarily due to an increase in inventory of $880,000 and a decrease in total accounts payable of $777,000 offset by net income of $767,000 and a decrease in accounts receivable of $945,000.

The accounts receivable balance at December 31, 2003 as compared to September 30, 2003 decreased by $945,000 as a result of our more diversified customer sales base and collections on some significant customer accounts. Inventory increased by $880,000 from September 30, 2003 to December 31, 2003 primarily due to the build up of BioBank inventory to support expected increased sales and also the short-term increase of certain biopharmaceutical inventory expected to be sold during the next six months.

Cash flows used in investing activities for the three months ended December 31, 2003 totaled $88,000 compared to $216,000 for the comparable prior year period. In both periods, cash flow used in investing activities related primarily to the purchase of property and equipment used to support ongoing business operations.

Net cash used in financing activities for the three months ended December 31, 2003 totaled $1.9 million which resulted primarily from the repayment of $2.5 million short-term bridge note offset by proceeds of $500,000 received from a line of credit used to fund operations. There were no financing activities during the three months ended December 31, 2002.

Going forward, we expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow to be adequate for the foreseeable future to cover operations as well as our noncancelable leases, purchase commitments, and line of credit as described in notes to the financial statements numbered 5, 8, and 17 included in the audited financial statements for the fiscal year ended September 30, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and notes numbered 5, 7, and 8 to the financial statements of this Form 10-Q, unless we initiate a material expansion or make a significant acquisition.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding revenue recognition, returns, the collectibility of accounts receivable, the net realizable value of our inventory, the recoverability of long-lived assets, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition, Corrected Copy,” (SAB 104). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) pervasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. We record any material up-front payments as deferred revenue in accrued expenses on the balance sheet and recognize revenue upon shipment of the product to the customer and when the four criteria noted above are met.

Returns. We will accept return of goods, if prior to returning goods, the purchaser contacts us and requests a Return Authorization Number, clearly stating the reason for the return. Request for replacements or credit must be received within 10 days after shipment. We are not liable for products that become unusable due to improper storage, improper treatment, or expiration. Certain returns are subject to a 15% handling and restocking charge. Biopharmaceutical products will only be accepted with a Return Authorization Number and a letter stating adherence to Prescription Drug Marketing Act Storage Compliance. Items that are nonreturnable include frozen items, custom orders, products that have been altered in any manner from their original state or not in their original containers, and biopharmaceutical items for use by diagnostic customers. Returns are estimated and accrued at the time information is available.

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

Long-lived assets. We periodically assesses the impairment of long-lived assets, including goodwill, to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which supercedes FIN 46. Application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods ending after December 15, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2003 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which are invested in US Government Treasury Bills. We do not use derivative financial instruments in our investment portfolio. We are also subject to interest rate risk related to our line of credit which had an interest rate of 4.5% at December 31, 2003. To the extent that general market interest rates fluctuate, the fair value of this line of credit may increase or decrease.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal controls over financial reporting during our fiscal year ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

    On October 10, 2003, we filed a current report on Form 8-K to report our signing of a two-year $10 million secured line of credit agreement.

    On December 22, 2003, we furnished a current report on Form 8-K to file our press release dated December 22, 2003,

    announcing financial information for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
(Registrant)

Dated: February 17, 2004	By:	/s/ MICHAEL F. CROWLEY, JR.

Michael F. Crowley, Jr., Chief Executive Officer

Dated: February 17, 2004	By:	/s/ TIM T. HART

Tim T. Hart, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart