Form 10-Q
period 2004-03-31
SERACARE LIFE SCIENCES INC
filed 2004-05-11
CIK 1156295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 7,814,433 shares of the Registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

(in thousands, except for share data)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$724	$2,989
Accounts receivable, net of allowance for doubtful accounts of $89 as of March 31, 2004 and September 30, 2003	6,073	5,969
Inventory, net	12,105	10,554
Prepaid expenses and other current assets	1,178	225

Total current assets	20,080	19,737

Property and equipment, net	1,217	1,228
Goodwill	6,785	6,775
Other assets	443	112

Total assets	$28,525	$27,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,064	$1,888
Accounts payable to related parties	896	2,415
Accrued expenses	846	626
Related party bridge note	—	2,500

Total current liabilities	5,806	7,429
Line of credit	500	—

Total liabilities	6,306	7,429

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and Outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,814,433 and 7,714,492 shares issued and outstanding as of March 31, 2004 and September 30, 2003, respectively	1,903	1,750
Additional paid-in capital	13,519	13,519
Retained earnings	6,797	5,154

Total stockholders’ equity	22,219	20,423

Total liabilities and stockholders’ equity	$28,525	$27,852

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net sales	$6,461	$6,089	$11,438	$11,883
Cost of sales	4,267	4,267	7,340	8,342

Gross profit	2,194	1,822	4,098	3,541
Selling, general and administrative expenses	1,064	956	2,378	1,888

Income from operations	1,130	866	1,720	1,653
Other (expense) income	(44)	8	(68)	23

Income before income tax expense	1,086	874	1,652	1,676
Income tax expense	210	85	9	164

Net income	$876	$789	$1,643	$1,512

Earnings per common share:
Basic	$0.11	$0.11	$0.21	$0.20

Diluted	$0.10	$0.10	$0.18	$0.18

Weighted average shares used in per share calculation:
Basic	7,814	7,449	7,772	7,411

Diluted	9,058	8,277	9,009	8,315

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended March 31,
	2004	2003
Cash Flows from Operating activities:
Net income	$1,643	$1,512
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	93	66
Changes in operating assets and liabilities:
Accounts receivable, net	(104)	(2,992)
Inventory	(1,551)	(990)
Prepaid expenses and other current assets	(913)	(28)
Other assets	(331)	—
Accounts payable	2,176	898
Accounts payable to related parties	(1,519)	1,798
Accrued expenses	220	(309)

Net cash used in operating activities	(286)	(45)

Cash Flows from Investing activities:
Purchase of property and equipment	(82)	(80)
Acquisition of assets of BioMedical Resources, Inc.	(10)	—

Net cash used in investing activities	(92)	(80)

Cash Flows from Financing activities:
Exercise of options and warrants	113	54
Borrowings on line of credit	500	—
Principal payment of related party bridge note	(2,500)	—

Net cash provided by (used in) financing activities	(1,887)	54

Net decrease in cash and cash equivalents	(2,265)	(71)
Cash and cash equivalents, beginning of period	2,989	4,818

Cash and cash equivalents, end of period	$724	$4,747

Supplemental disclosure of noncash investing and financing activities:
Issuance of options	$40	$—

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Notes to Financial Statements

Unaudited

1. Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of March 31, 2004, the results of its operations for the three and six months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2. Stock-Based Compensation

At March 31, 2004, the Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation.

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in thousands, except for per share data)

Net income, as reported	$876	$789	$1,643	$1,512
Add: Stock-based compensation expense included in report of net income	—	—	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(10)	(239)	(173)

Pro forma net income	$829	$779	$1,404	$1,339

Earnings per common share:
Basic – as reported	$0.11	$0.11	$0.21	$0.20

Basic - pro forma	$0.11	$0.10	$0.18	$0.18

Diluted - as reported	$0.10	$0.10	$0.18	$0.18

Diluted - pro forma	$0.09	$0.09	$0.16	$0.16

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions were used for grants made during the three and six months ended March 31, 2004 and 2003, respectively:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Risk free interest rate	2%	3%	2%	3%
Dividend yield	0%	0%	0%	0%
Expected volatility of the company’s stock	25%	47%	25%	47%
Weighted average expected life (in years)	3	3	3	3

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

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in thousands, except for per share data)

Numerator for basic earnings per share – net income	$876	$789	$1,643	$1,512

Denominator – shares:	7,814	7,449	7,772	7,411
Weighted average common shares for basic earnings per share Effect of dilutive securities	1,244	828	1,237	904

Dilutive potential shares for diluted earnings per share	9,058	8,277	9,009	8,315

Earnings per common share:
Basic	$0.11	$0.11	$0.21	$0.20

Dilutive	$0.10	$0.10	$0.18	$0.18

Potentially dilutive securities not included above since they are antidilutive	742	395	796	260

4. Income Taxes

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. During the quarter ended December 31, 2003, management determined that it was more likely than not that the net operating loss carryforward (“NOL”) related to the deferred tax assets will be realized in future periods. As set forth in SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset of $298,000 for California net operating loss carryforwards was recorded as of December 31, 2003. There was no change in this deferred tax asset as of March 31, 2004. The California NOL deferred tax asset is not expected to be utilized until 2005 due to a two-year state imposed moratorium on the use of these NOLs.

The Federal net operating loss carryforward is expected to be used during fiscal 2004 and therefore, in accordance with SFAS No. 109, the effective tax rate for 2004 assumes the use of all the federal net operating losses during fiscal 2004. For the six months ended March 31, 2004, the Company accrued income tax at the rate of approximate 0.5%. At September 30, 2003, the Company had federal and California state net operating loss carryforwards of $1.7 million and $3.6 million, respectively.

5. Related Party Relationships and Transactions

The Company is party to an agreement with Biomat USA, Inc. (our former parent and a subsidiary of Probitas Pharma S.A.) which sets forth the terms and conditions pursuant to which Biomat USA, Inc. (“Biomat”) will supply the Company with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat also provides plasmapheresis services on donors referred by the Company, including collecting, testing and delivering the plasma to

us. The plasma products provided by Biomat to the Company under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

The Company is also a party to an agreement with Instituto Grifols, S.A. (also a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols, S.A. (“Instituto Grifols”) supplies the Company with Human Serum Albumin, which the Company then distributes to various biotech companies. Under this agreement, Instituto Grifols also supplies the Company with Human Serum Albumin for use in diagnostic products. The Company obtains a substantial portion of our revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with an agreement for the supply of Human Serum Albumin that the Company entered into with one of the Company’s significant customers, the Company also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with the significant customer’s contract.

Probitas Pharma S.A. (“Probitas Pharma”) currently holds a five year warrant to purchase 563,347 shares of our common stock. On September 25, 2001, Probitas Pharma, through its subsidiary Instituto Grifols, acquired Biomat, our former parent. The Company purchased from Biomat during the three months ended March 31, 2004 and 2003, human blood plasma and services totaling $185,000 and $84,000, respectively. During the six months ended March 31, 2004 and 2003, the Company purchased $876,000 and $1.0 million in human blood plasma and services, respectively, from Biomat. During the three months ended March 31, 2004 and 2003, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $563,000 and $2.5 million, respectively. During the six months ended March 31, 2004 and 2003, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $1.5 million and $4.1 million, respectively. As of March 31, 2004 and September 30, 2003, the Company had accounts payable owed to Instituto Grifols and related subsidiaries totaling $760,000 and $2.2 million, respectively. These amounts are classified with accounts payable to related parties in the accompanying balance sheets.

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

As of March 31, 2004 and September 30, 2003, the Company had approximately $136,000 and $178,000, respectively, in accounts payable relating to a computer hardware and software system that resulted from a previous transaction in 2002 with a company in which one of the Company’s Directors serves as an officer. This transaction was deemed to have been arms length and the amount is classified within accounts payable to related parties in the accompanying balance sheets.

In July 2003, the Company borrowed $2.5 million from Mr. Plost to fund a cash portion of the purchase of the assets of BioMedical Resources, Inc. During October 2003, the Company repaid the short-term loan in full plus interest of approximately $9,000.

For services on the Scientific Advisory Board relating primarily to merger and acquisitions, one Board Member was granted an option in October 2003 to purchase 25,000 shares of common stock at an exercise equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and $40,000 was recorded and is reflected in the accompanying balance sheet as an other asset as of March 31, 2004. The fair value of the option grant was determined using the following assumptions: a risk free interest rate of 2%; dividend yield of zero; volatility of the expected market price of the Company’s common stock of 30%, and a weighted average expected life of the option of 3 years.

6. Commitments and Contingencies

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

The Company can select an annual interest rate of prime plus 0.50% or LIBOR plus 3.50% on amounts borrowed on the line of credit. As of March 31, 2004, the interest rate was 4.5%. Interest payments on funded amounts are due quarterly and any unpaid principal and interest is payable October 2005. An annual interest rate of 0.50% is charged on unfunded amounts and payable quarterly. The line of credit also requires that certain financial covenants be maintained by the Company. There are financial covenants that limit the Company’s level of debt and capital expenditures and covenants that require minimum levels of liquidity and profitability. The Company is in compliance with all covenants as of March 31, 2004 except for a liquidity covenant termed “quick ratio.” Terms of the borrowing agreement require a quick ratio of 1.25 to 1.0. As of March 31, 2004, the quick ratio was 1.21 to 1.0. The Company received a waiver for this financial covenant as of March 31, 2004. During December 2003, the Company borrowed $500,000 against the line of credit. As of March 31, 2004, the outstanding balance totaled $500,000 and $9.5 million was available for future borrowings.

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

Commitments

During January 2004, the Company entered into an exclusive agreement with SurModics, Inc. (“SurModics”) to distribute in vitro diagnostic stabilization products in the United States and Puerto Rico. The Company is committed to purchase a minimum of $7.7 million in products from SurModics between January 2004 and March 2007, the termination date of the agreement.

7. Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months and six months ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net Sales:
Biopharmaceutical Products	$2,294	$3,415	$4,087	$7,110
Diagnostic Products	4,167	2,674	7,351	4,773

Total	$6,461	$6,089	$11,438	$11,883

Income (expense) from Operations:
Biopharmaceutical Products	$441	$561	$729	$1,185
Diagnostic Products	775	426	1,253	662
Corporate and Other	(86)	(121)	(262)	(194)

Total	$1,130	$866	$1,720	$1,653

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the six months ended March 31, 2004 and 2003.

During the three months ended March 31, 2004, approximately 11% of net sales were to one customer. As of March 31, 2004, two customers had receivable balances representing 14% and 11% of net accounts receivable, respectively. During the three months ended March 31, 2003, approximately 38% of net sales were to two customers. During the six months ended March 31, 2003, approximately 39% of net sales were to two customers. During the six months ended March 2004, there were no customers that represented sales greater than 10% of net sales for the period. As of September 30, 2003, two customers had balances representing 50% of the total balance of net accounts receivable.

8. Subsequent Event

In April 2004, the Company entered into an agreement to purchase substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories divisions of Boston Biomedica, Inc. for $30 million in cash plus the assumption of certain liabilities. The purchase price is subject to adjustment based on the amount of net assets at the closing. The Company has received financing term sheets from several financing sources to fund the acquisitions and is in negotiations with those potential financing sources.

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

Overview

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

Quarter Ended March 2004 vs Quarter Ended March 2003

Net Sales

Net sales totaled $6.5 million and $6.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in sales for the three months ended March 31, 2004 is attributed to the increase in diagnostic segment product sales. Diagnostic segment product sales totaled $4.2 million and $2.7 million for the three months ended March 31, 2004 and 2003, respectively. This increase in diagnostic segment product sales is primarily due to the acquisition of BioMedical Resources, Inc. (“BMR”) and its related customer base and to sales generated through the distribution agreement entered into in January 2004 with SurModics. Biopharmaceutical segment product sales totaled $2.3 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively. The decline in biopharmaceutical segment product sales was due primarily to the loss of sales to one large customer.

Gross Profit

The gross profit and gross margin totaled $2.2 million and 34% for the three months ended March 31, 2004 compared to $1.8 million and 30% for the three months ended March 31, 2003. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments. Additionally, the customer base shifted from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1.1 million and $956,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily the result of additional headcount and corresponding personnel costs combined with increased expenditures associated with compliance with SEC reporting requirements and related activities. A portion of these increased personnel costs are related to the acquisition of BMR in July of 2003 as employees of BMR became employees of the Company following the acquisition. Additionally, a portion of the increase in selling, general and administrative expenses is attributed to efforts associated with the launch of the Company’s BioBank product line. The increase in selling, general and administrative expenses was offset by the recovery of approximately $98,000 in legal costs from a settled litigation.

Other (Expense) Income

Other expense totaled $44,000 for the three months ended March 31, 2004 compared to other income of $8,000 for the same period in 2003. The increase in other expense is primarily due to interest expense incurred on a line of credit that was established in October 2003.

Income Tax Expense

Income tax expense totaled $210,000 and $85,000 for the three months ended March 31, 2004 and 2003, respectively. The annual effective tax rate was 19.3% and 9.7% for the quarters ended March 31, 2004 and 2003, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year.

Six Months Year to Date Ended March 2004 vs Six Months Year to Date Ended March 2003

Net Sales

Net sales totaled $11.4 million and $11.9 million for the six months ended March 31, 2004 and 2003, respectively. The decrease in sales for the six months ended March 31, 2004 is attributed to the decline in biopharmaceutical segment product sales, which was partially offset by the increase in diagnostic segment product sales. Diagnostic segment product sales totaled $7.3 million and $4.8 million for the six months ended March 31, 2004 and 2003, respectively. This increase in diagnostic segment product sales is primarily due to the acquisition of BMR and its related customer base and to sales generated through the distribution agreement entered into in January 2004 with SurModics. Biopharmaceutical segment product sales totaled $4.1 million and $7.1 million for the six months ended March 31, 2004 and 2003, respectively. The decline was largely due to the loss of sales to a more significant customer.

Gross Profit

The gross profit and gross margin totaled $4.1 million and 36% for the six months ended March 31, 2004 compared to $3.5 million and 30% for six months ended March 31, 2003. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments. Additionally, the customer base shifted from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $2.4 million and $1.9 million for the six months ended March 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily the result of additional headcount and corresponding personnel costs combined with increased expenditures associated with compliance with SEC reporting requirements and related activities. A portion of these increased personnel costs are related to the acquisition of BMR in July of 2003 as employees of BMR became employees of the Company following the acquisition. Additionally, a portion of the increase in selling, general and administrative expenses is due to efforts associated with the launch of the Company’s BioBank product line. The increase in selling, general and administrative expenses was offset by the recovery of approximately $98,000 in legal costs from a settled litigation.

Other (Expense) Income

Other expense totaled $68,000 for the six months ended March 31, 2004 compared to other income of $23,000 for the same period in 2003. The increase in other expense is primarily due to interest expense incurred on a line of credit that was established in October 2003.

Income Tax Expense

Income tax expense totaled $9,000 and $164,000 for the six months ended March 31, 2004 and 2003, respectively. The tax expense during the six months ended March 31, 2004 declined from the same period prior year due to a $201,0000 income tax benefit during the quarter ended December 31, 2003 resulting from the realization of deferred tax assets. The annual effective tax rate was 0.5% and 9.8% for the six months ended March 31, 2004 and 2003, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company’s current assets exceeded current liabilities by $14.3 million compared to $12.3 million as of September 30, 2003, which translates into a current ratio of 3.5 to 1 as of March 31, 2004 compared to 2.7 to 1 as of September 30, 2003. Total liabilities as of March 31, 2004 were $6.3 million compared to $7.4 million as of September 30, 2003. The total debt to equity ratio as of March 31, 2004 was 0.28 compared to 0.36 as of September 30, 2003.

The decrease in current liabilities increased the current ratio and decreased the total debt to equity ratio as of March 31, 2004 compared to the same ratios for the year ended September 30, 2003.

Net cash used in operating activities during the six months ended March 31, 2004 was $286,000 compared to $45,000 during the same prior year period. Net cash used in operating activities for the six months ended March 31, 2004 was primarily due to the increase in inventory and reduction of accounts payable to related parties and was offset by the increase in accounts payable. Inventory increased by $1.6 million from September 30, 2003 to March 31, 2004 primarily in the biopharmaceutical product segment to support expected future sales.

Cash flows used in investing activities for the six months ended March 31, 2004 totaled $92,000 compared to $80,000 for the comparable prior year period. In both periods, cash flow used in investing activities related primarily to the purchase of property and equipment used to support ongoing business operations.

Net cash used in financing activities for the six months ended March 31, 2004 totaled $1.9 million which resulted primarily from the repayment of $2.5 million short-term bridge note offset by proceeds of $500,000 received from a line of credit used to fund operations. Cash flows provided by financing activities totaled $54,000 during the six months ended March 31, 2003 resulting from the exercise of options and warrants.

Going forward, we expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow to be adequate for the foreseeable future to cover operations as well as our noncancelable leases, purchase commitments, and line of credit as described in notes to the financial statements numbered 5, 8, and 17 included in the audited financial statements for the fiscal year ended September 30, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and notes numbered 5 and 6 to the financial statements of this Form 10-Q, unless we execute a material expansion or make a significant acquisition as discussed in note 8. With respect to our proposed acquisition of substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories divisions of Boston Biomedica, Inc., we currently expect to finance the $30 million cash purchase price (plus assumption of certain liabilities) primarily with debt, along with some equity. We have received financing term sheets from several financing sources and are in negotiations with those potential financing sources. No assurances can be given that we will be able to successfully obtain the financing necessary to fund the acquisition on satisfactory terms, or at all. The terms of any debt financing are likely to include restrictive covenants on us, and any equity financing is likely to result in dilution to our shareholders.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding revenue recognition, returns, the collectibility of accounts receivable, the net realizable value of our inventory, the recoverability of long-lived assets, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

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

Long-lived assets. We periodically assess the impairment of long-lived assets, including goodwill, to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

Deferred tax assets. Federal deferred tax assets are recorded net of a valuation allowance. This valuation allowance reduces the carrying amounts of deferred tax assets to an amount management believes is more likely than not realizable. In making the determination projections of taxable income, past operating results and tax planning strategies are considered.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial statements.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which supersedes FIN 46. Application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

Interest Rate and Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2004 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which are invested in US Government Treasury Bills. We do not use derivative financial instruments in our investment portfolio. We are also subject to interest rate risk related to our line of credit which had a variable interest rate of 4.5% at March 31, 2004. To the extent that general market interest rates fluctuate, the fair value of this line of credit may increase or decrease. Based on the outstanding balance of $500,000 as of March 31, 2004, a one percentage point change in interest rates would have an immaterial impact on operations.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal controls over financial reporting during our fiscal quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 – 01/31/04	—	—	—	$1,975,000
02/01/04 – 02/29/04	—	—	—	$1,975,000
03/01/04 – 03/31/04	—	—	—	$1,975,000

(1)	We purchased an aggregate of 4,780 shares of our common stock pursuant to the repurchase program that we publicly announced on June 6, 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $2 million in the aggregate pursuant to the Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 10, 2004, the Company held its annual meeting of shareholders.

The shareholders of the Company re-elected all of the Company’s directors to serve until the next annual meeting. Voting results for the directors were as follows:

Director	Number of Shares Voted For	Number of Shares Withheld

Samuel D. Anderson	6,376,509	175,726

Jerry L. Burdick	6,433,135	119,100

Robert J. Cresci	6,456,975	95,260

Michael F. Crowley, Jr.	6,433,135	119,100

Ezzat Jallad	6,426,149	126,086

Bernard Kasten	6,482,775	69,460

Barry D. Plost	6,433,135	119,100

Nelson Teng	6,482,775	69,460

The shareholders approved the amendment to the Company’s 2001 Stock Incentive Plan to increase the number of shares available for award grants under the Plan and to increase certain other award limits under the Plan. The number of shares voted in favor of the amendment totaled 3,596,887 shares, with 1,748,965 broker non-votes, 27,694 abstentions and 1,178,689 shares voted against the amendment.

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

On April 16, 2004, we filed a current report on Form 8-K regarding the asset purchase agreement with Boston Biomedica, Inc. and BBI Biotech Research Laboratories, Inc.

On February 20, 2004, we filed a current report on Form 8-K to attach as an exhibit a copy of that certain Asset Purchase Agreement, dated July 16, 2003, by and among SeraCare Life Sciences, Inc., International Recruiting Services, Inc. d/b/a BioMedical Resources, Inc., Simplicity Diagnostics, Inc., Stephen Lowenthal and Scot Merves. The copy of the agreement previously filed omitted Exhibit A to the agreement.

On February 13, 2004, we furnished a current report on Form 8-K to furnish our press release dated February 13, 2004, announcing financial information for the fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
(Registrant)

Dated: May 11, 2004	By:	/s/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr.,
Chief Executive Officer

Dated: May 11, 2004	By:	/s/ TIM T. HART
Tim T. Hart,
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart