Form 10-Q
period 2004-06-30
SERACARE LIFE SCIENCES INC
filed 2004-08-16
CIK 1156295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 8,880,116 shares of the Registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

(in thousands, except for share data)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$642	$2,989
Accounts receivable, net of allowance for doubtful accounts of $89 as of June 30, 2004 and September 30, 2003	6,334	5,969
Inventory, net	20,315	10,554
Prepaid expenses and other current assets	1,592	225

Total current assets	28,883	19,737

Property and equipment, net	3,752	1,228
Goodwill	12,714	6,775
Other assets	1,183	112

Total assets	$46,532	$27,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,514	$1,888
Accounts payable to related parties	1,246	2,415
Accrued expenses	1,216	626
Related party bridge note	—	2,500

Total current liabilities	6,976	7,429

Other liabilities	100	—
Line of credit	3,285	—

Total liabilities	10,361	7,429

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 8,880,116 and 7,714,492 shares issued and outstanding as of June 30, 2004 and September 30, 2003, respectively	14,956	1,750
Additional paid-in capital	13,519	13,519
Retained earnings	7,696	5,154

Total stockholders’ equity	36,171	20,423

Total liabilities and stockholders’ equity	$46,532	$27,852

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net sales	$6,365	$6,415	$17,803	$18,298
Cost of sales	3,948	4,558	11,288	12,900

Gross profit	2,417	1,857	6,515	5,398
Selling, general and administrative expenses	1,200	1,167	3,578	3,055

Income from operations	1,217	690	2,937	2,343
Other income and interest expense	(50)	7	(118)	30

Income before income tax expense	1,167	697	2,819	2,373
Income tax expense	268	69	277	233

Net income	$899	$628	$2,542	$2,140

Earnings per common share:
Basic	$0.11	$0.08	$0.32	$0.29

Diluted	$0.10	$0.08	$0.28	$0.26

Weighted average shares used in per share calculation:
Basic	8,117	7,534	7,888	7,452

Diluted	9,438	8,161	9,137	8,274

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended June 30,
	2004	2003
Cash Flows from Operating activities:
Net income	$2,542	$2,140
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	184	103
Changes in operating assets and liabilities, net of the effects from the acquisition of the assets of Genomics Collaborative:
Accounts receivable, net	279	(4,997)
Inventory	(3,206)	(1,062)
Prepaid expenses and other current assets	(1,017)	55
Other assets	(316)	—
Accounts payable	2,389	673
Accounts payable to related parties	(1,169)	2,148
Accrued expenses and other liabilities	288	(294)

Net cash used in operating activities	(26)	(1,234)

Cash Flows from Investing activities:
Purchase of property and equipment	(121)	(209)
Acquisition of assets of BioMedical Resources, Inc.	(12)	—
Acquisition of assets of Genomics Collaborative, Inc., net of cash received	(833)	—

Net cash used in investing activities	(966)	(209)

Cash Flows from Financing activities:
Exercise of options and warrants	112	36
Proceeds on line of credit	3,650	—
Repayment of debt	(2,617)	—
Principal payment of related party bridge note	(2,500)	—

Net cash (used in) provided by financing activities	(1,355)	36

Net decrease in cash and cash equivalents	(2,347)	(1,407)
Cash and cash equivalents, beginning of period	2,989	4,818

Cash and cash equivalents, end of period	$642	$3,411

Supplemental disclosure of noncash investing and financing activities:
Property and equipment purchases in accounts payable to related parties	$—	$178

Issuance of options	$39	$—

Stock issued for the acquisition of assets of Genomics Collaborative, Inc.	$13,055	$—

See accompanying notes to financial statements

SeraCare Life Sciences, Inc.

Notes to Financial Statements

Unaudited

1. Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of June 30, 2004, the results of its operations for the three and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

2. Stock-Based Compensation

At June 30, 2004, the Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)

Net income, as reported	$899	$628	$2,542	$2,140
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(10)	(293)	(182)

Pro forma net income	$846	$618	$2,249	$1,958

Earnings per common share:
Basic – as reported	$0.11	$0.08	$0.32	$0.29

Basic - pro forma	$0.10	$0.08	$0.29	$0.26

Diluted - as reported	$0.10	$0.08	$0.28	$0.26

Diluted - pro forma	$0.09	$0.08	$0.25	$0.24

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions were used for grants made during the three and nine months ended June 30, 2004 and 2003, respectively:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	2%	3%	2%	3%
Dividend yield	0%	0%	0%	0%
Expected volatility of the company’s stock	30%	47%	30%	47%
Weighted average expected life (in years)	3	3	3	3

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

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)

Numerator for basic earnings per share – net income	$899	$628	$2,542	$2,140

Denominator – shares:	8,117	7,534	7,888	7,452
Weighted average common shares for basic earnings per share
Effect of dilutive securities	1,321	627	1,249	822

Dilutive potential shares for diluted earnings per share	9,438	8,161	9,137	8,274

Earnings per common share:
Basic	$0.11	$0.08	$0.32	$0.29

Dilutive	$0.10	$0.08	$0.28	$0.26

Potentially dilutive securities not included above since they are antidilutive	630	697	717	618

4. Income Taxes

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. During the quarter ended December 31, 2003, management determined that it was more likely than not that the net operating loss carryforward (“NOL”) related to the deferred tax assets would be realized. As set forth in SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset of $298,000 for California net operating loss carryforwards was recorded as of December 31, 2003. There was no change in this deferred tax asset as of June 30, 2004. The California NOL deferred tax asset is not expected to be utilized until 2005 due to a two-year state imposed moratorium on the use of these NOLs.

The Federal net operating loss carryforward is expected to be used during fiscal 2004 and therefore, in accordance with SFAS No. 109, the effective tax rate for 2004 assumes the use of all the federal net operating losses during fiscal 2004. For the nine months ended June 30, 2004, the Company accrued income tax at the rate of approximately 10%. At September 30, 2003, the Company had federal and California state net operating loss carryforwards of $1.7 million and $3.6 million, respectively.

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

Probitas Pharma S.A. (“Probitas Pharma”) currently holds a five year warrant to purchase 563,347 shares of our common stock. On September 25, 2001, Probitas Pharma, through its subsidiary Instituto Grifols, acquired Biomat, our former parent. The Company purchased from Biomat during the three months ended June 30, 2004 and 2003, human blood plasma and services totaling $190,000 and $755,000, respectively. During the nine months ended June 30, 2004 and 2003, the Company purchased $1.1 million and $1.8 million in human blood plasma and services, respectively, from Biomat. During the three months ended June 30, 2004 and 2003, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $903,000 and $1.4 million, respectively. During the nine months ended June 30, 2004 and 2003, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $2.4 million and $5.6 million, respectively. As of June 30, 2004 and September 30, 2003, the Company had accounts payable owed to Instituto Grifols and related subsidiaries totaling $1.1 million and $2.2 million, respectively. These amounts are classified with accounts payable to related parties in the accompanying balance sheets.

Mr. Barry D. Plost is currently Chairman of our Board of Directors. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently our Secretary as well as a member of our Board of Directors. Mr. Burdick became a consultant to Biomat USA, Inc., in August 2004. Prior to being a consultant, Mr. Burdick was the Executive Vice President, Secretary and Chief Financial Officer of Biomat USA, Inc.

Mr. Samuel Anderson, a current Board Member, became a consultant to the Company effective April 15, 2002. The Company pays Mr. Anderson an annual consulting fee of $56,000.

As of June 30, 2004 and September 30, 2003, the Company had approximately $130,000 and $178,000, respectively, in accounts payable relating to a computer hardware and software system that resulted from a previous transaction in 2002 with a company in which one of the Company’s Directors serves as an officer. This transaction was deemed to have been arms length and the amount is classified within accounts payable to related parties in the accompanying balance sheets.

In July 2003, the Company borrowed $2.5 million from Mr. Plost to fund a cash portion of the purchase of the assets of BioMedical Resources, Inc. During October 2003, the Company repaid the short-term loan in full plus interest of approximately $9,000.

For services on the Scientific Advisory Board relating primarily to merger and acquisitions, one Board Member was granted an option in October 2003 to purchase 25,000 shares of common stock at an exercise equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and $39,000 was recorded and is reflected in the accompanying balance sheet as an other asset as of June 30, 2004. The fair value of the option grant was determined using the following assumptions: a risk free interest rate of 2%; dividend yield of zero; volatility of the expected market price of the Company’s common stock of 30%, and a weighted average expected life of the option of 3 years.

6. Acquisitions

Boston Biomedica, Inc.

In April 2004, the Company entered into an agreement to purchase substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories divisions of Boston Biomedica, Inc., for $30 million in cash plus the assumption of certain liabilities (the “BBI Acquisition”). The purchase price is subject to adjustment based on the amount of net assets at the closing.

In July 2004, the Company entered into definitive agreements to raise approximately $8.2 million in gross proceeds from a private placement of its common stock to institutional and accredited investors. The closing of the private placement is contingent on the closing of the BBI Acquisition. The investors in the private placement have funded the full $8.2 million in escrow pending the satisfaction of this condition. The proceeds of the private placement will be used by the Company to fund a portion of the purchase price for the BBI Acquisition. In the event the BBI Acquisition is not consummated, the escrowed funds will be returned in full to the investors and neither the investors nor the Company will have further obligations to each other under the definitive agreements.

Genomics Collaborative, Inc.

On June 3, 2004, the Company entered into an Asset Purchase Agreement, dated as of June 3, 2004, with Genomics Collaborative, Inc., (“GCI”) pursuant to which the Company acquired substantially all of the assets of GCI for a combination of stock, cash and the assumption of certain liabilities (the “GCI Acquisition”). GCI was a privately-held company based in Cambridge, Massachusetts, that provided clinical samples for commercial sale and applying human genetics to target validation for drug discovery as a commercial service. Target validation is the process of determining that a molecular target is critically involved in a disease process. It is one of the initial steps in the drug discovery process.

The purchase price paid by the Company in the GCI Acquisition was $14.2 million (excluding transaction costs of $404,000), which was determined as a result of arms’ length negotiations and consisted of 1,065,683 shares of the Company’s common stock having an aggregate value of $13.1 million (based on the closing price per share of $12.25 of the Company’s stock at the date of the GCI Acquisition) as well as a cash payment of $1.2 million (offset by cash acquired in the GCI Acquisition of $347,000). The Company borrowed $833,000 to fund a portion of the cash payment. In addition, as partial consideration for the GCI Acquisition, the Company agreed to pay to GCI certain earn-out payments over a two year period pursuant to a formula set forth in the underlying asset purchase agreement.

The results of operations from the period June 4, 2004 through June 30, 2004 are reflected in the Company’s statement of operations for the three and nine months ended June 30, 2004, respectively, and the Company’s statement of cash flows for the nine months ended June 30, 2004.

Based on the Company’s evaluation, a summary of the preliminary allocation of the purchase price for the GCI Acquisition is as follows as of the date of the GCI Acquisition.

(in thousands)
Assets Acquired

Cash	$347
Accounts receivable	644
Inventory	6,959
Prepaid and other current assets	312
Property, plant, and equipment	2,587
Deposits and other assets	385
Intangibles	370
Goodwill	5,926

Total assets acquired	17,530

Liabilities Assumed

Accounts payable	237
Accrued and other deferred liabilities	402
Notes payable	2,252

Total liabilities assumed	2,891

Total net assets acquired	$14,639

The entire amount of goodwill of $5.9 million is expected to be tax deductible for tax purposes over 15 years.

Pro forma Information – pro forma data combines the financial results of the Company and the financial data of Genomics Collaborative, Inc., as if they had been combined at the beginning of the periods presented. Pro forma data is not necessarily indicative of future results. Pro forma results are shown below.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)

Revenues	$6,541	$7,419	$20,649	$21,010

Net income	$518	$790	$3,047	$2,430

Basic earnings per common share	$0.06	$0.09	$0.34	$0.29

Diluted earnings per common share	$0.05	$0.09	$0.30	$0.26

Weighted average shares used in per share calculation:
Basic	8,866	8,600	8,846	8,518

Diluted	10,187	9,227	10,095	9,340

7. Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months and nine months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net Sales:
Biopharmaceutical Products	$2,733	$3,763	$6,820	$10,874
Diagnostic Products	3,632	2,652	10,983	7,424

Total	$6,365	$6,415	$17,803	$18,298

Income (expense) from Operations:
Biopharmaceutical Products	$638	$407	$1,367	$1,592
Diagnostic Products	706	484	1,960	1,147
Corporate and Other	(127)	(201)	(390)	(396)

Total	$1,217	$690	$2,937	$2,343

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the nine months ended June 30, 2004 and 2003.

During the three and nine months ended June 30, 2004 and 2003, the Company had sales to specific customers representing 10% or more of sales during the respective periods as follows.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Customer A	13.1%	11.2%	—	12.3%
Customer B	—	23.7%	—	25.2%

As of June 30, 2004 and September 30, 2003, one customer had balances owed to the Company representing 22.7% and two customers had balances representing 50% of net accounts receivable, respectively.

8. Borrowings

During October 2003, the Company entered into a two-year, $10.0 million secured line of credit. The line of credit is secured by the Company’s assets. There was a 1.25% origination fee on the total commitment amount which was paid at the time of closing and is amortized as interest expense over the term of the line of credit. The Company can select an annual interest rate of prime plus 0.50% or LIBOR plus 3.50% on amounts borrowed on the line of credit. As of June 30, 2004, the interest rate was 4.5%. Interest payments on funded amounts are due quarterly and any unpaid principal and interest is payable October 2005. An annual interest rate of 0.50% is charged on unfunded amounts and payable quarterly. The line of credit also requires that certain financial covenants be maintained by the Company. There are financial covenants that limit the Company’s level of debt and capital expenditures and covenants that require minimum levels of liquidity and profitability. The Company is in compliance with all covenants as of June 30, 2004 except for a liquidity covenant termed “quick ratio” which is defined as the sum of all cash, cash equivalents, and accounts receivable divided by current liabilities. Terms of the borrowing agreement require a quick ratio of 1.25 to 1.0. As of June 30, 2004, the quick ratio was 1.0 to 1.0. The Company received a waiver for this financial covenant as of June 30, 2004. During the nine months ended June 30, 2004, the Company borrowed $3.7 million and repaid $365,000 on the line of credit. As of June 30, 2004, the outstanding balance totaled $3.3 million and $6.7 million was available for future borrowings.

9. Commitments and Contingencies

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

Commitments

During January 2004, the Company entered into an exclusive agreement with SurModics, Inc. (“SurModics”) to distribute in vitro diagnostic stabilization products in the United States and Puerto Rico. The Company is committed to purchase a minimum of $7.7 million in products from SurModics between January 2004 and March 2007, the termination date of the agreement. As of June 30, 2004, the Company had a remaining commitment of $7.1 million.

As part of the Genomics Collaborative acquisition, the Company assumed GCI’s facility lease with remaining amounts due totaling $1.9 million through December 2008 as follows.

Fiscal year ending	Amount
(in thousands)
2004	$100
2005	421
2006	428
2007	428
2008	428
2009	107

$1,912

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

RESULTS OF OPERATIONS

Overview

We are a manufacturer and marketer of human and animal based diagnostic, therapeutic, and research products based in Oceanside, California, with satellite offices in Hatboro, Pennsylvania and Cambridge, Massachusetts and distributors in Europe, Japan, and South Korea. We are a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and are listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration. Our primary focus is the development and sale of human and animal blood-based diagnostic, therapeutic, and research products to domestic and international customers. Through our strategic alliances with Biomat USA, Inc. and other suppliers, we have access to a nationwide network of donor centers. This has historically provided the basis for our development of human plasma-based products and services. Through our strategic alliance with Proliant, Inc., we have access to bovine serum albumin, which has provided the basis for our development of bovine serum-based products. We also provide antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits).

We focus on product development, the solidification of customer relationships, and improvement of our operational systems in California, Pennsylvania, and Massachusetts. We have increased the variety, and improved the quality, of products that we manufacture and sell. Management believes our strategy will aid our long-term success in the highly regulated and competitive industry in which we operate. During the course of our corporate evolution, we have helped many customers develop internal protocols and standards, established quality control benchmarks, and have performed various other value-added services for our customers in order to establish solid relationships. We have made significant progress as a major supplier of protein and media products to several pharmaceutical and biotechnology companies.

Quarter Ended June 30, 2004 vs Quarter Ended June 30, 2003

Net Sales

Net sales totaled $6.4 million for each of the three months ended June 30, 2004 and 2003. Diagnostic segment product sales totaled $3.7 million and $2.6 million for the three months ended June 30, 2004 and 2003, respectively. This increase in diagnostic segment product sales is primarily due to the acquisition of BioMedical Resources, Inc. (“BMR”) and its related customer base and to sales generated through the distribution agreement entered into in January 2004 with SurModics. Biopharmaceutical segment product sales totaled $2.7 million and $3.8 million for the three months ended June 30, 2004 and 2003, respectively. The decline in biopharmaceutical segment product sales was due primarily to the loss of sales to one large customer.

Gross Profit

The gross profit and gross margin totaled $2.4 million and 38% for the three months ended June 30, 2004 compared to $1.9 million and 29% for the three months ended June 30, 2003. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments. The customer base shifted from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1.2 million for each of the three months ended June 30, 2004 and 2003. Selling, general and administrative expenses remained stable as a result of cost control efforts during the quarter ended June 30, 2004.

Other (Expense) Income

Other expense totaled $50,000 for the three months ended June 30, 2004 compared to other income of $7,000 for the same period in 2003. The increase in other expense is primarily due to interest expense incurred on a line of credit that was established in October 2003.

Income Tax Expense

Income tax expense totaled $268,000 and $69,000 for the three months ended June 30, 2004 and 2003, respectively. The effective tax rate was 22.9% and 9.8% for the quarters ended June 30, 2004 and 2003, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year.

Nine Months Year to Date Ended June 30, 2004 vs Nine Months Year to Date Ended June 30, 2003

Net Sales

Net sales totaled $17.8 million and $18.3 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease in sales for the nine months ended June 30, 2004 is attributed to the decline in biopharmaceutical segment product sales, which was partially offset by the increase in diagnostic segment product sales. Diagnostic segment product sales totaled $11.0 million and $7.4 million for the nine months ended June 30, 2004 and 2003, respectively. This increase in diagnostic segment product sales is primarily due to the acquisition of BMR and its related customer base and to sales generated through the distribution agreement entered into in January 2004 with SurModics. Biopharmaceutical segment product sales totaled $6.8 million and $10.9 million for the nine months ended June 30, 2004 and 2003, respectively. The decline was largely due to the loss of sales to one large customer.

Gross Profit

The gross profit and gross margin totaled $6.5 million and 37% for the nine months ended June 30, 2004 compared to $5.4 million and 30% for nine months ended June 30, 2003. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments. Additionally, the customer base shifted from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $3.6 million and $3.1 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily the result of additional headcount and corresponding personnel costs combined with increased expenditures associated with compliance with SEC reporting requirements and related activities.

Other (Expense) Income

Other expense totaled $118,000 for the nine months ended June 30, 2004 compared to other income of $30,000 for the same period in 2003. The increase in other expense is primarily due to interest expense incurred on a line of credit that was established in October 2003.

Income Tax Expense

Income tax expense totaled $277,000 and $233,000 for the nine months ended June 30, 2004 and 2003, respectively. The effective tax rate was 9.8% for each of the nine months ended June 30, 2004 and 2003. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company’s current assets exceeded current liabilities by $21.9 million compared to $12.3 million as of September 30, 2003, which translates into a current ratio of 4.1 to 1 as of June 30, 2004 compared to 2.7 to 1 as of September 30, 2003. Total liabilities as of June 30, 2004 were $10.4 million compared to $7.4 million as of September 30, 2003. The total debt to equity ratio as of June 30, 2004 was 0.29 compared to 0.36 as of September 30, 2003.

The increase in the current ratio and decrease in the total debt to equity ratio as of June 30, 2004 compared to the same ratios for the year ended September 30, 2003 is largely due to the GCI Acquisition which was paid for primarily by the issuance of the Company’s common stock.

Net cash used in operating activities totaled $26,000 during the nine months ended June 30, 2004 compared to $1.2 million during the same prior year period. The decrease in cash used in operating activities is largely due to the additional net income and increased accounts payable for the nine months ended June 30, 2004 compared to the same period prior year.

Net cash used in investing activities for the nine months ended June 30, 2004 totaled $1.0 million compared to $209,000 for the comparable prior year period. The increase in net cash used in investing activities is primarily related to the GCI Acquisition. Acquisition costs of $14.6 million, including transaction costs of $404,000, were funded by cash payments of $833,000 along with the issuance of 1.1 million shares of the Company’s common stock.

Net cash used in financing activities for the nine months ended June 30, 2004 totaled $1.4 million which resulted primarily from the repayment of $2.5 million short-term bridge note. Loan proceeds of $3.7 million from the Company’s line of credit were offset by the repayment of $2.3 million in a loan assumed during the GCI Acquisition and repayment of $365,000 on the Company’s line of credit. Cash flows provided by financing activities totaled $36,000 during the nine months ended June 30, 2003 resulting from the exercise of options and warrants.

Going forward, we expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow to be adequate for the foreseeable future to cover operations as well as our noncancelable leases, purchase commitments, and line of credit as described in notes to the financial statements numbered 5, 8, and 17 included in the audited financial statements for the fiscal year ended September 30, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and note 9 to the financial statements of this Form 10-Q, unless we execute a material expansion or make a significant acquisition, and except for the financing contemplated by the BBI Acquisition. With respect to the BBI Acquisition, we currently expect to finance the $30 million cash purchase price (plus assumption of certain liabilities) primarily with debt, along with some equity. The Company expects to complete this acquisition during its fiscal 2004 fourth quarter ending September 30, 2004, subject to the receipt of financing for the acquisition, as well as the satisfaction of customary closing conditions. No assurances can be given that we will be able to successfully obtain the financing necessary to fund the acquisition on satisfactory terms, or at all. The terms of any debt financing are likely to include restrictive covenants on us, and any equity financing is likely to result in dilution to our shareholders.

In July 2004, the Company entered into definitive agreements to raise approximately $8.2 million in gross proceeds from a private placement of its common stock to institutional and accredited investors relating to the BBI Acquisition. The closing of the private placement is contingent on the closing of the BBI Acquisition. The investors in the private placement have funded the full $8.2 million in escrow pending the satisfaction of this condition. The proceeds of the private placement will be used by the Company to fund a portion of the purchase price for the BBI Acquisition. In the event the BBI Acquisition is not consummated, the escrowed funds will be returned in full to the investors and neither the investors nor the Company will have further obligations to each other under the definitive agreements.

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

Interest Rate and Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2004 our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which are invested in US Government Treasury Bills. We do not use derivative financial instruments in our investment portfolio. We are also subject to interest rate risk related to our line of credit which had a variable interest rate of 4.5% at June 30, 2004. To the extent that general market interest rates fluctuate, the fair value of this line of credit may increase or decrease. Based on the outstanding balance of $3.3 million as of June 30, 2004, a one percentage point change in interest rates would have an immaterial impact on operations.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because contracts and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal controls over financial reporting during our fiscal quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 – 04/30/04	—	—	—	$1,975,000
05/01/04 - 05/31/04	—	—	—	$1,975,000
06/01/04 – 06/30/04	—	—	—	$1,975,000

(1)	We purchased an aggregate of 4,780 shares of our common stock pursuant to the repurchase program that we publicly announced on June 6, 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $2 million in the aggregate pursuant to the Program.

Recent	Sales of Unregistered Securities.

On June 3, 2004, the Company acquired substantially all of the assets of Genomics Collaborative, Inc. The purchase price paid by the Company for the assets included the issuance by the Company of 1,065,683 shares of the Company’s common stock having an aggregate value of $13.1 million (based on the closing price per share of $12.25 of the Company’s stock on the date of the acquisition) to Genomics Collaborative, Inc. and two of its equity holders. The securities were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

On April 16, 2004, we filed a current report on Form 8-K to report that we had entered into an agreement to purchase substantially all of the assets of the BBI Diagnostics and BBI Research Laboratories divisions of Boston Biomedica, Inc.

On May 7, 2004, we furnished a current report on Form 8-K to furnish our press release dated May 7, 2004, announcing financial information for the fiscal quarter ended March 31, 2004.

On June 4, 2004, we filed a current report on Form 8-K to report that we had acquired substantially all of the assets of Genomics Collaborative, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
(Registrant)

Dated: August 16, 2004	By:	/S/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr.,
Chief Executive Officer

Dated: August 16, 2004	By:	/S/ TIM T. HART
Tim T. Hart,
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart