Form 10-K
period 2004-09-30
SERACARE LIFE SCIENCES INC
filed 2004-12-14
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-33045

SERACARE LIFE SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

California	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1935 Avenida del Oro, Suite F

Oceanside, California, 92056

(Address of principal executive offices including zip code)

(760) 806-8922

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒  No ☐

As of March 31, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $81,519,338 based upon the closing sales price of the common stock as reported on Nasdaq National Stock Market on such date. For this computation, the registrant has excluded the market value of all Common Stock beneficially owned by all executive officers and directors of the registrant. This determination of affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes.

As of November 30, 2004, there were 9,912,116 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the registrant’s fiscal year ended September 30, 2004) shall be deemed to be incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in Risk Factors. Many of these factors are beyond our ability to control or predict.

1.    Description of the business

Overview of the Company

SeraCare Life Sciences, Inc. (the “Company”), is a manufacturer and provider of biological products and services for diagnostic, therapeutic, drug discovery, and research organizations based in Oceanside, California, with satellite offices in: Hatboro, Pennsylvania; Cambridge, Massachusetts; West Bridgewater, Massachusetts; Frederick, Maryland; Gaithersburg, Maryland and distributors in Europe and Asia. We offer a diverse array of products including quality controls for diagnostic tests, specialty plasmas, human and animal-based proteins for research, development, and manufacture of therapeutics and diagnostics, and ethically collected, high quality, clinically annotated biological specimens for target validation and drug discovery. Recently, we acquired substantially all of the assets of the BBI Diagnostics and BBI Biotechnology Research Laboratories divisions of Boston Biomedica, Inc., as well as substantially all of the assets of Genomics Collaborative, Inc. Headquartered in Oceanside, CA, SeraCare conducts business throughout the world, and its common stock is traded on the NASDAQ National Market under the symbol “SRLS”.

The Company is a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and is listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration (“FDA”). Our primary focus is the development and sale of human and animal plasma-based diagnostic, therapeutic, and research products to domestic and international customers. Through our strategic alliances with Biomat USA, Inc., we have access to a nationwide network of donor centers. This has historically provided the basis for our development of human plasma-based products and services. Through our strategic alliance with Proliant, Inc., we have access to bovine serum albumin, which has provided the basis for development of our bovine serum-based products. Through our strategic alliance with SurModics, Inc., we are able to provide in vitro assay stabilizers to many of our customers. We provide quality control products for infectious disease testing. In conjunction with the products we sell for research purposes, we are able to offer services such as nucleic acid isolation and sequencing, SNP analysis, target validation, assistance in statistical study design, and biorepository services. We also provide antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits). In addition, we have established ourself as a provider of ethically collected, high quality, clinically annotated biological specimens for target drug validation and discovery studies.

We focus on product development, the solidification of customer relationships, and improvement of our operational systems in California, Maryland, Massachusetts and Pennsylvania. We have increased the variety, and improved the quality, of products that we manufacture and sell. Management believes our strategy will aid our long-term success in the highly regulated and competitive industry in which we operate. During the course of our corporate evolution, we have helped many customers develop internal protocols and standards, established quality control benchmarks, and have performed various other value-added services for our customers in order to establish solid relationships. We have made significant progress as a major supplier of protein and media products to several pharmaceutical and biotechnology companies.

Company History

The Company was incorporated under the laws of the State of California in 1984 and changed its name from The Western States Group, Inc. to SeraCare Life Sciences, Inc. in June 2001. We focus on the development, manufacturing, and marketing of plasma-based diagnostic, therapeutic, and research products. Key to our ongoing business are: (1) the agreement with Instituto Grifols, S.A. under which Grifols supplies us with Human Serum Albumin, which we then distribute to domestic and international biotechnology companies; (2) the strategic alliance with Proliant for the distribution of Bovine Serum Albumin to multinational diagnostic products manufacturers; (3) the establishment of a manufacturing operation in Oceanside for the custom manufacturing of bulk diagnostic products; (4) the acquisition of BioMedical Resources, Inc. to strengthen our Diagnostics product line; (5) the commercial launch of the SeraCare BioBank™; (6) the acquisition of Genomics Collaborative, Inc in order to advance our BioBank operations; and, (7) the acquisition of the Diagnostics and Biotechnology divisions of Boston Biomedica, Inc. in order to strengthen our operations technology.

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

Recent Events and Acquisitions

On June 3, 2004, we announced the acquisition of substantially all of the assets of Genomics Collaborative, Inc (“GCI”) (the “GCI Acquisition”). This acquisition was funded with our common stock and cash. The purchase price paid to acquire GCI was $14,300,000, which consisted of 1,065,683 shares of our common stock as well as a cash payment of $1,245,000, including transaction costs. The market value of the 1,065,683 shares was $13,055,000. GCI is based in Cambridge, Massachusetts and provides clinical samples and applies human genetics to target validation for drug discovery.

On September 14, 2004, we announced the acquisition of substantially all of the assets of BBI Diagnostics and BBI Biotech Research Laboratories, divisions of Boston Biomedica, Inc. (the “BBI Acquisition”), for $30,000,000 in cash plus the assumption of certain liabilities. We financed the BBI Acquisition through the following sources: (1) borrowings totaling $21,000,000 under a new credit facility, (2) subordinated loans from certain lenders amounting to $4,000,000 (of which $3,500,000 was with related parties) and (3) $8,160,000 (800,000 shares) from a private placement of our common stock. The acquired divisions include in vitro diagnostics operations and BioBank related operations which management believes to be complementary to our existing operations and which are located at facilities in West Bridgewater, Massachusetts, Frederick, Maryland, and Gaithersburg, Maryland.

II.    Industry Overview

The life sciences industry includes producers of, among other things, diagnostics products and biopharmaceuticals. These sectors of the life science industry are focused on either diagnosing specific patient conditions, including infectious disease and disease state, or in the provision of therapeutic agents for the treatment or prevention of disease conditions, or in the research and development of products for an ultimate therapeutic or diagnostic use. These areas can be further classified into the categories described in “Principal Business Segments,” below.

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

III.    Principal Business Segments

A.    Biopharmaceutical Products (“Biopharmaceuctical”)

The activities of the Biopharmaceutical segment primarily include the manufacture and marketing of therapeutic products, cell culture media components, and certain research products and technologies used in life sciences research. These products are marketed toward life science research, pharmaceutical, and biotechnology organizations. This market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institute for Health and other research institutions as well as biotechnology, pharmaceutical, and chemical companies. In periods prior to fiscal 2003, we have referred to this division as simply “Therapeutic Products;” however, this term no longer encompasses the wide variety of products offered.

Our therapeutic biopharmaceutical products are marketed to therapeutic drug manufacturers, pharmaceutical companies, and biotechnology companies to be used in the manufacture of drugs.

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

In addition to therapeutic products, we also offer cell culture products. These products are marketed to pharmaceutical and biotechnology life science companies. They are used primarily in mammalian cell culture with the goal of researching potential therapeutic candidates or producing biomaterials used in therapeutic drug manufacturing.

Within the cell culture market, there are two different types of products:

•	Biomanufacturing Cell Culture Products: These are used in the therapeutics manufacturing process and need to be included in the drug filing as they are regulated by the United States Food and Drug Administration and similar bodies in other countries.

•	Research Cell Culture Products: These products are used by researchers in the lab and not subject to the same strict quality regulations of the biomanufacturing products.

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

V.    Competitors

We compete with integrated plasma collection/fractionators and processing companies such as Serologicals Corporation and Nabi Biopharmaceuticals, as well as smaller, independent plasma collection centers and brokers of plasma products. Competitors also include purveyors of cell culture and life science research products such as Irvine Scientific and HyClone. We compete on the basis of quality, breadth of product line, technical expertise, and reputation.

VI.    Regulatory Environment

The blood resources industry is one of the most heavily regulated in the United States. Federal, state, local and international regulations are designed to protect the health of the donors as well as the integrity of the products. The FDA administers the federal regulations across the country. Failure to comply with FDA regulations, or state and local regulations, may result in the forced closure of a facility licensed by the FDA or monetary fines or both, depending upon the issues involved. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”).

These regulations apply to all of our facilities. In addition, these regulations apply to the collection facilities under contract with us that supply us with plasma and the facilities where we refer donors for plasmapheresis services in connection with our specialty plasma program (our “contract collection centers”). We do not own or operate plasma collection centers or perform plasmapheresis services. The following summarizes the nature of certain of these regulations:

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

B.    Occupational Safety and Health Administration

As with most operating companies, our manufacturing facilities must comply with both Federal and State OSHA regulations. We train our employees in current OSHA standards, provide hepatitis vaccination to employees when desired, and maintain all required records. OSHA does inspect operating locations as it deems appropriate, and generally does so without advance notice.

C.    Health and Human Services

Our BioBank products are subject to federal regulation covered in HIPAA. HIPAA is administered by the United States Department of Health and Human Services (HHS) and generally governs patient privacy issues.

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

Our ability to supply quality products to our customers helps them do their jobs effectively. We provide various benefits to our customers including:

•	OEM manufacturing because we screen, test and manufacture products to meet customers’ specifications.

•	A track record of solving customers’ biological manufacturing issues.

•	A track record of product traceability, reliability, and quality control.

•	Confidentiality of information provided to us by customers regarding commercially sensitive work or original research.

VIII.    Strategic Alliances

Key to our competitive strength is our strategic alliance with Instituto Grifols, S.A. and Biomat USA, Inc., our former parent. We entered into an agreement with Instituto Grifols, S.A. under which Instituto Grifols, S.A., supplies us with Human Serum Albumin, which we then distribute for therapeutic use to multinational biotech companies. Under this agreement, Instituto Grifols, S.A. also supplies us with Human Serum Albumin for use in diagnostic products as well as for distribution by us to our biotech customers. This agreement also provides us with a constant source of Human Serum Albumin for manufacturing of our diagnostic products. We obtain a substantial portion of our revenue and operating margin from sales of Human Serum Albumin or products incorporating the Human Serum Albumin, supplied to us by Instituto Grifols, S.A., under this agreement. We have entered into an amendment to the original agreement with Instituto Grifols, S.A., extending the term until March 31, 2006; however, there can be no assurances that Instituto Grifols, S.A., will be able to supply us with our needs, or that the demand for Human Serum Albumin will continue throughout the contract period. The loss of our contract with Instituto Grifols, S.A. would have a material adverse effect on our revenues and profitability.

IX.    Employees

As of September 30, 2004, we employed 242 full-time and 16 part-time employees. As of September 30, 2003, we employed 50 full-time employees.

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

We May Need Additional Capital

In order to implement our growth strategy and remain competitive, we must make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates. In order to do this, we may need to obtain additional capital. Although we believe that internal cash flows from operations, along with the existing capacity under our line of credit, will be sufficient to satisfy our working capital and normal operating requirements, we may not be able to fund our planned research and development, capital investment programs, and potential acquisitions without seeking additional capital.

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In September 2004, we entered into a $25 million secured line of credit with Brown Brothers Harriman & Co. as the Collateral Agent and Union Bank of California as Administrative Agent primarily to finance the acquisition of BBI. Our ability to finance future acquisitions under our new credit facility is subject to certain conditions as set forth in the credit agreement with respect to that facility. Even if we are able to access our credit facility for future acquisitions, we cannot assure you that our borrowing capacity under the credit facility, even combined with cash generated from operations will be sufficient to implement our growth strategy. In such event we may need to raise additional capital. If we raise additional capital through new borrowings, we may become subject to additional restrictive covenants. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Any inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, financial condition, and operating results.

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

We obtain a substantial portion of our therapeutic revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols S.A. Although we have entered into an amendment to the original agreement with Instituto Grifols S.A. extending the term until March 31, 2006, there can be no guarantee that Instituto Grifols S.A. will be able to supply us with our needs or that the demand for Human Serum Albumin will continue throughout the contract period or that the agreement will not be terminated prior to March 31, 2006. The loss of this contract with Instituto Grifols or a significant increase in our purchase price would have a material adverse effect on our revenues and profitability.

We also depend on third parties such as Instituto Grifols, S.A. to provide their raw materials and/or products on a timely and cost-effective basis and to deliver high quality products and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

We May Fail to Realize the Anticipated Benefits of Our Acquisitions

The definitive agreements governing our recent acquisitions each include standard representations, warranties and covenants from the counterparty to such agreements, as well as indemnification obligations from the same counterparty, for, among other things, breaches of the same representations, warranties and covenants. These indemnification obligations are limited in time and amount, and it is unlikely that we will otherwise be able to recover any losses that exceed these limits.

Although we expect to realize strategic, operational and financial benefits as a result of these acquisitions, we cannot predict whether and to what extent such benefits will be achieved. Working through integration issues is complex, time-consuming and expensive and could significantly disrupt our business. There are significant challenges to integrating the acquired operations into our business, including:

•	successfully managing the operations, facilities and technology of the acquired businesses;

•	maintaining and increasing the customer base for the acquired products;

•	demonstrating to customers and suppliers that the acquisitions will not result in adverse changes in service standards or business focus;

•	minimizing the diversion of management attention from ongoing business concerns;

•	maintaining employee morale and retaining key employees, integrating cultures and management structures and accurately forecasting employee benefit costs; and

•	consolidating our management information, inventory, accounting and other systems.

Our failure to successfully integrate and operate the acquired businesses, and to realize the anticipated benefits of these acquisitions, could adversely impact our operating performance and financial results.

We May Not Be Able to Successfully Implement Our Growth Strategy

We will grow as a result of our recent acquisitions, and our business plan contemplates continued growth in the form of additional acquisitions and expansion into new markets. Successful future growth will depend upon our ability to access capital, obtain applicable governmental approvals and integrate acquired businesses into our existing operations. We cannot assure you that we will be successful in any future expansion of our operations or any entrance into new markets.

Future Acquisitions Will Involve Inherent Risks That May Adversely Affect Our Operating Results and Financial Condition

Our growth strategy includes the possibility of additional, future acquisitions, which acquisitions would involve various inherent risks, such as:

•	our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition;

•	increased pressure on our staff and on our operating systems; and

•	unanticipated changes in business and economic conditions affecting an acquired business.

Our Stock Price is Expected to be Volatile

The market price of our common stock has, like that of many other life sciences companies, been volatile, and is expected to continue to be volatile. During the two year period ended September 30, 2004, our stock price has ranged from $3.00 to $13.50, and during the 12 months ended November 30, 2004, our stock price has ranged from $6.90 to $13.50. We believe that future announcements concerning us, our competitors, governmental regulations, litigation or unexpected losses, or the failure to meet or exceed analysts’ projections of financial performance, may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of our outstanding common stock in the public market could also materially adversely affect the market price of our common stock. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

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

Investment in Our Common Stock may be Relatively Illiquid

The trading volume of our common stock has historically been low. The recent issuance of a substantial number of shares of our common stock may have an adverse effect on the liquidity of our common stock. Investors in our common stock must be prepared to bear the economic risks of such investment for an indefinite period of time. We also expect that the trading volume of our common stock will be significantly affected by the price of our common stock, which may be volatile.

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

Our Principal Shareholders May Exert Significant Influence on Us

As of November 30, 2004, our Chairman of the Board, Barry D. Plost, beneficially owned approximately 8.9% of our common stock. In addition, Pecks Management Partners, Ltd., as investment advisor for four separate investors, beneficially owns 14.7% of our outstanding shares. Therefore, Mr. Plost and Pecks Management Partners, Ltd. each will have power to exert significant influence on our management and policies.

We Are Subject to Significant Government Regulation

Our business is heavily regulated in the United States. In addition to the FDA which regulates, among other matters, the testing, manufacturing, storage, labeling, export, and marketing of blood products and in vitro diagnostic products, various other federal, state and local regulations also apply and can be, in some cases, more restrictive. If we fail to comply with FDA or other regulatory requirements, we could be subjected to civil and criminal penalties, or even required to suspend or cease operations. Any such actions could severely curtail our sales to biologics companies. Failure of our plasma suppliers or customers to comply with FDA requirements could also adversely affect us. In addition, more restrictive laws, regulations or interpretations could be adopted, which could make compliance more difficult or expensive or otherwise adversely affect our business.

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

Risk of Hazardous Waste Liability

Our operations involve the controlled use of bio-hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal agencies, we cannot assure you that we will be able to continue to comply with all applicable standards or that violations will not occur. In addition, we cannot provide assurance that more restrictive laws, rules and regulations or enforcement policies will not be adopted in the future which could make compliance more difficult or expensive or otherwise adversely affect our business or prospects. We believe that our current product liability insurance is sufficient at this time.

We Are Subject to the Risks Associated with International Sales

International sales accounted for 36% of our total revenues during the year ended September 30, 2004, 30% of our total revenues during the year ended September 30, 2003, and 34% of our total revenues during the year ended September 30, 2002. We anticipate that international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

We May Issue Preferred Stock in the Future

We have authorized in our Articles of Incorporation the issuance of up to 25 million shares of preferred stock. We may issue shares of preferred stock in one or more new series. Our Board of Directors may determine the terms of the preferred stock without further action by our shareholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although we have no present plans to issue shares of preferred stock or to create new series of preferred stock, if we do issue preferred stock, it could affect the rights, or even reduce the value, of our common stock.

Anti-Takeover Effects of Certain Charter and Bylaw Provisions

Certain provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that might be considered in the best interests of our shareholders. These provisions, among other things:

•	eliminate cumulative voting rights;

•	authorize the issuance of “blank check” preferred stock having such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any vote or further action by our shareholders; and

•	eliminate the right of shareholders to act by written consent.

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

Available Information

Free copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished with the Securities and Exchange Commission may be obtained through our website at www.seracare.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report.

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

In conjunction with the GCI and BBI Acquisitions, we assumed leases in Cambridge, Massachusetts, Frederick, Maryland and Gaithersburg, Maryland. These facilities are leased under 10 year leases expiring September 2008 and October 2007 and an 11 year lease expiring July 2015, respectively, and currently consist of approximately 16,135 square feet, 36,412 square feet and 39,120 square feet, respectively. These properties include sales offices, testing laboratories, and refrigerated storage facilities. Beginning in August 2005, it is planned that the Gaithersburg, Maryland facility will be expanded to 65,160 square feet.

In addition to the assumed leases, and pursuant to the BBI Acquisition, the Company acquired certain real property and entered into an Assumption and Modification Agreement pursuant to which the Company assumed the mortgage obligations related to the property. The property consists of administrative offices and a diagnostics products manufacturing facility and is located in a two story, 32,000 square foot building located in West Bridgewater, Massachusetts. As of September 30, 2004 there was $2,300,000 owing under the mortgage.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    Market Information:

The Company’s Common Stock is traded on the NASDAQ National Market under the symbol “SRLS”.

The following table sets forth the high and low prices of our common stock for the periods indicated as reported by Nasdaq:

2004 Quarter ended	High	Low
December 31, 2003	$11.03	$6.90
March 31, 2004	$12.50	$9.62
June 30, 2004	$13.50	$10.78
September 30, 2004	$13.34	$10.94

2003 Quarter ended
December 31, 2002	$6.22	$4.99
March 31, 2003	$6.00	$3.30
June 30, 2003	$5.79	$3.00
September 30, 2003	$6.87	$5.30

(b)    Holders:

As of November 30, 2004 there were 9,912,116 shares of our common stock outstanding and approximately 250 holders of record of our common stock. The closing price of our stock on November 30, 2004 was $11.40 per share.

(c)    Dividends:

Our company has not paid any dividends since our spin-off from Biomat USA, Inc. in September 2001. Our Board of Directors has no current plans to pay cash dividends. Our credit agreement with our senior lender and our note agreement with our subordinated lender each currently limits our ability to declare or pay any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of our capital stock; provided that with the prior written consent of the lenders under the respective credit facilities, we may pay dividends of up to an aggregate during the term of the respective credit facilities of $2,000,000. Future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in our loan agreements and other agreements, and other factors considered relevant by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Equity Compensation Plans Approved by Stockholders. We maintain the SeraCare Life Sciences, Inc. 2001 Stock Incentive Plan. Please see Note 13 to the Financial Statements included with this Form 10K for a description of the 2001 Stock Incentive Plan. In addition, on September 25, 2001, we granted to each of Messrs. Plost, Burdick, Teng, Kasten, Cresci, Jallad and Anderson options to purchase 40,000 shares of our common stock at an exercise price of $1.00 per share. These options were granted outside the scope of the 2001 Stock Incentive Plan. Our 2001 Stock Incentive Plan and the other September 25, 2001 option grants referred to in the previous sentence were approved by our shareholders in September 2001. The September 25, 2001 option grants referred to above are fully vested and have a maximum term of five years from the date of grant.

Equity Compensation Plan Not Approved by Stockholders. On October 4, 2001, we granted options covering an aggregate of 40,000 shares to certain consultants for services that have been rendered. These options were not granted under the 2001 Stock Incentive Plan and we were not required to obtain shareholder approval for these options. Each of these options was fully vested at grant and has a maximum term of three years from the date of grant.

Summary Table. The following table sets forth, for our 2001 Stock Incentive Plan and the other option grants referred to above, the number of shares of our common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of September 30, 2004.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	1,133,500	(1)	$5.45	576,500	(2)
Equity compensation plans not approved by shareholders	40,000		$5.00	—

(1)	Of these shares 923,500 are subject to options granted under the 2001 Stock Incentive Plan and an aggregate of 210,000 are subject to the September 25, 2001 option grants to Messrs. Plost, Burdick, Teng, Kasten, Cresci, Jallad and Anderson.
(2)	Reflects shares then available for award grants under the 2001 Stock Incentive Plan. All of the shares available under the 2001 Stock Incentive Plan are available for grant subject to stock options, restricted stock or other awards authorized under the 2001 Stock Incentive Plan.

Purchases of Equity Securities by the Registrant

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04 - 07/31/04	—	—	—	$1,975,000
08/01/04 - 08/31/04	—	—	—	$1,975,000
09/01/04 - 09/30/04	—	—	—	$1,975,000

(1)	We purchased an aggregate of 4,780 shares of our common stock pursuant to the repurchase program that we publicly announced on June 6, 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $2.0 million in the aggregate pursuant to the Program.

ITEM 6.    SELECTED FINANCIAL DATA

The Table below presents selected financial data of the Company as of and for the three years ended September 30, 2004, 2003, 2002, for the seven months ended September 30, 2001 and for the two years ended February 28(29), 2001 and 2000. These data have been derived from the historical audited financial statement of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Financial Statements, including the notes thereto, included elsewhere herein. The historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended September 30,			Seven Months Ended September 30, 2001	Years Ended February 28(29),
	2004	2003	2002		2001	2000(1)
STATEMENT OF OPERATIONS DATA:
Net sales	$28,441,448	$23,202,760	$25,307,501	$7,753,870	$19,663,336	$16,219,056
Cost of sales	17,701,284	16,075,111	17,932,775	12,526,182	13,197,646	12,057,761

Gross profit (loss)	10,740,164	7,127,649	7,374,726	(4,772,312)	6,465,690	4,161,295
Selling, general and administrative expenses	5,097,114	4,233,351	3,894,578	2,511,492	2,759,445	2,694,271

Operating income (loss)	5,643,050	2,894,298	3,480,148	(7,283,804)	3,706,245	1,467,024
Interest expense (income)	272,959	(6,206)	(33,280)	—	—	—
Other income, net	26,205	—	136,876	—	11,488	7,597

Income (loss) before income taxes	5,396,296	2,900,504	3,650,304	(7,283,804)	3,717,733	1,474,621
Income taxes	1,241,148	284,250	25,470	—	1,524,271	604,595

Net income (loss)	$4,155,148	$2,616,254	$3,624,834	$(7,283,804)	$2,193,462	$870,026

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.51	$0.35	$0.49	$(1.28)	$0.39	$0.15

Diluted	$0.45	$0.31	$0.44	$(1.28)	$0.39	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,176,064	7,487,714	7,374,078	5,679,019	5,633,467	5,633,467

Diluted	9,333,913	8,321,113	8,315,290	5,679,019	5,633,467	5,633,467

	As of September 30,				As of February 28(29),
	2004	2003	2002	2001	2001(2)	2000
SELECTED BALANCE SHEET DATA:
Working capital	$23,922,878	$12,307,847	$12,906,344	$9,518,348	$12,626,907	$6,183,839
Total Assets	89,128,046	27,851,847	19,989,959	15,512,717	20,562,479	15,046,987
Advances from parent	—	—	—	—	10,499,140	6,237,306
Stockholder’s equity	$45,763,721	$20,423,281	$17,276,838	$13,600,425	$6,342,325	$4,148,863

(1)	In periods prior to the seven months ended September 30, 2001, the Company filed its taxes as part of the consolidated return of its former parent, Biomat USA, Inc. For purposes of this presentation, income taxes for all periods prior to the seven months ended September 30, 2001 have been presented utilizing a 41% statutory rate which reflects the permanent difference relating to goodwill. The seven months ended September 30, 2001 and the years ended September 30, 2004, 2003 and 2002 have been shown as actually incurred.
(2)	As of the date of the spin-off, the net intercompany amount of $13,218,598 due from our former parent was deemed an additional investment in the Company by Biomat USA, Inc. and was contributed to additional paid-in capital.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Critical Accounting Policies

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, SeraCare Life Sciences provides for estimates regarding the recoverability of long-lived assets, purchase price allocations, collectability of accounts receivable, the net realizable value of its inventory, as well as its deferred tax asset valuation allowance. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Future financial results could differ materially from current financial results based on management’s current estimates.

We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements:

•	The Company periodically assesses the impairment of long-lived assets including goodwill whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Judgments made by the Company related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations and would decrease the carrying value of these assets.

•	The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgements to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. During the year 2004, we have determined that the GCI Acquisition and the BBI Acquisition were business combinations. We reached our conclusions regarding the valuations assigned to identifiable tangible and intangible assets based upon recommendations from consultants and a valuation report prepared by an independent valuation specialist. The Company has not yet completed the evaluation and allocation of the purchase price for the BBI Acquisition as the appraisal associated with the valuation of certain tangible and intangible assets is not yet complete. The Company does not believe that the appraisal will materially modify the preliminary purchase price allocation. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

•	The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers’ current buying habits. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.

•	Inventory is carried at the lower of cost or market. The Company reviews inventory for estimated obsolescence or unmarketable inventory and provides an amount to reduce inventory to its net realizable value based on the assumptions about future demand and market conditions. If actual market conditions are less favorable than those conditions assumed by management, additional inventory provisions may be required.

•	Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amounts of deferred tax assets to an amount management believes is more likely than not realizable. In making this determination, projections of taxable income, past operating results and tax planning strategies are considered.

The following should be read in conjunction with the “Selected Financial Data” and the Company’s financial statements and related notes thereto.

General

SeraCare Life Sciences, Inc. (the “Company”), is a manufacturer and provider of biological products and services for diagnostic, therapeutic, drug discovery, and research organizations based in Oceanside, California, with satellite offices in: Hatboro, Pennsylvania; Cambridge, Massachusetts; West Bridgewater, Massachusetts; Frederick, Maryland; Gaithersburg, Maryland and distributors in Europe and Asia. We offer a diverse array of products including quality controls for diagnostic tests, specialty plasmas, human and animal-based proteins for research, development, and manufacture of therapeutics and diagnostics, and ethically collected, high quality, clinically annotated biological specimens for target validation and drug discovery. Recently, we acquired substantially all of the assets of the BBI Diagnostics and BBI Biotechnology Research Laboratories divisions of Boston Biomedica, Inc., as well as substantially all of the assets of Genomics Collaborative, Inc. Headquartered in Oceanside, CA, SeraCare conducts business throughout the world, and its common stock is traded on the NASDAQ National Market under the symbol “SRLS”.

The Company is a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and is listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration (“FDA”). Our primary focus is the development and sale of human and animal plasma-based diagnostic, therapeutic, and research products to domestic and international customers. Through our strategic alliances with Biomat USA, Inc., we have access to a nationwide network of donor centers. This has historically provided the basis for our development of human plasma-based products and services. Through our strategic alliance with Proliant, Inc., we have access to bovine serum albumin, which has provided the basis for development of our bovine serum-based products. Through our strategic alliance with SurModics, Inc., we are able to provide in vitro assay stabilizers to many of our customers. We provide quality control products for infectious disease testing. In conjunction with the products we sell for research purposes, we are able to offer services such as nucleic acid isolation and sequencing, SNP analysis, target validation, assistance in statistical study design, and biorepository services. We also provide antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits). In addition, we have established ourselves as a provider of ethically collected, high quality, clinically annotated biological specimens for target drug validation and discovery studies.

We focus on product development, the solidification of customer relationships, and improvement of our operational systems in California, Maryland, Massachusetts and Pennsylvania. We have increased the variety, and improved the quality, of products that we manufacture and sell. Management believes our strategy will aid our long-term success in the highly regulated and competitive industry in which we operate. During the course of our corporate evolution, we have helped many customers develop internal protocols and standards, established quality control benchmarks, and have performed various other value-added services for our customers in order to establish solid relationships. We have made significant progress as a major supplier of protein and media products to several pharmaceutical and biotechnology companies.

RESULTS OF OPERATIONS

The following condensed statements of operations reflects the operating results for the twelve-month periods ended September 30, 2004, 2003 and 2002.

(in thousands, except per share data)	Years Ended September 30,
	2004	2003	2002

STATEMENT OF OPERATIONS DATA:
Net sales	$28,441	$23,203	$25,308
Cost of sales	17,701	16,075	17,933

Gross profit	10,740	7,128	7,375
Selling, general and administrative expenses	5,097	4,233	3,895

Operating income	5,643	2,895	3,480
Interest income (expense)	(273)	5	33
Other income, net	26	—	137

Income before income taxes	5,396	2,900	3,650
Income taxes	1,241	284	25

Net income	$4,155	$2,616	$3,625

EARNINGS PER COMMON SHARE:
Basic	$0.51	$0.35	$0.49

Diluted	$0.45	$0.31	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,176	7,488	7,374

Diluted	9,332	8,321	8,315

Year Ended September 30, 2004 vs Year Ended September 30, 2003

Net Sales

Net sales for the year ended September 30, 2004 increased by 23% or $5,238,000 to $28,441,000 as compared to the 2003 period. For the period, Diagnostic sales increased by $7,511,000 or 75% while Biopharmaceutical sales decreased by $2,273,000 or 17%. The increase in Diagnostic revenues was primarily the result of the acquisition of BMR during the fourth quarter of 2003 combined with organic growth in the Company’s core business operations and an increase in sales related to distribution alliances. The decrease in Biopharmaceutical revenue was primarily a result of the loss of a major customer during the fourth quarter of 2003, partially offset by the acquisitions of GCI and the Biotech division of BBI and increases in revenue from our remaining core biopharmaceutical customers.

Gross Profit

For the current year period, the Company reported a gross profit of $10,740,000, an increase of $3,612,000 from the gross profit of $7,128,000 for the prior year 2003 period. The overall increase in gross profit was the result of both the increase in sales revenue and an increase in the overall gross margin percentage from 31% in 2003 to 38% for the year 2004. Diagnostic products margins improved by $2,780,000 due primarily to the increased sales and a one percent increase in the gross margin percentage. Biopharmaceutical products margins increased by $832,000 during the year due to a 13.4% increase in gross margin percentage from 2003. This increase in Biopharmaceutical products margins was the result of a refocusing by the Company after the loss of a major customer. This refocusing included the acquisitions of GCI and BBI during the current year and a concentration on higher profit margin products and services.

Bad debt expense totaled $19,000 and $18,000 during the years ended September 30, 2004 and 2003, respectively, and was offset by account receivable recoveries of $33,000 in the year 2003. There were no recoveries during the year 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $864,000 or 20% over the comparable 2003 period. This increase was primarily the result of higher sales related costs including: sales salaries (including increased commissions); advertising; marketing; and sales-related travel costs. The acquisitions of BMR, GCI and BBI contributed to the increase in SG&A.

Interest Expense(Income)

Net interest expense, including amounts paid to related parties, totaled $273,000 during the 2004 period compared to interest income of $5,000 during the 2003 period. The Company established a credit facility and borrowed funds in order to meet the working capital requirements of expansion and for the BBI Acquisition.

Other Expense(Income)

Other income for the year ended September 30, 2004 was $26,000. There was no other income or expense for the prior year period.

Income Tax Expense

Income tax expense for the current year period consisted of federal and state tax and increased by $957,000 or 337% from the year earlier period. $712,000 of the increase was a direct result of an increase in the effective tax rate from 9.8% to 23.0%. The reason for the increase in the effective tax is that we exhausted our federal NOL during the current year. With regard to the State of California, the two-year moratorium on the use of net operating loss carryforwards (“NOL”) is still in place and there has been no update on our ability to use our state NOL. Accordingly, we are required to pay state income tax at the approximate rate of 9.8% during fiscal years ended September 30, 2003 and 2004.

Net Income

As a result of the above, net income for the year ended September 30, 2004 totaled $4,155,000 versus net income of $2,616,000 for the year ended September 30, 2003.

Year Ended September 30, 2003 vs Year Ended September 30, 2002

Net Sales

Net sales for the year ended September 30, 2003 decreased by 8% or $2,105,000 to $23,203,000 for the comparable 2002 period. This decrease is comprised of a $1,330,000 or 11% increase in biopharmaceutical sales and a $3,435,000 or 26% decrease in diagnostic sales. Sales to our two largest customers decreased by approximately $5,017,000, or 40%, from 2002 to 2003. Our largest customer notified us during 2003 that it would no longer require the use of our biopharmaceutical product after August 2003. Sales to our largest customer decreased by approximately $2,321,000 from 2002 to 2003. Sales volume to new and existing customers partially replaced the reduced sales volume to the major customer and has resulted in a more diversified customer base.

The Korean blood market was weaker than expected during 2003 and diagnostic sales to a large Korean customer decreased by approximately $2,696,000 compared to 2002. United States demand for blood products decreased during 2003 as well.

Gross Profit

The Company reported a gross profit of $7,128,000, a decrease of $247,000 from the gross profit of $7,375,000 for the comparable 2002 period. The overall decrease in gross profit was the result of lower sales during 2003 as compared to 2002. Gross profit as a percent of sales for 2003 was 31% and was comparable to 29% for 2002. Diagnostic product margins improved due primarily to lower sales during the year ended September 30, 2003 compared to 2002 to a major customer that had lower than average profit margins, thereby increasing the overall margin for the remaining diagnostic product sales.

Profit margins for Biopharmaceutical products decreased during the year ended September 30, 2003 compared to 2002 primarily due to decreased sales to a major customer that had higher profit margins than the margins on the sales volume to several smaller customers that replaced the major customer sales.

Bad debt expense totaled $18,000 and $19,000 during the years ended September 30, 2003 and 2002, respectively, and was offset by account receivable recoveries of $33,000 and $65,000, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $338,000 or 9% over the comparable 2002 period. This increase was primarily the result of increased costs including sales salaries, advertising and marketing, and sales-related travel costs. Selling, general, and administrative costs for the year ended September 30, 2003 as compared to 2002 increased primarily due to selling and marketing costs related to BioBank products along with increased selling costs due to increased sales volume to a more diversified customer base.

Other Income

Other income for the year ended September 30, 2003 was $5,000 compared to $170,000 for the fiscal year ended September 30, 2002. Other income in 2002 consisted of approximately $137,000 received from a legal settlement and $33,000 in interest income.

Income Tax Expense

Income tax expense for the year ended September 30, 2003 consisted of federal alternative minimum tax and state tax. During September 2002, the State of California initiated a two-year moratorium on the use of net operating loss carry-forwards (“NOL”), thereby eliminating our ability to use our state NOL for the next two years. Accordingly, we will be required to pay income tax at the approximate rate of 9.8% during fiscal years ended September 30, 2002 and 2003.

Net Income

As a result of the above, net income for the year ended September 30, 2003 totaled $2,616,000 versus net income of $3,625,000 for the year ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, our current assets exceeded current liabilities by $23,923,000 compared to $12,308,000 as of September 30, 2003, which translates into a current ratio as of September 30, 2004 of 2.4 to 1 compared to 2.7 to 1 as of September 30, 2003. Total liabilities as of September 30, 2004, were $43,364,000 (which includes $25,000,000 of debt related to the acquisition of BBI) compared to $7,429,000 as of September 30, 2003. The total debt to equity ratio as of September 30, 2004 was 0.95 compared to 0.36 as of September 30, 2003.

Current liabilities increased by $9,581,000 from September 30, 2003 to September 30, 2004, primarily as a result of a $5,292,000 increase in accounts payable. Current portion of long-term debt increased $3,808,000 and accrued expenses increased $3,695,000. All of these increases were a result of the acquisitions of GCI and BBI during the current year.

Net cash used in operating activities during the fiscal year ended September 30, 2004 was $429,000 compared to net cash used in operating activities of $454,000 for the fiscal year ended September 30, 2003. The current year results were due primarily to increases in accounts receivable totaling $2,175,000 due to the increase in sales and inventory totaling $6,175,000, due mainly to the impact of the startup of the Biobank and cell culture operations and an expansion of our disease state product line, mostly offset by net income of $4,155,000, an increase in accounts payable of $3,045,000 and a $1,959,000 increase in accrued expenses.

In June 2004, the Company acquired certain assets of GCI. The purchase price paid by the Company in the GCI Acquisition was $14,300,000 (including transaction costs of $404,000), which was determined as a result of arms’ length negotiations and consisted of 1,065,683 shares of the Company’s common stock having an aggregate value of $13,055,000 as well as a cash payment of $1,245,000 (offset by cash acquired in the GCI Acquisition of $347,000). The Company borrowed $833,000 from its then outstanding $10,000,000 secured line of credit to fund a portion of the cash payment. In addition, as partial consideration for the GCI Acquisition, the Company agreed to pay to GCI certain earn-out payments over a two year period pursuant to a formula set forth in the underlying asset purchase agreement.

Effective as of September 14, 2004, the Company acquired substantially all of the assets of the Diagnostic and Biotech divisions of BBI for $30,000,000 in cash plus the assumption of certain liabilities. The acquired assets consist primarily of inventory, receivables, equipment and intellectual property, and also include a building and real property located in West Bridgewater, Massachusetts. The Company funded the BBI Acquisition through a combination of the following: (1) $21,000,000 in borrowings under the new Credit Agreement, (2) $4,000,000 (of which $3,500,000 was with related parties) in borrowings under a subordinated Note Agreement, and (3) $8,160,000 in gross proceeds from the closing of the Company’s private placement of 800,000 shares (the “Shares”) of its common stock (the “Private Placement”).

During October 2003, the Company entered into a two-year, $10,000,000 secured line of credit. The line of credit was secured by the Company’s assets and included certain financial covenants that limited the Company’s level of debt and capital expenditures and other covenants that required minimum levels of liquidity and profitability. On September 14, 2004, this line of credit (“Revolving Loan Facility”) was modified and expanded to include a $15,000,000 term loan with the current lender and a new lender.

Obligations under the new Credit Agreement are secured by substantially all the assets of the Company. The Revolving Loan Facility, which may also be used for working capital and other general corporate purposes in addition to the BBI Acquisition, is governed by a borrowing base equal to 80% (or, in one case, 60%) of eligible accounts receivable and the lesser of $7,500,000 and 30% of eligible inventory. The Credit Agreement contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. On September 15, 2004, the

Company took down an additional $2.5 million under the Revolving Loan Facility for working capital purposes. At September 30, 2004, the borrowing base exceeded the aggregate $10,000,000 Revolving Loan Facility commitment.

As of September 30, 2004, the Company was not in compliance with the Tangible Net Worth covenant of the Credit Agreement. As a result, the Lenders issued a waiver and amended the Credit Agreement to adjust the covenant.

On September 14, 2004, the Company also entered into a four-and-one-half-year $4,000,000 Subordinated Note Agreement (“Note Agreement”). Two of the three note-holders (carrying $3,500,000) (Barry Plost and Dr. Bernard Kasten) are members of the board of directors of the Company, and the administrative agent is a corporation controlled by Mr. Plost. The Company issued $4,000,000 in notes (“Subordinated Notes”) under the Note Agreement to fund a portion of the purchase price for the BBI Acquisition. Until September 15, 2006, the Subordinated Notes bear interest at a rate equal to 14% per annum, increasing thereafter to 16% per annum. Interest is payable monthly in cash, except that any amount in excess of 14% per annum shall be paid in kind, unless payment in cash is permitted under the Credit Agreement and the Company elects to pay such amount in cash. The Subordinated Notes are due on March 15, 2009, and have no scheduled prepayments or sinking fund requirements. The Subordinated Notes may be repaid at any time prior to March 15, 2005 in an amount equal to the principal thereof plus accrued interest. At any time after March 15, 2005 until and including March 15, 2008, the Subordinated Notes may be prepaid only with the payment of a fee equal to 3% (initially) of the amount to be repaid, declining each year by 1%. Mandatory prepayment of the Subordinated Notes is required upon a change of control in an amount equal to 101% of the principal thereof, plus accrued interest. The Subordinated Notes are secured by substantially all the assets of the Company, second in priority to the lien securing obligations under the Credit Agreement, and are subordinated in right of payment to obligations under the Credit Agreement. The Note Agreement contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the holders to accelerate payment of the Subordinated Notes, in addition to the exercise of other legal remedies, including foreclosing on collateral, subject to the provisions of the subordination agreement with the lenders under the Credit Agreement.

In connection with the BBI Acquisition, the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004 (the “Assumption Agreement”), with Commerce Bank & Trust Company (“Commerce Bank”), pursuant to which the Company assumed certain of BBI’s obligations under the loan documents referenced therein (the “Loan Documents”). The obligations assumed by the Company include a promissory note (the “Note”) with an outstanding principal balance of approximately $2,300,000. The Note is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”), which was acquired by the Company pursuant to the BBI Acquisition. The Company also entered into a Guaranty (the “Guaranty”) in favor of Commerce Bank, to secure its obligations under the Loan Documents. The outstanding principal balance under the Note bears interest at a rate per annum of 9.75% until February 25, 2005, at which time the rate per annum will adjust to a rate equal to three-quarters of one percent (0.75%) in excess of Commerce Bank’s published corporate base rate. Payments of principal and interest are payable under the Note monthly in an amount calculated to achieve repayment of the Note in equal monthly payments over a 16 year period. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be prepaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.

Cash flow used in investing activities for the fiscal year ended September 30, 2004 was $31,643,000 compared to $4,005,000 for the fiscal year ended September 30, 2003. The increase in cash used during fiscal 2004 is primarily attributed to the acquisitions of BBI and GCI.

For the fiscal year ended September 30, 2004, cash flow provided by financing activities totaled $30,560,000 and was primarily the result of funds borrowed for the BBI and GCI acquisitions.

Management believes that internal cash flows, along with existing capacity under our line of credit are sufficient to fund working capital requirements at current operating levels, including minimum purchase commitments. However, management also believes that the year 2005 will reflect continued growth in the Company’s core businesses including the possibility of significant expansion(s) and/or acquisition(s). Accordingly, the Company may need to fund such growth with additional debt and/or equity financing in addition to internally generated cash flow.

In June 2003, our board of directors approved a stock repurchase program, authorizing the repurchase of up to $2 million of our common stock. As of November 30, 2004, we had repurchased an aggregate of 4,780 shares of common stock for a total purchase price of $21,352, or an average of $4.47 per share.

Contractual Commitments

We are also subject to payments under specific contractual obligations and commitments. The minimum annual purchase requirements under certain agreements are approximately $2,349,000, $2,865,000 and $1,620,000, for the fiscal years ending September 30, 2005, 2006 and 2007 respectively.

A summary of those contractual obligations and commercial commitments as of September 30, 2004 is as follows:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Operating leases	$14,227,000	$1,844,000	$4,133,000	$2,371,000	$5,879,000
Purchase commitments	6,834,000	2,349,000	4,485,000	—	—
Related party note (including interest)	6,233,000	493,000	1,120,000	4,620,000	—
Long-term debt (including interest)	30,626,000	5,428,000	10,201,000	14,997,000	—

Total Contractual Obligations and Commitments	$57,920,000	$10,114,000	$19,939,000	$21,988,000	$5,879,000

Earnouts

In conjunction with the acquisitions of BMR and GCI, the Company is obligated to certain earnout payments based upon certain criteria contained in the respective assets Purchase Agreements. Payments under these provisions will be accounted for as additional purchase-price adjustments.

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

New Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs—an amendment of ARB No. 43, Chapter 4” SFAS No.

151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current—period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not elected to early adopt SFAS No. 151. We will continue to evaluate the impact the adoption of SFAS No. 151 will have on our financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not believe that it has material exposure to foreign currency exchange rate or other relevant market risks because all international sales are designated in U.S dollars. We were not a party to any derivative financial instruments at September 30, 2004.

Interest Rate and Market Risk. As of September 30, 2004, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the credit facility, subordinated notes and mortgage in the aggregate amount of $29,700,000 and (ii) cash and cash equivalents of $1,500,000, substantially all of which were held in short-term federal government securities. The debt under our credit facility bears interest at a floating rate tied to the Union Bank prime rate of interest. Our mortgage debt bears interest at a fixed rate until February of 2005 at which it time it converts to a variable rate. Our subordinated debt bears interest at a fixed rate. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by $263,000 over the next twelve months.

Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S dollars.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.    CONTROLS AND PROCEDURES.

As of the end of the fiscal year ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal controls over financial reporting during our fiscal year ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s fiscal year ended September 30, 2004 and such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Asset Purchase Agreement dated July 16, 2003, by and among SeraCare Life Sciences, Inc., a California corporation, International Recruiting Services, Inc. d/b/a BioMedical Resources, Inc., a Pennsylvania corporation, Simplicity Diagnostics, Inc., a Pennsylvania corporation, Stephen Lowenthal and Scot Merves, excluding the exhibits and schedules thereto (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on February 20, 2004).†

2.2	Asset Purchase Agreement, dated April 16, 2004, by an among SeraCare Life Sciences, Inc., a California corporation, Boston Biomedica, Inc., a Massachusetts corporation, and BBI Biotech Research Laboratories, Inc., a Massachusetts corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 16, 2004).

2.3	Asset Purchase Agreement, dated June 3, 2004, by and between SeraCare Life Sciences, Inc., a California corporation and Genomics Collaborative, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on June 4, 2004).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 1 of the Form 10 filed with the Securities and Exchange Commission on August 30, 2001).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).

4.1	Form of SeraCare Life Sciences, Inc. common stock certificate (incorporated by reference to Exhibit 4.2 to the Form S-8 filed with the Securities and Exchange Commission on August 11, 2004).

10.1	Employment Agreement between SeraCare, Inc. and Michael F. Crowley, Jr., dated November 1, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).*

10.1.1	Assignment and Assumption Agreement between SeraCare, Inc., SeraCare Life Sciences, Inc. and Michael F. Crowley, Jr., dated August 24, 2001 (incorporated by reference to Exhibit 10.3.1 of Amendment No. 1 of the Form 10 filed with the Securities and Exchange Commission on August 30, 2001).*

10.1.2	Amendment to Employment Agreement dated November 16, 2001 (incorporated by reference to Exhibit 10.3.2 of the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002).*

10.1.3	Second Amendment to Employment Agreement between SeraCare Life Sciences, Inc. and Michael F. Crowley, Jr. dated June 4, 2003 (incorporated by reference to Exhibit 10.1.3 of the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2003).*

10.1.4	Third Amendment to Employment Agreement between SeraCare Life Sciences, Inc. and Michael F. Crowley, Jr. dated as of November 16, 2004 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).*

10.2	Albumin Supply Agreement with Instituto Grifols, S.A., dated June 22, 1999 (incorporated by reference to Exhibit 10.4 of Amendment No. 2 of the Form 10 filed with the Securities and Exchange Commission on August 31, 2001).†

10.2.1	Amendment No. 1 dated June 10, 2001 to Albumin Supply Agreement dated June 22, 1999 (incorporated by reference to Exhibit 10.4.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

Exhibit No.	Document Description

10.2.2	Addendum to Albumin Supply Agreement dated September 27, 2002 (incorporated by reference to Exhibit 10.3.2 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).†

10.3	Standard Industrial/Commercial Multi Tenant Lease Gross between Del Oro Gateway Partners, L.P. and The Western States Group, Inc., n/k/a SeraCare Life Sciences, Inc. dated as of April 16, 1998, and an addendum and the First Amendment thereto dated on or about April 16, 1998 and January 6, 1999 (incorporated by reference to Exhibit 10.7 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.3.1	Assignment and Assumption Agreement dated October 19, 1999 among Del Oro Gateway Partners, L.P. and Arthur Kazarian as Trustee for the General Wood Investment Trust and Second Addendum to Lease dated April 16, 1998 dated on or about October 12, 1998 (incorporated by reference to Exhibit 10.7.1 of the Form 10 filed with the Securities and Exchange Commission on August 3, 2001).

10.3.2	Second Lease Amendment dated February 11, 1999 (incorporated by reference to Exhibit 10.4.2 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).

10.3.3	Third Lease Amendment dated April 2001 (incorporated by reference to Exhibit 10.3.2 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).

10.4	Supply and Services Agreement between SeraCare, Inc. and SeraCare Life Sciences, Inc. dated August 29, 2001 (incorporated by reference to Exhibit 10.13 of Amendment No. 2 of the Form 10 filed with the Securities and Exchange Commission on August 31, 2001).

10.5	2001 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed with the Securities and Exchange Commission on November 20, 2003).*

10.6	Supply Agreement Between SeraCare Life Sciences, Inc. Instituto Grifols, S.A. and Wyeth Pharmaceuticals, Inc. dated September 27, 2002 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).†

10.7	Consulting Agreement between SeraCare Life Sciences, Inc. and Sam Anderson dated April 15, 2002 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the Securities and Exchange Commission on December 30, 2002).

10.7.1	Amendment to Consulting Agreement between SeraCare Life Sciences, Inc. and Sam Anderson dated December 8, 2003 (incorporated by reference to Exhibit 10.13.1 of the Form 10-K filed with the Securities and Exchange Commission on December 23, 2003).

10.8	Form of Registration Rights Agreement between SeraCare Life Sciences, Inc. and the purchasers named on the list of purchasers attached thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on July 9, 2004).

10.9	Revolving/Term Credit and Security Agreement, dated as of September 14, 2004, among SeraCare Life Sciences, Inc., the lenders named therein, Union Bank of California, N.A. as the Administrative Agent and Brown Brothers Harriman & Co. as the Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).†

10.9.1	Amendment No. 1 to Revolving/Term Credit and Security Agreement, dated as of November 12, 2004, by and among the financial institutions listed on the signature page thereto, Union Bank of California, N.A., Brown Brothers Harriman & Co. and SeraCare Life Sciences, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on November 17, 2004).

Exhibit No.	Document Description

10.10	Subordinated Note Agreement, dated as of September 14, 2004, among SeraCare Life Sciences, Inc., the noteholders named therein and David Barrett Inc. as administrative agent for the noteholders (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).

10.11	Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).

10.12	Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).

10.13	Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).l

10.14	Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).l

10.15	Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).l

10.16	$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).l

10.17	Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company (incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004).l

10.18	Consulting Agreement between SeraCare Life Sciences, Inc. and Burdick Management, Inc. dated July 29, 2004 (filed herewith).

23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).

24.1	Power of Attorney (see signature page).

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr. (filed herewith).

31.2	Sarbanes-Oxley Act Section 302 Certification of Tim T. Hart (filed herewith).

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr. (filed herewith).

32.2	Sarbanes-Oxley Act Section 906 Certification of Tim T. Hart (filed herewith).

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for a portion of this agreement.
l	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. has agreed to assume certain of the obligations of Boston Biomedica, Inc, under this agreement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERACARE LIFE SCIENCES, INC. (Registrant)

Dated:	December 14, 2004	By:	/s/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr. President & CEO (Principal Executive Officer)

		By:	/s/ TIM T. HART
Tim T. Hart Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with Section 12 of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Michael F. Crowley, Jr. and Tim T. Hart, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signatures	Title	Date

/s/ BARRY D. PLOST Barry D. Plost	Chairman of the Board	December 14, 2004

/s/ MICHAEL F. CROWLEY, JR. Michael F. Crowley, Jr.	President & CEO (Principal Executive Officer)	December 14, 2004

/s/ TIM T. HART Tim T. Hart	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2004

/s/ JERRY L. BURDICK Jerry L. Burdick	Director	December 14, 2004

/s/ SAMUEL ANDERSON Samuel Anderson	Director	December 14, 2004

/s/ ROBERT J. CRESCI Robert J. Cresci	Director	December 14, 2004

/s/ EZZAT JALLAD Ezzat Jallad	Director	December 14, 2004

/s/ DR. NELSON TENG Dr. Nelson Teng	Director	December 14, 2004

/s/ DR. BERNARD KASTEN Dr. Bernard Kasten	Director	December 14, 2004

SeraCare Life Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2004 and 2003 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Diego, California

December 10, 2004, except as to the fifth paragraph of note 5,

which is as of December 14, 2004

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF INCOME

	Year Ended September 30 2004	Year Ended September 30 2003	Year Ended September 30 2002
Net sales	$28,441,448	$23,202,760	$25,307,501
Cost of sales	17,701,284	16,075,111	17,932,775

Gross profit	10,740,164	7,127,649	7,374,726
Selling, general and administrative expenses	5,097,114	4,233,351	3,894,578

Operating income	5,643,050	2,894,298	3,480,148
Interest (expense) income—net	(249,626)	37,456	33,280
Interest expense to related parties	(23,333)	(31,250)	—
Other income, net	26,205	—	136,876

Income before income taxes	5,396,296	2,900,504	3,650,304
Income taxes (Note 10)	1,241,148	284,250	25,470

Net income	$4,155,148	$2,616,254	$3,624,834

Earnings per common share (Note 3)
Basic	$0.51	$0.35	$0.49

Diluted	$0.45	$0.31	$0.44

Weighted average shares outstanding (Note 3)
Basic	8,176,064	7,487,714	7,374,078

Diluted	9,333,913	8,321,113	8,315,290

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30, 2004	As of September 30, 2003
ASSETS

Current Assets
Cash and cash equivalents	$1,475,869	$2,988,723
Accounts receivable—net (Note 15)	12,025,081	5,969,100
Inventory	26,162,276	10,553,658
Prepaid expenses and other current assets	1,268,821	224,932

Total current assets	40,932,047	19,736,413

Property and equipment—net (Note 4)	7,423,044	1,227,746
Goodwill	33,197,442	6,775,188
Other intangible assets	6,404,131	—
Other assets	1,171,382	112,500

Total assets	$89,128,046	$27,851,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,180,473	$1,887,738
Accounts payable to related parties	1,699,666	2,414,670
Accrued expenses	4,321,370	626,158
Bridge loan from related party (Note 6)	—	2,500,000
Current portion of long-term debt (Note 5)	3,807,660	—

Total current liabilities	17,009,169	7,428,566

Long-term debt (Note 5)	22,466,579	—
Long-term notes payable to related parties (Note 5)	3,500,000	—
Other liabilities	388,577	—

Total liabilities	43,364,325	7,428,566

Commitments (Notes 7, 8 and 9)	—	—

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 9,762,116 and 7,714,492 issued and outstanding	22,935,466	1,750,174
Additional paid-in capital	13,519,422	13,519,422
Retained earnings	9,308,833	5,153,685

Total stockholders’ equity	45,763,721	20,423,281

Total Liabilities and Stockholders’ Equity	$89,128,046	$27,851,847

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Amount
	Shares	Amount
Balance, September 30, 2001	7,334,078	$1,168,406	$13,519,422	$(1,087,403)	$13,600,425
Net income	—	—	—	3,624,834	3,624,834
Value of options and warrants granted	—	51,579	—	—	51,579
Exercise of warrants and options	40,000	—	—	—	—

Balance, September 30, 2002	7,374,078	1,219,985	13,519,422	2,537,431	17,276,838
Net income	—	—	—	2,616,254	2,616,254
Exercise of warrants and options	278,192	151,832	—	—	151,832
Common stock repurchased	(4,780)	(21,643)	—	—	(21,643)
Stock issued in conjunction with acquisition (Note 12)	67,002	400,000	—	—	400,000

Balance, September 30, 2003	7,714,492	1,750,174	13,519,422	5,153,685	20,423,281
Net income	—	—	—	4,155,148	4,155,148
Exercise of warrants and options	153,941	322,088	—	—	322,088
Options issued in conjunction with acquisition	—	39,558	—	—	39,558
Options issued in conjunction with acquisition financing	—	101,629	—	—	101,629
Stock issued in private placement (Note 16)	828,000	7,667,400	—	—	7,667,400
Stock issued in conjunction with acquisition (Note 12)	1,065,683	13,054,617	—	—	13,054,617

Balance, September 30, 2004	9,762,116	$22,935,466	$13,519,422	$9,308,833	$45,763,721

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Cash flows from operating activities:
Net income	$4,155,148	$2,616,254	$3,624,834
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	391,421	145,581	95,139
Allowance for doubtful accounts	18,868	18,274	18,816
Deferred taxes, net of valuation allowance adjustment	(16,167)	—	—
Noncash charge for issuance of options	—	—	51,579
(Increase) decrease from changes, net of effects from acquisitions:
Accounts receivable	(2,175,212)	(3,819,894)	(509,528)
Inventory	(6,175,043)	(1,611,884)	(997,763)
Prepaid expenses and other current assets	(690,790)	94,957	(88,501)
Other assets	(225,963)	(112,500)	—
Accounts payable	3,044,500	674,059	(566,187)
Accounts payable to related parties	(715,004)	1,670,612	744,058
Accrued expenses	1,958,909	(129,226)	622,958

Net cash (used in) provided by operating activities	(429,333)	(453,767)	2,995,405

Cash flows from investing activities:
Purchases of property and equipment	(142,019)	(393,066)	(383,556)
Acquisition of certain assets of Biomedical Resources, Inc.	(46,334)	(3,612,388)	—
Acquisition of certain assets of Boston Biomedica, Inc.	(30,555,668)	—	—
Acquisition of certain assets of Genomics Collaborative, Inc.	(899,216)	—	—

Net cash used in investing activities	(31,643,237)	(4,005,454)	(383,556)

Cash flows from financing activities:
Proceeds from credit facility—Revolver	8,500,000	—	—
Proceeds from credit facility—Term notes	15,000,000	—	—
Proceeds from notes payable to related parties	3,500,000	2,500,000	—
Proceeds from note payable to unrelated party	500,000	—	—
Fees paid for debt issuances	(172,742)	—	—
Payments on long-term debt	(2,257,030)	—	—
Repayment of related party bridge note	(2,500,000)	—	—
Stock repurchase	—	(21,643)	—
Proceeds from issuance of common shares—net of $492,600 of offering costs	7,667,400	—	—
Proceeds from exercise of options and warrants	322,088	151,832	—

Net cash provided by financing activities	30,559,716	2,630,189	—

Net decrease in cash and cash equivalents	(1,512,854)	(1,829,032)	2,611,849
Cash and cash equivalents, beginning of period	2,988,723	4,817,755	2,205,906

Cash and cash equivalents, end of period	$1,475,869	$2,988,723	$4,817,755

See accompanying notes to financial statements.

SERACARE, INC.

STATEMENT OF CASH FLOWS (continued)

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$322,662	$25,480	$—
Federal income taxes	55,000	52,926	—
State income taxes	471,439	50,100	—
(b) Non-cash items disclosure:
Options issued in conjunction with acquisition	39,558	—	—
Stock issued in private placement	336,000	—	—
Earn out accrued relating to Biomedical Resources, Inc.	338,921	—	—
Transaction costs accrued but unpaid	$984,034	$—	$—
(c) Acquisitions
Assets Acquired:
Purchase of certain assets of Biomedical Resources, Inc.
Inventory	$—	$627,433	$—
Property and equipment	—	124,000	—
Goodwill (including $74,655 in transaction costs)	46,334	3,260,955	—

Total	$46,334	$4,012,388	$—

Cash paid, including transaction costs	46,334	3,612,388	—
Stock issued	—	400,000	—

Total	$46,334	$4,012,388	$—

Purchase of certain net assets of Genomics Collabrative, Inc.
Accounts receivable	$644,358	$—	$—
Inventory	6,958,570	—	—
Property and equipment	2,586,228	—	—
Other assets and liabilities, net	427,926	—	—
Goodwill (including $57,366 in transaction costs)	5,588,321	—	—
Long-term debt	(2,251,570)	—	—

Total	$13,953,833	$—	$—

Cash paid, including transaction costs	$899,216	$—	$—
Stock issued	13,054,617	—	—

Total	$13,953,833	$—	$—

Purchase of certain net assets of Boston Biomedica, Inc.
Accounts receivable	$3,255,279	$—	$—
Inventory	2,475,005	—	—
Property and equipment	3,852,603	—	—
Other assets and liabilities, net	3,787,836	—	—
Goodwill (including $556,330 in transaction costs)	19,464,644	—	—
Long-term debt	(2,279,699)	—	—

Total	$30,555,668	$—	$—

Cash paid, including transaction costs	$30,555,668	$—	$—

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a)    Background and Organization

SeraCare Life Sciences, Inc. (the “Company”), a California corporation, is a manufacturer and provider of biological materials and services essential for the manufacture of diagnostic tests, commercial bioproduction of therapeutic drugs and additional research applications based in Oceanside, California, with satellite offices in: Hatboro, Pennsylvania; Cambridge, Massachusetts; West Bridgewater, Massachusetts; Frederick, Maryland; Gaithersburg, Maryland and distributors in Europe and South Korea. The Company offers a diverse array of products including quality controls for diagnostic tests, specialty plasmas, human and animal-based proteins for research, development, and manufacture of therapeutics and diagnostics, and ethically collected, high quality, clinically annotated biological specimens for target validation and drug discovery. Recently, the Company acquired substantially all of the assets of the BBI Diagnostics and BBI Biotechnology Research Laboratories divisions of Boston Biomedica, Inc., as well as substantially all of the assets of Genomics Collaborative, Inc. Headquartered in Oceanside, CA, the Company conducts business throughout the world, and its common stock is traded on the NASDAQ national stock market under the symbol SRLS.

The Company is a vendor-approved supplier to over 500 pharmaceutical and healthcare companies, and is listed as an exclusive supplier in many customers’ regulatory filings with the Food and Drug Administration (FDA). Its primary focus is the development and sale of human and animal plasma-based diagnostic, therapeutic, and research products to domestic and international customers. Through strategic alliances with Biomat USA, Inc., the Company has access to a nationwide network of donor centers. This has historically provided the basis for its development of human plasma-based products and services. Through a strategic alliance with Proliant, Inc., it has access to bovine serum, which has provided the basis for development of bovine serum-based products. The Company also provides antibody-based products, which are used as active ingredients in therapeutic products (generally, drugs used to treat and manage diseases) and in diagnostic products (generally, diagnostic tests and test kits).

(b)    Summary of Significant Accounting Policies

Revenue Recognition

The Company records revenue upon shipment of its products, at which time title passes to the buyer. The Company generally sells its products to pharmaceutical and other biotechnology companies. Historically, returns have not been significant and therefore have not impacted revenue recognized.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $34,536, $124,067 and $30,929 for the years ended September 30, 2004, 2003 and 2002, respectively.

Inventory

Inventory, which consists primarily of blood plasma, products derived from blood plasma and biobank specimens, is valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are recorded at cost and are amortized using the straight-line method, over the lesser of the estimated useful lives of the property or the lease term, not to exceed five years. The building is being depreciated over 30 years.

Income Taxes

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

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accounts payable to related parties, accrued expenses and bridge loan to related party approximate their fair value. Long-term debt and long-term notes to related parties are financial liabilities with carrying values that approximate fair value due to recent incurrence of these obligations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is evaluated annually to ensure recoverability and that no impairment has taken place since the last evaluation. In addition the Company has identified certain other non-amortizable intangibles. In order to ensure that no impairment has occurred, the Company has identified discrete reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and other intangibles, to those reporting units as of the end of each annual reporting period. The Company performed an annual impairment assessment during the last fiscal quarter which resulted in no impairment to the carrying value of goodwill as of September 30, 2004, 2003 or 2002.

The changes in the carrying value of goodwill during 2004 and 2003 are summarized as follows:

Balance as of September 30, 2002	$3,514,233
Goodwill acquired during year	3,260,955

Balance as of September 30, 2003	$6,775,188
Goodwill acquired during year	26,422,254

Balance as of September 30, 2004	$33,197,442

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other intangible assets consist primarily of values assigned to various identifiable intangible assets via the appraisal process as part of the allocation of assets. In this process, values are assigned to: contracts; customer relationships, technology, and trade names and trade marks using various valuation techniques including the expected present value of future cash flows. Acquisition costs allocated in this manner are amortized over the expected beneficial period.

The Company has not yet completed the evaluation and allocation of the purchase price for the most recent 2004 acquisition as the appraisal associated with the valuation of certain tangible and intangible assets is not yet complete. The Company does not believe that the final appraisal will materially modify the preliminary purchase price allocation.

Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options, warrants, convertible debentures or convertible preferred stock) to issue common stock were exercised or converted into common stock.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Financing Costs

It is the policy of the Company to capitalize costs directly related to debt financing and amortize such costs over the term of the financing. These costs are being amortized using the interest method.

Allowance for Doubtful Accounts

The Company has established a policy of assessing its outstanding trade accounts on a periodic basis and establishing a reserve for those accounts which are determined to be uncollectable. Any subsequent collections of accounts previously reserved are recorded as other income when collected.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method and provides pro-forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense.

Reclassifications

Certain reclassifications of prior year accounts have been made to conform to the current year presentation.

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

At September 30, 2004, the Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee and director compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of SFAS No. 123 to stock-based employee and director compensation. The Company estimates the fair value of each stock option, using the Black-Scholes model, at the weighted-average assumption used for grants for the years ended September 30, 2004, 2003 and 2002, respectively: dividend yield of zero; expected volatility of 30.0%, 69.7%, and 47.5%; risk free interest rate of 2.0%, 3.0% and 3.0%; and, expected life of 3 years for each of such years.

	Years Ended September 30,
	2004	2003	2002
Net income reported	$4,155,148	$2,616,254	$3,624,834
Add: Stock based compensation expense included in net income, net of related tax effects	—	—	51,579
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of tax effects	(352,300)	(200,232)	(531,148)

Pro forma net income	$3,802,848	$2,416,022	$3,145,265

Earnings per common share:
Basic—as reported	$0.51	$0.35	$0.49

Basic—pro forma	$0.47	$0.32	$0.43

Diluted—as reported	$0.45	$0.31	$0.44

Diluted—proforma	$0.41	$0.29	$0.38

3.    Earnings Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The computations for basic and diluted earnings per share are as follows:

	Net Income (Numerator)	Shares (Denominator)	Earnings Per Share
Year Ended September 30, 2004
Basic earnings per share:
Net income	$4,155,148	8,176,064	$0.51

Diluted earnings per share:
Dilutive shares and warrants		1,157,849

Net income plus assumed conversions	$4,155,148	9,333,913	$0.45

Potential dilutive securities not included above since they are anti-dilutive:
Anti-dilutive stock options		631,222

Year Ended September 30, 2003
Basic earnings per share:
Net income	$2,616,254	7,487,714	$0.35

Diluted earnings per share
Dilutive shares and warrants		833,399

Net income plus assumed conversions	$2,616,254	8,321,113	$0.31

Potential dilutive securities not included above since they are anti-dilutive:
Anti-dilutive stock options		710,097

Year Ended September 30, 2002
Basic earnings per share:
Net income	$3,624,834	7,374,078	$0.49

Diluted earnings per share:
Dilutive shares and warrants		941,212

Net income plus assumed conversions	$3,624,834	8,315,290	$0.44

Potential dilutive securities not included above since they are anti-dilutive:
Anti-dilutive stock options		787,343

4.    Property and Equipment

Property and equipment consist of the following:

	September 30, 2004	September 30, 2003
Land and building	$2,041,553	$—
Furniture and equipment	4,031,319	901,688
Computer equipment and software	450,385	202,588
Leasehold improvements	1,430,667	223,965

	7,953,924	1,328,241
Construction in progress	234,322	285,322
Less: accumulated depreciation and amortization	(765,202)	(385,817)

Property and equipment, net	$7,423,044	$1,227,746

Depreciation and amortization expense was $385,552, $145,581 and $95,139 for the years ending September 30, 2004, 2003 and 2002, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Debt

Long-term debt consists of the following:

	At September 30
	2004	2003
Revolving credit facility	$8,500,000	—
Term notes	15,000,000	—
Notes payable	500,000	—
Real property mortgage	2,274,239	—

Total	26,274,239	—
Less current portion	3,807,660	—

Total	$22,466,579	—

Revolving Credit Facility and Term Notes

Effective September 14, 2004, the Company entered into a four-year $25,000,000 Revolving/Term Credit and Security Agreement with Brown Brothers Harriman & Co. as the Collateral Agent and Union Bank of California, N.A. (“UBOC”) as the Administrative Agent (the “Credit Agreement”), pursuant to which a $15,000,000 term loan facility (the “Term Loan Facility”) and a $10,000,000 revolving loan facility (“Revolving Loan Facility”) were made available to the Company. Obligations under the Credit Agreement are secured by substantially all the assets of the Company. On September 14, 2004, the Company used the proceeds of $15,000,000 of term loans and $6,000,000 of revolving loans under the Credit Agreement to fund a portion of the purchase price of substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories, Inc. (“BBI Biotech”) divisions of Boston Biomedica, Inc. (“BBI”) (the “BBI Acquisition”) and to repay amounts outstanding under an existing credit agreement, which was terminated. The Revolving Loan Facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base equal to 80% (or, in one case, 60%) of eligible accounts receivable and the lesser of $7,500,000 and 30% of eligible inventory. At September 14, 2004, the borrowing base exceeded the aggregate $10,000,000 Revolving Loan Facility commitment. On September 15, 2004, the Company borrowed an additional $2,500,000 under the Revolving Loan Facility for working capital purposes.

Until September 14, 2005, the loans bear interest at fluctuating rates equal to 3.25% over LIBOR and 1.25% over the prime rate of UBOC (as selected by the Company), which rates may thereafter decrease to as low as 2.25% over LIBOR and .25% over UBOC’s prime rate, depending on a ratio tied to the Company’s total indebtedness. Interest is payable at the end of each LIBOR interest period (but no less frequently than every three months), as selected by the Company, or, in the case of a prime rate loan, monthly. The Credit Agreement requires equal quarterly repayments of principal under the Term Loan Facility of $937,500 commencing December 31, 2004, with the final payment due on September 14, 2008. Amounts under the Term Loan Facility may be prepaid at any time without a prepayment fee, but may not be re-borrowed. Amounts under the Revolving Loan Facility may be repaid and re-borrowed until September 14, 2008. Mandatory prepayments of the Term Loan Facility and the Revolving Loan Facility are required upon the occurrence of certain events, as defined in the Credit Agreement.

The Credit Agreement contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004, the Company was not in compliance with the Tangible Net Worth covenant of the Credit Agreement. As a result, the Lenders issued a waiver and amended the Credit Agreement to adjust the covenant.

Subordinated Notes

On September 14, 2004, the Company entered into a four-and-one-half-year $4,000,000 Subordinated Note Agreement (“Subordinated Notes”) with certain lenders. Two of the three lenders (Barry Plost and Dr. Bernard Kasten who collectively hold $3,500,000) are members of the board of directors of the Company, and the administrative agent is a corporation controlled by Mr. Plost. The $3,500,000 is classified as long-term notes payable to related parties in the accompanying balance sheets. The remaining $500,000 is classified as a component of long-term debt. The Company issued the $4,000,000 in notes under the Note Agreement to fund a portion of the purchase price for the BBI Acquisition. Until September 15, 2006, the Subordinated Notes bear interest at a rate equal to 14% per annum, increasing thereafter to 16% per annum. Interest is payable monthly in cash, except that any amount in excess of 14% per annum shall be paid in kind, unless payment in cash is permitted under the Credit Agreement and the Company elects to pay such amount in cash. The Subordinated Notes are due on March 15, 2009, and have no scheduled prepayments or sinking fund requirements. The Subordinated Notes may be repaid at any time prior to March 15, 2005 in an amount equal to the principal thereof plus accrued interest. At any time after March 15, 2005 until and including March 15, 2008, the Subordinated Notes may be prepaid only with the payment of a fee equal to 3% (initially) of the amount to be repaid, declining each year by 1%. Mandatory prepayment of the Subordinated Notes is required upon a change of control in an amount equal to 101% of the principal thereof, plus accrued interest.

The Subordinated Notes are secured by substantially all the assets of the Company, second in priority to the lien securing obligations under the Credit Agreement, and are subordinated in right of payment to obligations under the Credit Agreement.

The Subordinated Notes contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the holders to accelerate payment of the Subordinated Notes, in addition to the exercise of other legal remedies, including foreclosing on collateral, subject to the provisions of the subordination agreement with the lenders under the Credit Agreement.

Real Property Mortgage

Pursuant to the BBI Acquisition, the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004 (the “Assumption Agreement”), with Commerce Bank & Trust Company (“Commerce Bank”), pursuant to which the Company assumed certain of BBI’s obligations under the loan documents referenced therein (the “Loan Documents”). The obligations assumed by the Company include a promissory note (the “Note”) with an outstanding principal balance of approximately $2,280,000. The Note is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”), which was acquired by the Company pursuant to the BBI Acquisition. The Company also entered into a Guaranty (the “Guaranty”) in favor of Commerce Bank, to secure its obligations under the Loan Documents. The outstanding principal balance under the Note bears interest at a rate per annum of 9.75% until February 25, 2005, at which time the rate per annum will adjust to a rate equal to three-quarters of one percent (0.75%) in excess of Commerce Bank’s published corporate base rate. Payments of principal and interest are payable under the Note monthly in the amount of $23,807. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be prepaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.

Aggregate Maturities

The aggregate maturities of long-term debt, excluding amounts due from related parties, for each of the five years subsequent to September 30, 2004 are as follows:

2005	$3,807,660
2006	3,827,822
2007	3,835,758
2008	12,344,504
2009	604,140
Thereafter	1,854,355

$26,274,239

6.    Bridge Loan from Related Party

In order to fund the cash portion of the purchase price of the BioMedical Resources, Inc. acquisition the Company borrowed $2,500,000 from Mr. Plost, a related party, which loan was secured by all the Company’s assets. Interest was payable at the rate of 6% per annum and was payable in full on or before October 14, 2003. On October 7, 2003, the entire loan was repaid by the Company.

7.    Commitments

Litigation

There are no material pending legal proceedings to which the Company is a party, other than routine litigation occurring in the normal course of the Company’s operations.

Purchase Commitments

The minimum annual purchase requirements under certain agreements are approximately $2,349,000, $2,865,000 and $1,620,000, for the years ending September 30, 2005, 2006 and 2007, respectively.

8.    Leases

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

Fiscal year ended
2005	$1,844,000
2006	2,135,000
2007	1,998,000
2008	1,413,000
2009	958,000
Thereafter	5,879,000

$14,227,000

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense amounted to $389,839, $176,980 and $158,253 for the years ended September 30, 2004, 2003 and 2002, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

9.    Risks and Uncertainties, Significant Customers and Sales Commitments

Storage of plasma and plasma products, labeling, and distribution activities are subject to strict regulation and licensing by the FDA. All of the Company’s facilities are subject to periodic inspection by the FDA. Failure to comply or correct deficiencies with applicable laws or regulations could subject the Company to enforcement action, including product seizures, recalls, and civil and criminal penalties. Any one or more could have a material adverse effect on the Company’s business.

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

For the year ended September 30, 2004, approximately 19% of net sales were to two customers. These customers represented 27% of the year-end accounts receivable. For the year ended September 30, 2003, approximately 33% of net sales were to two customers. These customers represented 50% of the year-end accounts receivable. During the year ended September 30, 2002, approximately 49% of net sales were to two customers. These customers did not have significant receivable balances at year end, and a third customer represented 28% of year-end accounts receivables.

Information regarding our geographical concentration of net sales is as follows:

	September 30, 2004	September 30, 2003	September 30, 2002
United States	$18,194,414	$16,357,708	$16,677,558
Europe	4,863,767	2,935,220	2,681,324
Korea	4,708,759	3,505,627	5,891,674
Other	674,508	404,205	56,945

Total	$28,441,448	$23,202,760	$25,307,501

10.    Income taxes

Income tax expense consists of the following::

	Years Ended September 30,
	2004	2003	2002
Current Provision:
Federal	$816,475	$44,711	$—
State	430,178	239,539	25,470

Total current provision	1,246,653	284,250	25,470

Deferred (benefit) tax provision:
Federal	973,750	(832,370)	(1,116,566)
State	15,870	(66,188)	23,890

Total deferred provision	989,620	(898,558)	(1,092,676)

	2,236,273	(614,308)	(1,067,206)
Decrease in valuation allowance	(995,125)	(898,558)	(1,092,676)

Total income tax expense	$1,241,148	$284,250	$25,470

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Years Ended September 30,
	2004	2003	2002
Computed provision for taxes	34.0%	34.0%	34.0%
State taxes	1.5	4.9	0.5
Other	(0.1)	(0.4)	(2.8)
Change in valuation allowance	(12.4)	(28.7)	(31.0)

Total provision, net of valuation allowance	23.0%	9.8%	0.7%

Loss carryforward:
Federal	None
State	$4,031,126 expires 2010

	Years Ended September 30,
	2004	2003	2002
Deferred tax assets	$482,527	$995,125	$1,893,683
Less valuation allowances	—	(995,125)	(1,893,683)

Net deferred tax asset, included in other assets	$482,527	$—	$—

Deferred tax assets as of September 30, 2004 consist of primarily accrued expenses in the amount of $726,000 and NOL’s in the amount of $235,000, offset by deferred tax liability consisting of depreciation and amortization in the amount of $478,000. The deferred tax assets as of September 30, 2003 and 2002 consisted primarily of NOL’s.

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Because management believes that it is more likely than not that the deferred tax assets will be realized, the valuation allowance has been reversed in the current year. Income tax expense for the years ended include both federal and state taxes. During the years ended September 30, 2004, 2003 and 2002, the deferred tax valuation allowance was reduced by $995,125, $898,558 and $1,092,676, respectively.

11.    Related Party Transactions

The Company is a party to an agreement with Biomat USA, Inc. which sets forth the terms and conditions pursuant to which Biomat USA, Inc. will supply the Company with certain plasma products until January 2006 at prices which will be agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. will also provide plasmapheresis services on donors referred by the Company, including collecting, testing and delivering the plasma. The plasma products provided by Biomat USA, Inc. to the Company under this agreement are subject to minimum quality specifications set forth in the agreement and are subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Probitas Pharma S.A. currently holds a five-year warrant to purchase 563,347 shares of the Company’s common stock. On September 25, 2001, Probitas Pharma S.A., through its subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc., our former parent. The Company purchased from subsidiaries of Biomat USA, Inc. products and services totaling $268,196 during the year ended September 30, 2002, $2,602,950 during the year ended September 30, 2003 and $1,346,075 during the year ended September 30, 2004. During the same periods, the Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling, $8,746,472, $5,790,904 and $4,962,723 respectively. Accounts payable under agreements with these related parties as of September 30, 2004 and 2003 totaled $1,681,192 and $2,414,670 respectively.

Mr. Barry D. Plost is currently Chairman of the Board of Directors of the Company. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A.

Mr. Jerry L. Burdick is currently Secretary of the Company. In addition, Mr. Burdick became a consultant to the Company in August 2004. The Company pays Mr. Burdick a monthly retainer fee of $10,000 plus an hourly consulting fee for services performed. Mr. Burdick also became a consultant to Biomat USA, Inc. in August 2004.

Mr. Sam Anderson, a current Board Member is a consultant to the Company pursuant to a contract which runs through April 14, 2005. The Company pays Mr. Anderson an annual consulting fee of $56,000.

For his services on the Scientific Advisory Board, Dr. Bernard Kasten was granted an option in July, 2002 to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and a non-cash compensation expense of $51,579 was recorded during the year ended September 30, 2002, and is reflected in the accompanying statement of operations under general and administration expenses. In October 2003, Dr. Kasten was granted an option to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of the stock at the date of grant. The fair value of the options as determined using the Black-Scholes model was $39,558 in non-cash acquisition costs which was recorded during the year ended September 30, 2004. No such grant occurred during the year ended September 30, 2003.

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

On June 3, 2004, the Company acquired substantially all of the assets of Genomics Collaborative, Inc (GCI). This acquisition was funded with our common stock and cash. The purchase price paid by the Company

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

to acquire GCI was $14,235,000, which consisted of 1,065,683 shares of the Company’s common stock as well as a cash payment of $1,180,000. The market value of the 1,065,683 shares was approximately $13,055,000. The Company is required to register the shares issued in conjunction with the GCI Acquisition as specified in the Asset Purchase Agreement.

On July 9, 2004, the Company entered into definitive agreements to raise $8,160,000 in gross proceeds from a private placement of its common stock to institutional and accredited investors. The closing of the private placement was contingent on the closing of the BBI Acquisition. Under the terms of the definitive agreements, the Company sold 800,000 shares of its common stock at a price of $10.20 per share. The pricing of the shares was determined by arms-length negotiation, taking into consideration the nature and length of the escrow and that no warrants were to be issued to the investors in this private placement. First Equity Capital Securities, Inc. received a fee of $489,600 plus legal fees of $10,200 and 28,000 shares of the Company’s common stock for arranging the private placement. The shares were valued at $336,000 on the date of issuance. These amounts were netted against the proceeds for accounting purposes. The investors were also provided with “piggy back” registration rights for the shares issued in this private placement. The investors have elected to register these shares in conjunction with the registration of the shares issued in the GCI Acquisition.

13.    Stock Options and Warrants

In September 2001 the Shareholders approved the SeraCare Life Sciences, Inc. 2001 Stock Incentive Plan (“the Plan”), which provides for the granting of up to 600,000 shares of common stock in the form of both incentive stock options and nonqualified stock options; options that are granted to employees generally vest after 3 years, options that are granted to board members generally vest immediately. Options have a maximum term of ten years. In February 2003, shareholders approved an amendment to the Plan, which, among other amendments, added another 400,000 shares of common stock in the form of both incentive stock options and nonqualified stock options. As of September 30, 2004 and September 30, 2003, respectively, options to purchase an aggregate of 923,500 and 605,000 shares had been granted under the Plan, and options to purchase an additional 576,500 and 420,000 were available for future grant under the Plan.

During the years ended September 30, 2004 and 2003, respectively, the Company issued 85,000 and 85,000 options to its senior management team at an average exercise price of $8.19 and $4.50, respectively. During the years ended September 30, 2004 and 2003, the Company also issued 135,000 and 110,000 options to its Board members at an average exercise price of $7.14 and $5.22, respectively.

On September 21, 2004 a warrant was issued to Brown Brothers Harriman & Co to purchase 30,000 shares of the Company’s common stock at $11.80 per share. This warrant was valued at $101,629 utilizing the Black Scholes method of valuation and is being amortized over the term of the new credit facility.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for all stock options and warrants outstanding at September 30, 2004:

	Shares	Weighted Average Exercise Price
Outstanding September 30, 2001	1,415,781	$1.21
Granted	410,000	$0.66
Exercised	(40,000)	$1.00

Outstanding September 30, 2002	1,785,781	$2.55

Outstanding September 30, 2002	1,785,781	$2.55
Granted	195,000	$4.90
Exercised	(290,712)	$0.52
Cancelled	(25,000)	$4.30

Outstanding September 30, 2003	1,665,069	$3.15
Granted	428,500	$8.60
Exercised	(152,498)	$2.13
Cancelled	(59,222)	$8.10

Outstanding September 30, 2004	1,881,849	$4.35

The following table summarizes weighted-average information about stock options and warrants at September 30, 2004:

	Outstanding			Exercisable
Range of Prices	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
$0.65	40,000	75	$0.65	40,000	$0.65
$0.85 - $1.00	310,000	24	$1.00	310,000	$1.00
$1.01 - $1.18	20,000	22	$1.18	20,000	$1.18
$3.00 - $4.05	788,347	29	$3.15	563,347	$3.05
$4.30 - $5.95	350,002	41	$5.70	336,666	$5.69
$6.00 - $6.90	120,000	48	$6.90	120,000	$6.90
$8.10 - $9.05	153,500	58	$8.23	15,000	$9.05
$9.10 - $10.09	5,000	65	$10.09	—	—
$11.80 - $13.30	95,000	60	$12.73	30,000	$11.80

	1,881,849			1,435,013

14.    Segment Information

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

The Biopharmaceutical Products segment includes sale of plasma and Human Serum Albumin to therapeutic manufacturers, the sale of cell culture products, and the sale of life science research products to biotechnology, pharmaceutical, and life science companies. The Diagnostic Products segment includes the manufacture and/or sale of non-injectable plasma products such as proficiency tests, controls, calibrators, reagents and specialty test kit reagents.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company’s segment information as of and for the years ended September 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Net Sales:
Biopharmaceutical Products	$10,916,278	$13,188,511	$11,858,054
Diagnostic Products	17,525,170	10,014,249	13,449,447

Total	$28,441,448	$23,202,760	$25,307,501

Gross profit:
Biopharmaceutical Products	$4,498,029	$3,666,194	$4,388,614
Diagnostic Products	6,242,135	3,461,455	2,986,112

Total	$10,740,164	$7,127,649	$7,374,726

Income (loss) from operations:
Biopharmaceutical Products	$2,621,812	$1,936,088	$2,642,356
Diagnostic Products	3,506,040	1,827,967	1,706,066
Corporate and Other	(484,802)	(869,757)	(868,274)

Total	$5,643,050	$2,894,298	$3,480,148

Identifiable assets:
Biopharmaceutical Products	$32,546,460	$4,776,318	$2,097,770
Diagnostic Products	39,586,950	11,766,340	8,623,686
Corporate and Other	16,994,636	11,309,189	9,268,504

Total	$89,128,046	$27,851,847	$19,989,960

Depreciation and amortization:
Biopharmaceutical Products	$174,804	$76,778	$17,126
Diagnostic Products	216,617	68,803	78,013

Total	$391,421	$145,581	$95,139

Capital expenditures
Biopharmaceutical Products	$8,827	$211,562	$2,964
Diagnostic Products	127,957	117,533	219,459
Corporate and Other	5,235	63,971	161,133

Total	$142,019	$393,066	$383,556

“Corporate and Other” includes unallocated corporate overhead, and other income (expense) amounts which are not specifically attributable to either segment. Identifiable assets of each segment consist primarily of accounts receivable and inventories. Corporate assets include cash and other assets not specifically allocable to either segment.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.    Allowance for doubtful accounts

Changes in the allowance for doubtful accounts for the years ended September 30 were as follows:

	2004	2003	2002	.
Beginning balance	$89,275	$236,117	$318,930
Provision for doubtful accounts	18,868	18,274	18,816
Write-offs and adjustments	13	(131,853)	(36,461)
Recoveries	—	(33,263)	(65,168)

Total	$108,156	$89,275	$236,117

16.    Acquisitions

GCI Acquisition

On June 3, 2004, the Company entered into an Asset Purchase Agreement, dated as of June 3, 2004, with Genomics Collaborative, Inc., (“GCI”) pursuant to which the Company acquired substantially all of the assets of GCI for a combination of stock, cash and the assumption of certain liabilities (the “GCI Acquisition”). GCI was a privately-held company based in Cambridge, Massachusetts, that provided clinical samples for commercial sale and applying human genetics to target validation for drug discovery as a commercial service. Target validation is the process of determining that a molecular target is critically involved in a disease process. It is one of the initial steps in the drug discovery process. The purpose of this acquisition was to expand our inventory of qualified specimens and acquire the proprietary inventory control methodology at GCI.

The purchase price paid by the Company in the GCI Acquisition was $14,300,000 (including transaction costs of $404,000), which was determined as a result of arms’ length negotiations and consisted of 1,065,683 shares of the Company’s common stock having an aggregate value of $13,055,000 as well as a cash payment of $1,245,000 including transaction costs (offset by cash acquired in the GCI Acquisition of $347,000). The Company borrowed $833,000 to fund a portion of the cash payment. In addition, as partial consideration for the GCI Acquisition, the Company agreed to pay to GCI certain earn-out payments over a two year period pursuant to a formula set forth in the underlying asset purchase agreement. Earnout payments will be capitalized as additional purchase price.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Based on the Company’s evaluation, a summary of the allocation of the purchase price for the GCI Acquisition is as follows as of June 3, 2004, the date of the GCI Acquisition.

Assets Acquired
Cash	$347,000
Accounts receivable	644,000
Inventory	6,959,000
Prepaid and other current assets	312,000
Property and equipment	2,587,000
Deposits and other assets	385,000
Intangibles (amortizable over 2 to 5 years)	370,000
Goodwill	5,935,000

Total assets acquired	$17,539,000

Liabilities Assumed
Accounts payable	237,000
Accrued and other deferred liabilities	402,000
Notes payable	2,252,000

Total liabilities assumed	$2,891,000

Total net assets acquired	$14,648,000

The entire amount of goodwill of $5,935,000 is expected to be tax deductible for tax purposes over 15 years.

BBI Acquisition

On September 14, 2004, we announced the acquisition (the “BBI Acquisition”) of substantially all of the assets of BBI Diagnostics and BBI Biotech Research Laboratories, divisions of Boston Biomedica, Inc., for $31,193,000 in cash plus the assumption of certain liabilities. We financed the BBI Acquisition through the following sources: (1) borrowings totaling $21,000,000 under a new credit facility, (2) subordinated loans from certain lenders amounting to $4,000,000 (of which $3,500,00 was with related parties), and (3) $8,160,000 (800,000 shares) from a private placement of our common stock. In accordance with the Asset Purchase Agreement, $2,500,000 of the purchase price has been set aside in an escrow account for eighteen months in the event there should be a purchase price adjustment as defined in the agreement. The acquired divisions include in vitro diagnostics operations and BioBank related operations which management believes to be complementary to our existing operations and which are located at facilities in West Bridgewater, Massachusetts, Frederick, Maryland, and Gaithersburg, Maryland.

In connection with the BBI Acquisition, the Company closed a private placement of its common stock to institutional and accredited investors on September 14, 2004, raising $8,160,000 in gross proceeds. The closing of the private placement was contingent on the closing of the BBI Acquisition. Under the terms of the definitive agreements, the Company sold 800,000 shares of its common stock at a price of $10.20 per share. The pricing of the shares was determined by arms-length negotiation, taking into consideration the nature and length of the escrow and that no warrants were to be issued to the investors in this private placement. First Equity Capital Securities, Inc. received a fee of $489,600 plus legal fees of $10,200 and 28,000 shares of the Company’s common stock for arranging the private placement. The shares were valued at $336,000 on the date of issuance. These amounts were netted against the proceeds for accounting purposes.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Based on the Company’s evaluation, a summary of the preliminary allocation of the purchase price for the BBI Acquisition is as follows as of September 14, 2004, the date of the BBI Acquisition:

Assets Acquired:
Accounts receivable—Trade	$3,255,000
Inventory—Net	2,475,000
Prepaid expenses	102,000
Property and equipment	3,853,000
Other assets	57,000
Contracts (weighted average useful life—4 years)	330,000
Customer Relations (weighted average useful life—10 years)	340,000
Technology (weighted average useful life—5 years)	150,000
Trade name (weighted average useful life—indefinite)	5,220,000
Goodwill	20,102,000

Total Assets Acquired	$35,884,000

Liabilities Assumed
Accounts payable	$1,166,000
Accrued expenses	950,000
Other liabilities	295,000
Mortgage payable	2,280,000

Total liabilities assumed	$4,691,000

Total net worth acquired	$31,193,000

The entire amount of goodwill of $20,102,000 is expected to be deductible for tax purposes over 15 years.

The Company has not yet completed the evaluation and allocation of the purchase price for the BBI Acquisition as the appraisal associated with the valuation of certain tangible and intangible assets is not yet complete. The Company does not believe that the appraisal will materially modify the preliminary purchase price allocation.

BMR Acquisition

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

The cash portion of the purchase price, excluding the earn-out payments, was paid by the Company at the closing of the acquisition on July 16, 2003. To fund the cash portion of the purchase price, the Company borrowed $2,500,000 from Mr. Plost, which loan was secured by all the Company’s assets. This loan was subsequently repaid by the Company (see notes 6). The remainder of the cash portion of the purchase price was paid by the Company out of its cash reserves.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company incurred transaction costs of $62,388 in 2003 and $12,267 in 2004. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the statement of operations from the date of acquisition. The results of operations from July 16, 2003 to September 30, 2003 were immaterial. The allocation of the fair values of assets and liabilities were based upon the Company’s appraisal of such values. The excess of the purchase price over acquired assets was $3,198,567 and is classified as goodwill. During 2004, goodwill has been increased by earnouts in the amount of $372,988, of which $34,067 has been paid.

A summary of the allocation of the purchase price as of September 30, 2003 is as follows.

Assets acquired
Inventory	$627,433
Property and equipment, net	124,000
Goodwill	3,198,567

Total assets acquired	$3,950,000

The entire amount of goodwill of $3,198,567 is expected to be tax deductible for tax purposes over 15 years.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The following table summarizes the results of SeraCare Life Sciences, Inc. for the years ended September 30, 2004 and 2003 as if the acquisitions of GCI and BBI had occurred at the beginning of the period. For this presentation, the Company has combined the twelve month results of SeraCare Life Sciences, Inc. for the year ended September 30, 2004 and 2003 with the twelve month operating results of GCI and BBI for the twelve months ended December 31, 2003 and 2002 respectively. No adjustments have been made to reflect cost reductions which may ultimately result from the combination of these entities. These results do not purport to represent what the results of the combined operations for SeraCare would have been or to be indicative of future results of operations of SeraCare. Data is presented in thousands except per share data.

	Year Ended September 30, 2004	Year Ended September 30, 2003
Revenue	$53,656,000	$50,752,000
Net income	$5,352,000	$2,663,000
Net income per share:
Basic	$.56	$0.29
Diluted	$.50	$0.26

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

17.    Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly data is as follows:

	For the Three Months Ended
	December 31	March 31	June 30	September 30
Year ended September 30, 2004:
Net sales	$4,977,133	$6,461,073	$6,365,239	$10,638,003
Gross profit	$1,904,496	$2,193,921	$2,416,748	$4,224,999
Operating income	$590,837	$1,130,349	$1,216,744	$2,705,120
Net income	$767,571	$876,075	$898,491	$1,613,011
Earnings per common share:
Basic	$0.10	$0.11	$0.11	$0.19
Diluted	$0.09	$0.10	$0.10	$0.16
Year ended September 30, 2003:
Net sales	$5,794,058	$6,089,175	$6,414,701	$4,904,826
Gross profit	$1,719,373	$1,822,093	$1,856,560	$1,729,623
Operating income	$787,624	$865,650	$689,683	$551,341
Net income	$723,032	$788,507	$628,267	$476,448
Earnings per common share:
Basic	$0.10	$0.11	$0.08	$0.06
Diluted	$0.09	$0.10	$0.08	$0.06