Form 10-Q
period 2004-12-31
SERACARE LIFE SCIENCES INC
filed 2005-02-09
CIK 1156295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of January 31, 2005, 9,914,448 shares of the Registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

(in thousands, except for share data)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$337	$1,476
Accounts receivable, net of allowance for doubtful accounts of $108 as of December 31, 2004 and September 30, 2004	11,599	12,025
Inventory	28,377	26,162
Prepaid expenses and other current assets	1,043	1,269

Total current assets	41,356	40,932
Property and equipment, net	8,046	7,423
Goodwill	32,605	33,198
Other intangible assets	6,720	6,404
Other assets	1,166	1,171

Total assets	$89,893	$89,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,297	$7,180
Accounts payable to related parties	1,438	1,700
Accrued expenses	4,406	4,321
Current portion long-term debt	3,883	3,808

Total current liabilities	16,024	17,009

Long-term debt	22,301	22,467
Long-term notes payable to related parties	3,500	3,500
Other liabilities	395	388

Total liabilities	42,220	43,364

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 9,914,448 and 9,762,116 shares issued and outstanding as of December 31, 2004 and September 30, 2004, respectively	23,165	22,936
Additional paid-in capital	13,519	13,519
Retained earnings	10,989	9,309

Total stockholders’ equity	47,673	45,764

Total liabilities and stockholders’ equity	$89,893	$89,128

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Statements of Income

(unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2004	2003
Net sales	$13,000	$4,977
Cost of sales	7,113	3,073

Gross profit	5,887	1,904

Research and development expenses	54	—

Selling, general and administrative expenses	2,542	1,314

Income from operations	3,291	590

Interest expense - net	581	24

Income before income tax expense (benefit)	2,710	566
Income tax expense (benefit)	1,030	(201)

Net income	$1,680	$767

Earnings per common share:
Basic	$0.17	$0.10

Diluted	$0.15	$0.09

Weighted average shares used in per share calculation:
Basic	9,886	7,729

Diluted	11,019	8,907

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,680	$767
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	399	46
Non employee stock based compensation expense	—	40
Changes in operating assets and liabilities:
Accounts receivable	426	945
Inventory	(2,215)	(880)
Prepaid expenses and other current assets	226	(569)
Other assets and liabilities	12	(300)
Accounts payable	(1,295)	731
Accounts payable to related parties	(262)	(1,508)
Accrued expenses	85	44

Net cash used in operating activities	(944)	(684)

Cash flows from investing activities:
Purchase of property and equipment	(153)	(78)
Acquisition of certain assets of BMR, Inc.	—	(10)
Acquisition of certain assets of Genomics Collaborative, Inc.	(19)	—
Receipt of purchase price adjustment relating to acquisition of certain assets of Boston Biomedica, Inc.	191	—

Net cash provided by (used in) investing activities	19	(88)

Cash flows from financing activities:
Exercise of options and warrants	229	111
Borrowings on long-term debt	5,200	500
Principal payments on long-term debt	(5,643)	—
Principal payment of related party bridge note	—	(2,500)

Net cash used in financing activities	(214)	(1,889)

Net decrease in cash and cash equivalents	(1,139)	(2,661)
Cash and cash equivalents, beginning of period	1,476	2,989

Cash and cash equivalents, end of period	$337	$328

Supplemental disclosure of non-cash investing and financing activities:

Capital lease obligations of $352 were incurred during the quarter ended December 31, 2004 when the Company entered into leases for new equipment.

Purchases of property and equipment are net of $412 recorded in accounts payable at December 31, 2004.

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Notes to Financial Statements

Unaudited

1. Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 is unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of December 31, 2004 and the results of its operations and cash flows for the three months ended December 31, 2004 and 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the applicable rules to Form 10-Q. The accompanying financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended September 30, 2004.

The Company has completed the evaluation and allocation of the purchase price for the BBI acquisition which resulted in the allocation of $420,000 from Goodwill to Other Intangible Assets. The Company has recorded the amortization of Other Intangible Assets in the first quarter, including an immaterial amount relating to the period prior to September 30, 2004. During the first quarter, $412,000 was received relating to trade receivables which were guaranteed and ultimately assumed by the seller.

Research and development costs are expensed during the period in which they are incurred.

Certain amounts in prior period financial statements such as interest expense have been reclassified to conform to current period classifications.

2. Stock-Based Compensation

The Company’s stock-based employee and director incentive compensation plan is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” to stock-based employee and director compensation.

	Three months ended December 31,
	2004	2003
	(in thousands, except for per share data)
Net income, as reported	$1,680	$767
Add: Stock-based employee compensation expense included in report of net income, net of related tax effects	—	40
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(258)	(180)

Pro forma net income	$1,422	$627

Earnings per common share:
Basic-as reported	$0.17	$0.10

Basic-pro forma	$0.14	$0.08

Diluted-as reported	$0.15	$0.09

Diluted-pro forma	$0.13	$0.07

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions were used for grants made during the three months ended December 31, 2004 and 2003, respectively:

	Three months ended December 31,
	2004	2003
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Expected volatility of the Company’s stock	30%	30%
Weighted average expected life (in years)	3-7	3-7

On November 16, 2004, the Company issued to members of the board of directors options to purchase 120,000 shares at the fair value of such shares on such date. On December 16, 2004, in conjunction with the hiring of Mr. Tom Lawlor as Worldwide Chief Operating Officer, the Company issued Mr. Lawlor an option to purchase 160,000 shares of the Company’s common stock at the fair value of the shares on such date. Mr. Lawlor’s options were issued outside of the 2001 Employee Stock Option Plan with board approval.

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

	Three months ended December 31,
	2004	2003
	(in thousands, except for per share data)
Numerator for basic and diluted earnings per share – net income	$1,680	$767
Denominator – shares:
Weighted average common shares for basic earnings per share	9,886	7,729
Effect of dilutive securities	1,133	1,178

Dilutive potential shares for diluted earnings per share	11,019	8,907

Earnings per common share:
Basic	$0.17	$0.10

Dilutive	$0.15	$0.09

Potentially dilutive securities not included above since they are antidilutive	811	785

4. Income Taxes

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. As of December 31, 2004, management determined that it is more likely than not that the deferred tax assets will be realized in future periods. A deferred tax asset of $235,000 for California net operating loss carry-forwards was recorded as of December 31, 2004. The California NOL deferred tax asset is expected to begin to be utilized in 2005, a delay resulting from a two-year state imposed moratorium on the use of these NOLs.

The Federal net operating loss carry-forward was used during fiscal 2004 and therefore, in accordance with SFAS No. 109, the effective tax rate for 2004 assumed the use of all the federal net operating losses during fiscal 2004. For the three months ended December 31, 2004, the Company accrued income tax at the rate of 38.0%. For the three months ended December 31, 2003, the Company accrued an income tax benefit of 35.5%. At December 31, 2004, the Company had no federal net operating loss carry-forwards and California state net operating loss carry-forwards of $4,000,000.

5. Long-term Debt

Line of Credit

Effective December 31, 2004, the interest rate on the revolving loan facility was 6.25% and there was $1,000,000 available for borrowing under such line.

6. Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months ended December 31, 2004 and 2003 is as follows:

	Three months ended December 31,
	2004	2003
	(in thousands)
Net Sales:
Biopharmaceutical Products	$6,299	$1,793
Diagnostic Products	6,701	3,184

Total	$13,000	$4,977

Income (expense) from Operations:
Biopharmaceutical Products	$1,393	$288
Diagnostic Products	2,360	478
Corporate and Other (including Research and Development expenses of $54 in 2004)	(462)	(176)

Total	$3,291	$590

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the three months ended December 31, 2004 and 2003.

During the three months ended December 31, 2004, sales to one customer represented approximately 6% of net sales. During the three months ended December 31, 2003, approximately 13% of net sales were to one customer. As of December 31, 2004, two customers had receivable balances representing 27% and 7% of net accounts receivable, respectively. As of September 30, 2004, two customers had balances representing 27% of the total balance of net accounts receivable.

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

The Company is also a party to an agreement with Instituto Grifols, S.A. (also a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols supplies us with Human Serum Albumin, which the Company then distributes to various biotech companies.

Under this agreement, Instituto Grifols, S.A. also supplies the Company with Human Serum Albumin for use in diagnostic products. The Company obtains a significant amount of revenue and operating margin from sales of products incorporating the Human Serum Albumin supplied to us by Instituto Grifols under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006. In connection with an agreement for the supply of Human Serum Albumin that the Company entered into with one of the Company’s significant customers, the Company also amended the terms of our agreement with Instituto Grifols to conform certain aspects of the agreement with the significant customer’s contract.

On September 25, 2001, Probitas Pharma S.A., through its subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc., our former parent. The Company purchased from Biomat USA, Inc. during the three months ended December 31, 2004 and 2003, human blood plasma and services totaling $691,000 and $938,000, respectively. The Company purchased plasma products from other subsidiaries of Probitas Pharma S.A. totaling $1,000,000 and $1,700,000 during the three months ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and September 30, 2004, the Company had accounts payable owed to Grifols, S.A. and related subsidiaries totaling $1,414,000 and $1,682,000, respectively. These amounts are classified with accounts payable to related parties in the accompanying balance sheets.

Mr. Barry D. Plost is currently Chairman of our Board of Directors. Mr. Plost is also President of Biomat USA, Inc. and serves as a director of Probitas Pharma S.A. Mr. Plost became a consultant to the Company effective October 1, 2004, for which he is compensated $200,000 annually.

Mr. Jerry L. Burdick is currently Secretary of the Company. In addition, Mr. Burdick became a consultant to the Company in August 2004. The Company pays Mr. Burdick a monthly retainer fee of $10,000 plus an hourly consulting fee for services performed. Mr. Burdick also became a consultant to Biomat USA, Inc. in August 2004. Effective February 7, 2005, Mr. Burdick became Acting Chief Financial Officer of the Company, a position he will hold until a new CFO is selected.

Mr. Samuel Anderson, a current Board Member, became a consultant to the Company effective April 15, 2002. The Company pays Mr. Anderson an annual consulting fee of $56,000.

For his services on the Scientific Advisory Board, one Board Member was granted an option in October 2003 to purchase 25,000 shares of common stock at an exercise equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model, and a non-cash acquisition charge of $40,000 was recorded during the three months ended December 31, 2003. The fair value of the option was determined using the following assumptions: a risk free interest rate of 2%; dividend yield of zero; volatility of the expected market price of the Company’s common stock of 30%, and a weighted average expected life of the option of 3 years.

In order to fund the cash portion of the purchase price of the BioMedical Resources, Inc. acquisition, the Company borrowed $2,500,000 from Mr. Plost, which loan was secured by all the Company’s assets. Interest was payable at the rate of 6% per annum and was payable in full on or before October 14, 2003. On October 7, 2003, the entire loan was repaid by the Company.

8. Commitments and Contingencies

Litigation

There are no material pending legal proceedings to which we are a party, other than routine litigation occurring in the normal course of our operations.

Capital Leases

On November 18, 2004, the Company entered into a $352,000 lease with Key Corporate Capital, Inc. for various equipment under a sixty month lease at $7,000 per month.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements. All statements regarding SeraCare Life Sciences, Inc.’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to be correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to differences are discussed under the caption “Risk Factors” as described in our Annual Report on Form 10-K for the year ended September 30, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Net Sales

Net sales totaled $13.0 million and $5.0 million for the three months ended December 31, 2004 and 2003, respectively. This $8.0 million or 161% increase in sales for the three months ended December 31, 2004 is primarily the result of the acquisitions of certain assets of Genomics Collabrative Inc (“GCI”) and Boston Biomedica Inc. (“BBI”) in June and September 2004. Due to these acquisitions and internal growth, biopharmaceutical segment product sales totaled $6.3 million, an increase of $4.5 million or 250% and diagnostic segment product sales totaled $6.7 million, an increase of $3.5 million or 110% in diagnostic products revenue.

Gross Profit

The gross profit and gross margin totaled $5.9 million and 45%, respectively, for the three months ended December 31, 2004 compared to $1.9 million and 38%, respectively, for the three months ended December 31, 2003. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments, primarily as a result of the acquisitions of BBI and GCI. Additionally, the customer base has continued to shift from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments. Cost of sales included an inventory benefit of $283,000 related to inventory previously written off that was utilized in production or sold during the first quarter.

Research and Development Expenses

Research and development expenses totaled $54,000 for the three months ended December 31, 2004. These expenditures were incurred by operations acquired on September 14, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $2.5 million and $1.3 million for the three months ended December 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily the result of the acquisitions of GCI and BBI which has resulted in an expansion of sales and marketing activities related to the new and expanded production facilities and products acquired. Also adding to the increase are increases in legal and auditing fees associated with SEC filing activities and requirements. No bad debt expense was incurred during the three months ended December 31, 2004 or 2003.

Interest expense (net)

Interest expense totaled $581,000 for the three months ended December 31, 2004 and $24,000 for the three months ended December 31, 2003. The increase in interest expense is primarily a result of the debt incurred on September 14, 2004, which was used primarily to acquire certain assets of BBI.

Income Tax Expense (Benefit)

Income tax expense for the quarter ended December 31, 2004 totaled $1.0 million compared to a benefit of $201,000 for the three months ended December 31, 2003. The effective tax rate was 38% and a benefit of 35.5% for the quarters ended December 31, 2004 and 2003, respectively. The effective tax rate for the current year period has been reduced from the statutory rate to reflect projected state research credits. The tax benefit for the three months ended December 31, 2003 is the result of the Company’s assessment and determination as of December 31, 2003 that it was more likely than not that the benefit associated with the deferred tax assets would be realized in future periods. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company’s current assets exceeded current liabilities by $25.3 million compared to $23.9 million as of September 30, 2004, which translates into a current ratio as of December 31, 2004 of 2.6 to 1 compared to 2.4 to 1 as of September 30, 2004. Total liabilities as of December 31, 2004 were $42.2 million compared to $43.4 million as of September 30, 2004. The total debt to equity ratio as of December 31, 2004 was 0.89 compared to 0.95 as of September 30, 2004.

The $985,000 decrease in current liabilities from September 30, 2004 to December 31, 2004 is due primarily to a reduction of $883,000 in accounts payable. The decrease in current liabilities increased the current ratio and decreased the total debt to equity ratio as of December 31, 2004 compared to the same ratios for the year ended September 30, 2004.

Net cash used in operating activities during the three months ended December 31, 2004 was $944,000 compared to $684,000 during the same prior year period. Net cash used in operating activities for the three months ended December 31, 2004 was primarily due to an increase in inventory of $2.2 million and a decrease in trade accounts payable of $1,295,000 offset by net income of $1,680,000 and a decrease in accounts receivable of $426,000.

The accounts receivable balance at December 31, 2004 as compared to September 30, 2004 decreased by $426,000 as a result of our more diversified customer sales base and collections on some significant customer accounts. Inventory increased by $2.2 million from September 30, 2004 to December 31, 2004 primarily due to the continuing expansion of our BioBank inventory to support increasing demand. Also contributing to the increase was a short-term increase of certain biopharmaceutical inventory expected to be sold during the next six months.

Cash flows provided by investing activities for the three months ended December 31, 2004 totaled $19,000 compared to cash flows used in investing activities of $88,000 for the comparable prior year period. Cash flows provided by investing activities resulted from the receipt of $412,000 relating to acquired trade receivables that were guaranteed and ultimately assumed by the seller offset by the purchase of property and equipment used to support ongoing business operations. Cash flow used in investing activities during the comparable prior year period related primarily to the purchase of property and equipment used to support ongoing business operations.

Net cash used in financing activities for the three months ended December 31, 2004 totaled $214,000 which was primarily the net result of borrowings and repayments under the credit facility. Net cash used in financing activities for the period ended December 31, 2003 was $1.9 million and resulted primarily from the repayment of $2.5 million short-term bridge note offset by proceeds of $500,000 received from a line of credit used to fund operations.

Management believes that internally generated cash flow will be sufficient to meet the ongoing working capital requirements of the Company’s current operations for the next twelve months. However, any significant expansion or acquisition may need to be funded externally by some combination of bridge financing, private placement(s), and/or other capital infusion. Going forward, we expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow will be adequate for the foreseeable future to cover existing operations as well as our non-cancelable leases, purchase commitments, and credit facility commitments as described in notes to the financial statements numbered 5, 7 and 8 included in the audited financial statements for the fiscal year ended September 30, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and note number 5 to the financial statements of this Form 10-Q.

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

Inventory. Inventory is carried at the lower of cost or market. We review inventory for estimated obsolescence or unmarketable inventory and provide an amount to reduce inventory to its net realizable value based on the assumptions about future demand and market conditions. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If actual market conditions are less favorable than those conditions assumed by management, additional inventory provisions may be required.

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

Purchase price allocations for acquisitions. The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgements to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. During the year 2004, we have determined that the GCI acquisition and the BBI acquisition were business combinations. We reached our conclusions regarding the valuations assigned to identifiable tangible and intangible assets based upon a number of factors, including valuations and appraisals from an independent firm. The Company, however, is ultimately responsible for these valuations. The Company has completed the evaluation and allocation of the purchase price for the BBI acquisition which resulted in the allocation of $420,000 from Goodwill to Other Intangible Assets. The Company has recorded the amortization of Other Intangible Assets in the first quarter, including an immaterial amount relating to the period prior to September 30, 2004. During the first quarter $412,000 was received relating to trade receivables which were guaranteed and ultimately assumed by the seller. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs—an amendment of ARB No. 43, Chapter 4” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not elected to early adopt SFAS No. 151. We will continue to evaluate the impact the adoption of SFAS No. 151 will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We will continue to evaluate the impact of SFAS 123R on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

Interest Rate and Market Risk. As of December 31, 2004, the assets and/or liabilities subject to risks from interest rate changes included: (i) debt under the credit facility and mortgage in the aggregate amount of $25,332,000 and (ii) cash and cash equivalents of $337,000, substantially all of which were held in cash or short-term federal government securities. The debt under our credit facility bears interest at a floating rate tied to the Union Bank prime rate of interest. Our mortgage debt bears interest at a fixed rate until February of 2005 at which it time it converts to a variable rate. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by $263,000 over the next twelve months.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because purchases and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal controls over financial reporting during our quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/04 – 10/31/04	—	—	—	$1,975,000
11/01/04 - 11/30/04	—	—	—	$1,975,000
12/01/04 – 12/31/04	—	—	—	$1,975,000

(1)	We purchased an aggregate of 4,780 shares of our common stock pursuant to the repurchase program that we publicly announced on June 6, 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $2 million in the aggregate pursuant to the Program.

Recent Sales of Unregistered Securities.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Jerry L. Burdick

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Jerry L. Burdick

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
(Registrant)

Dated: February 9, 2005	By:	/s/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr., Chief Executive Officer

Dated: February 9, 2005	By:	/s/ Jerry L. Burdick
Jerry L. Burdick, Acting Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Jerry L. Burdick

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Jerry L. Burdick