Form 10-Q
period 2005-03-31
SERACARE LIFE SCIENCES INC
filed 2005-05-05
CIK 1156295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 30, 2005, 9,957,779 shares of the registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

(In whole dollars, except share data)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,259,542	$1,475,869
Accounts receivable, net of allowance for doubtful accounts of $87,000 as of March 31, 2005 and $108,000 as of September 30, 2004	11,642,079	12,025,081
Inventory, net	31,482,218	26,162,276
Prepaid expenses and other current assets	1,216,376	1,268,821

Total current assets	45,600,215	40,932,047

Property and equipment, net	7,836,437	7,423,044
Goodwill	31,533,777	33,197,442
Other intangible assets, net	6,659,104	6,404,131
Other assets	1,356,540	1,171,382

Total assets	$92,986,073	$89,128,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,933,635	$7,180,473
Accounts payable to related parties	3,275,680	1,699,666
Accrued expenses	2,731,358	4,321,370
Current portion long-term debt	3,852,108	3,807,660

Total current liabilities	16,792,781	17,009,169
Long-term debt	22,353,748	22,466,579
Notes payable, related parties	3,500,000	3,500,000
Other liabilities	415,812	388,577

Total liabilities	43,062,341	43,364,325

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 9,957,779 and 9,762,116 shares issued and outstanding as of March 31, 2005 and September 30, 2004, respectively	23,438,588	22,935,466
Additional paid-in capital	13,519,422	13,519,422
Retained earnings	12,965,722	9,308,833

Total stockholders’ equity	49,923,732	45,763,721

Total liabilities and stockholders’ equity	$92,986,073	$89,128,046

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Statements of Income

(unaudited)

(In whole dollars, except share data)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net sales	$14,788,266	$6,461,073	$27,788,209	$11,438,206
Cost of sales	8,058,778	4,267,151	15,171,259	7,342,945

Gross profit	6,729,488	2,193,922	12,616,950	4,095,261

Research and development expenses	60,193	—	114,169	—

Selling, general and administrative expenses	2,876,219	1,063,572	5,418,368	2,374,075

Income from operations	3,793,076	1,130,350	7,084,413	1,721,186
Interest expense (net)	604,497	44,274	1,184,906	68,144
Other expense	1,299	—	1,299	—

Income before income tax expense	3,187,280	1,086,076	5,898,208	1,653,042

Income tax expense	1,211,166	210,000	2,241,319	9,396

Net income	$1,976,114	$876,076	$3,656,889	$1,643,646

Earnings per common share:
Basic	$0.20	$0.11	$0.37	$0.21

Diluted	$0.18	$0.10	$0.33	$0.18

Weighted average shares used in per share calculation:
Basic	9,936,950	7,814,433	9,910,963	7,771,641

Diluted	11,020,103	9,058,483	10,994,115	9,009,187

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(unaudited)

(In whole dollars, except share data)

	Six months ended March 31,
	2005	2004
Cash Flows from Operating activities:
Net income	$3,656,889	$1,643,646
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	821,461	92,911
Changes in operating assets and liabilities:
Accounts receivable, net	383,002	(104,213)
Inventory	(5,319,942)	(1,551,016)
Prepaid expenses and other current assets	52,445	(915,214)
Other assets	(185,158)	(330,282)
Accounts payable	(246,838)	2,176,218
Accounts payable to related parties	1,576,014	(1,518,310)
Accrued expenses and other liabilities	(1,562,777)	220,112

Net cash used in operating activities	(824,904)	(286,148)

Cash Flows from Investing activities:
Purchase of property and equipment	(690,339)	(81,767)
Costs related to 2004 acquisitions	(287,823)	—
Proceeds from settlement of closing items related to 2004 acquisitions	1,504,000	—
Acquisition of assets of BioMedical Resources, Inc.	—	(10,048)

Net cash provided by (used in) investing activities	525,838	(91,815)

Cash Flows from Financing activities:
Exercise of options and warrants	503,122	112,990
Principle payments on long-term debt	(1,875,000)
Borrowings on line of credit	1,454,617	500,000
Principal payment of related party bridge note	—	(2,500,000)

Net cash provided by (used in) financing activities	82,739	(1,887,010)

Net decrease in cash and cash equivalents	(216,327)	(2,264,973)
Cash and cash equivalents, beginning of period	1,475,869	2,988,723

Cash and cash equivalents, end of period	$1,259,542	$723,750

Supplemental disclosure of non-cash investing and financing activities:
Issuance of options	—	40

Capital lease obligations of $352,000 were incurred during the period ended March 31, 2005 when the Company entered into leases for new equipment.

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Notes to Financial Statements

Unaudited

1. Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 is unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of March 31, 2005, the results of its operations for the three and six months ended March 31, 2005 and 2004, and cash flows for the six months ended March 31, 2005 and 2004. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

During the first quarter of fiscal 2005, the Company completed the evaluation and allocation of the purchase price for the BBI acquisition which resulted in the allocation of $420,000 from goodwill to other intangible assets. Also during the first quarter of fiscal 2005, $412,000 was received relating to trade receivables acquired in the BBI acquisition which were guaranteed and ultimately assumed by the seller. During the second quarter of fiscal 2005, $92,000 relating to trade receivables was recorded as a reduction of goodwill because of a revision of an acquisition allocation estimate. Also during the second quarter of fiscal 2005, we received a $1.0 million payment in settlement of closing balance sheet matters related to the BBI acquisition. The $1.0 million was recorded as a reduction of goodwill. During the six months ended March 31, 2005, the Company incurred additional purchase costs of $289,000 relating to the 2004 acquisitions which was recorded as an increase to goodwill.

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Net income, as reported	$1,976	$876	$3,657	$1,644
Add: Stock-based compensation expense included in net income	—	—	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(47)	(271)	(239)

Pro forma net income	$1,961	$829	$3,386	$1,405

Earnings per common share:
Basic – as reported	$0.20	$0.11	$0.37	$0.21

Basic - pro forma	$0.20	$0.11	$0.34	$0.18

Diluted - as reported	$0.18	$0.10	$0.33	$0.18

Diluted - pro forma	$0.18	$0.09	$0.31	$0.16

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions were used for grants made during the three and six months ended March 31, 2005 and 2004, respectively:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Risk free interest rate	2%	2%	2%	2%
Dividend yield	0%	0%	0%	0%
Expected volatility of the company’s stock	43%	25%	43%	25%
Weighted average expected life (in years)	3	3	3	3

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Numerator for basic earnings per share – net income	$1,976	$876	$3,657	$1,644

Denominator – shares:	9,937	7,814	9,911	7,772
Weighted average common shares for basic earnings per share
Effect of dilutive securities	1,083	1,244	1,083	1,237

Dilutive potential shares for diluted earnings per share	11,020	9,058	10,994	9,009

Earnings per common share:
Basic	$0.20	$0.11	$0.37	$0.21

Dilutive	$0.18	$0.10	$0.33	$0.18

Potentially dilutive securities not included above since they are anti-dilutive	255	742	255	796

4. Income Taxes

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. As of March 31, 2005, management determined that it was more likely than not that the deferred tax assets will be realized in future periods. A deferred tax asset of $235,000 for California net operating loss carry-forwards was recorded as of March 31, 2005. The California NOL deferred tax asset is expected to be utilized in 2005, a delay resulting from a two-year state imposed moratorium on the use of these NOLs.

The Federal net operating loss carry-forward was used during fiscal 2004 and therefore, in accordance with SFAS No. 109, the effective tax rate for 2004 assumed the use of all the federal net operating losses during fiscal 2004. For the three and six months ended March 31, 2005, the Company accrued income tax at the rate of 38.0%. For the three and six month periods ended March 31, 2004, the Company accrued income tax at the rate of 19.3% and 0.5% respectively. At March 31, 2005, the Company had no federal net operating loss carry-forward and California state net operating loss carry-forwards of $4.0 million.

5. Long-term debt

Line of credit

As of March 31, 2005 the balance owed under the revolving loan was $10.0 million, the interest rate was 7.0% and there was no availability under such line.

6. Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months and six months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
	(in thousands)
Net Sales:
Biopharmaceutical Products	$5,997	$2,294	$12,296	$4,087
Diagnostic Products	8,791	4,167	15,492	7,351

Total	$14,788	$6,461	$27,788	$11,438

Income (expense) from Operations:
Biopharmaceutical Products	$1,511	$441	$2,905	$729
Diagnostic Products	3,290	775	5,651	1,254
Corporate and Other	(1,008)	(86)	(1,472)	(262)

Total	$3,793	$1,130	$7,084	$1,721

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment. The Company had no inter-segment sales during the six months ended March 31, 2005 and 2004.

During the three months ended March 31, 2005, approximately 15% of net sales were to one customer. During the three months ended March 31, 2004, approximately 11% of net sales were to one customer. During the six months ended March 31, 2005, approximately 10% of net sales were to one customer. During the six months ended March 31, 2004, there were no customers that represented sales greater than 10% of net sales for the period. As of March 31, 2005, one customer had a balance representing 24% of net accounts receivable. As of September 30, 2004, two customers had balances representing 27% of the total balance of net accounts receivable.

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

On September 25, 2001, Probitas Pharma, through its subsidiary Instituto Grifols, acquired Biomat, our former parent. The Company purchased human blood plasma and services totaling $315,000 and $185,000, respectively, from Biomat during the three months ended March 31, 2005 and 2004. During the six months ended March 31, 2005 and 2004, the Company purchased $477,000 and $876,000 in human blood plasma and services, respectively, from Biomat. During the three months ended March

31, 2005 and 2004, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $2,233,000 and $563,000, respectively. During the six months ended March 31, 2005 and 2004, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $2.9 million and $1.5 million, respectively. As of March 31, 2005 and September 30, 2004, the Company had accounts payable owed to Instituto Grifols and related subsidiaries totaling $3,276,000 and $760,000, respectively. These amounts are classified accounts payable related parties in the accompanying balance sheets.

In connection with the spin-off from Biomat USA, Inc., on September 24, 2001, the Company issued a warrant to Probitas Pharma to purchase 563,347 shares of the Company’s common stock at an exercise price of $3.05 per share. The warrant has an expiration date of September 24, 2006. This warrant has subsequently been assigned by Probitas Pharma to four investors.

Mr. Barry D. Plost is currently Chairman of our Board of Directors. Mr. Plost is also the President, Chief Executive Officer and a member of the board of directors of Biomat USA, Inc. and serves on the executive committee and as a director of Probitas Pharma S.A. Mr. Plost became a consultant to the Company effective October 1, 2004, for which he is compensated $200,000 annually.

Mr. Jerry L. Burdick is currently our Secretary as well as a member of our Board of Directors. In addition, Mr. Burdick became a consultant to the Company in August 2004 and effective February 7, 2005, Mr. Burdick became Acting Chief Financial Officer, a position he will hold until a new CFO is selected. The Company pays Mr. Burdick a monthly retainer fee of $10,000 plus an hourly consulting fee for services performed. Mr. Burdick also became a consultant to Biomat USA, Inc. in August 2004.

Mr. Samuel Anderson, a current Board Member, became a consultant to the Company effective April 15, 2002. Mr. Anderson’s consulting agreement expired by its terms on April 15, 2005. Under the consulting agreement, the Company paid Mr. Anderson an annual consulting fee of $56,000.

For services on the Scientific Advisory Board relating primarily to merger and acquisitions, one Board Member was granted an option in October 2003 to purchase 25,000 shares of common stock at an exercise equal to the fair market value of the stock at the date of grant. The fair value of the options was determined using the Black-Scholes model and $40,000 was recorded as a non-cash acquisition cost during the quarter ended December 31, 2003. The fair value of the option grant was determined using the following assumptions: a risk free interest rate of 2%; dividend yield of zero; volatility of the expected market price of the Company’s common stock of 30%, and a weighted average expected life of the option of 3 years.

8. Commitments and Contingencies

Litigation

On April 8, 2005, a complaint, entitled PrecisionMed International Inc. v. SeraCare Life Sciences, Inc., was filed against the Company in the Superior Court of California, County of San Diego. In April 2003, the Company entered into an agreement with PrecisionMed International for the collection, storage, marketing, sales and distribution of certain biological materials from patients diagnosed with rheumatoid arthritis. The agreement was amended in September 2003 and in October 2004, the Company notified PrecisionMed International of its termination of the agreement. PrecisionMed International alleges that the Company breached the material terms of the agreement, by among other matters, failing to provide to PrecisionMed International periodic reports with respect to activity under the agreement as well as access to samples stored by the Company under the agreement. PrecisionMed International also alleges that the Company had a fiduciary duty to it and breached that duty by the Company’s alleged actions and omissions under the agreement. The complaint also includes allegations of constructive fraud, negligence, conversion, unfair competition and interference with prospective economic advantage and seeks unspecified damages alleged to exceed $5 million in addition to punitive damages and injunctive relief. The Company believes the complaint is without merit and intends to vigorously defend itself.

In addition, the Company is involved from time to time in litigation incidental to the conduct of its business, but except as noted in the prior paragraph, the Company is not currently a party to any material lawsuit or proceeding against it.

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

9. Subsequent Event

On April 18, 2005, the Company filed a registration statement on Form S-1 for the offering of up to 3,500,000 shares of Common Stock, of which up to 3,000,000 shares would be offered for sale by the Company and up to 500,000 shares would be offered for sale by the selling shareholders named in the registration statement. The registration statement also provides for the offering of an additional 525,000 shares of Common Stock (450,000 shares by the Company and 75,000 by the selling shareholders) if the over-allotment option described in the registration statement is exercised by the underwriters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “may,” “will” and similar expressions, we do so to identify forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described under the caption “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004.

You should be aware that any forward-looking statement made by us in this document speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this document. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document might not occur.

OVERVIEW

We are a manufacturer and supplier of biological materials and services essential for the use and manufacture of diagnostic tests and the discovery, development and commercial production of pharmaceuticals. Our diverse customer base includes clinical and government laboratories, pharmaceutical and biotechnology companies and research organizations in industry and academia. Many of our customers operate in highly regulated segments of the life sciences industry with strict quality standards, such as blood testing, biopharmaceutical manufacturing and clinical diagnostic laboratories. We are focused on market opportunities, niche products and custom services that we believe represent significant or growing opportunities.

Our business has two primary segments: Diagnostics Products, which include laboratory products and diagnostic intermediates, and Biopharmaceutical Products, which include discovery products and services and bioprocessing products. Our laboratory products include reference tests used to monitor the performance of laboratory tests for viruses that cause serious infectious diseases, in order to detect errors and thereby lower the risk of reporting inaccurate results. Our diagnostic intermediates are the materials used to produce diagnostic test kits, such as human and animal plasma-based components and biological products. Our diagnostic products are sold to hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, manufacturers of diagnostic test kits and regulatory agencies that oversee the manufacture and use of such test kits.

Our discovery products and services include approximately 600,000 biological samples owned by us, as well as management of approximately 12 million human samples, including tissue, serum, plasma, whole blood, DNA and RNA. Our bioprocessing products support the biotechnology and pharmaceutical industries in the development and manufacture of human therapies. Our biopharmaceutical products are sold to pharmaceutical and biotechnology companies and research organizations in industry and academia.

Our recent revenue and earnings growth are a result of internal product development as well as recent acquisitions. Over 20 people who have expertise in areas such as virology, immunology and analytical chemistry contribute to our product development process. Our team currently has approximately 20 products under development and has been responsible for the commercial development of over 100 products in the past.

Our strategy is to leverage our competitive advantages and market position to continue to increase our revenues and profitability. As part of this strategy, we have acquired three businesses over the last two years. In July 2003, we expanded our diagnostic products segment by acquiring substantially all of the assets of BioMedical Resources, Inc., or BMR. BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls. We paid approximately $4.0 million for the assets of BMR, which consisted of approximately $3.6 million in cash and 67,002 shares of common stock having an aggregate value of $0.4 million. In addition, as partial consideration, we agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006, earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business.

We expanded our business with the acquisition of substantially all of the assets of Genomics Collaborative, Inc., or GCI, in June 2004 and the acquisition of substantially all of the assets of the BBI Diagnostics and BBI Biotechnology Research Laboratories divisions of Boston Biomedica, Inc., or BBI, in September 2004. We paid $14.3 million for the assets of GCI, which amount consisted of 1,065,683 shares of our common stock and cash of approximately $1.2 million (including transaction costs). GCI is based in Cambridge, Massachusetts and provides clinical samples and applies human genetics to target validation for drug discovery. We paid $30.0 million in cash plus the assumption of certain liabilities for the assets of the BBI divisions. The acquired divisions include in vitro diagnostics operations and BioBank related operations, which we believe will complement our existing operations. The acquired assets are located at facilities in West Bridgewater, Massachusetts, Frederick, Maryland, and Gaithersburg, Maryland. In February 2005, we entered into a closing balance sheet agreement with BBI pursuant to which we received $1.0 million of the amount previously escrowed by the parties in satisfaction of adjustments relating to the net assets test provided for in the asset purchase agreement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 vs Three Months Ended March 31, 2004

Net Sales

Net sales totaled $14.8 million and $6.5 million for the three months ended March 31, 2005 and 2004, respectively. This $8.3 million or 129% increase in sales for the three months ended March 31, 2005 is primarily the result of the acquisitions of certain assets of GCI and BBI since March 2004. Due to these acquisitions and internal growth, biopharmaceutical segment product sales totaled $6.0 million, an increase of $3.7 million or 161% and diagnostic segment product sales totaled $8.8 million, an increase of $4.6 million or 111% in revenue.

Gross Profit

Gross profit and gross margin totaled $6.7 million and 46%, respectively, for the three months ended March 31, 2005 compared to $2.2 million and 34%, respectively, for the three months ended March 31, 2004. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments, primarily as a result of the acquisitions of BBI and GCI. Additionally, the customer base has continued to shift from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments. The material cost component of cost of sales included an excess inventory benefit of $156,000 related to inventory previously written off and utilized in production or sold.

Research and Development Expenses

Research and development expenses totaled $60,000 for the three months ended March 31, 2005. These expenditures were incurred by operations acquired on September 14, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $2.9 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the 2005 period reflects an expansion of sales and marketing activities resulting from the 2004 acquisitions as well as increased auditing, legal and other professional fees associated with public company reporting and related expenses. No bad debt expense was incurred during the three months ended March 31, 2005 or 2004.

Interest expense (net)

Interest expense totaled $604,000 for the three months ended March 31, 2005 and $44,000 for the three months ended March 31, 2004. The increase in interest expense is primarily a result of the debt incurred in September 2004, which was used primarily to acquire certain assets of BBI.

Income Tax Expense

Income tax expense totaled $1,211,000 and $210,000 for the three months ended March 31, 2005 and 2004, respectively. The annual effective tax rate was 38.0% and 19.3% for the quarters ended March 31, 2005 and 2004, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year. The effective tax rate for the current year period has been reduced from the statutory rate to reflect projected state research credits.

Net Income

As a result of the above, net income increased by $1.1 million for the three months ended March 31, 2005 to $1,976,000.

Six Months Ended March 31, 2005 vs Six Months Ended March 31, 2004

Net Sales

Net sales totaled $27.8 million and $11.4 million for the six months ended March 31, 2005 and 2004, respectively. This $16.4 million or 143% increase in sales for the six months ended March 31, 2005 is primarily the result of the acquisitions of certain assets of GCI and BBI since March 2004. Due to these acquisitions and internal growth, biopharmaceutical segment product sales totaled $12.3 million, an increase of $8.2 million or 201% and diagnostic segment product sales totaled $15.5 million, an increase of $8.1 million or 111% in revenue.

Gross Profit

Gross profit and gross margin totaled $12.6 million and 45%, respectively, for the six months ended March 31, 2005 compared to $4.1 million and 36%, respectively, for the six months ended March 31, 2004. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments, primarily as a result of the acquisitions of BBI and GCI. Additionally, the customer base has continued to shift from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments. The material cost component of cost of sales included an excess inventory benefit of $439,000 related to inventory previously written off and utilized in production or sold.

Research and Development Expenses

Research and development expenses totaled $114,000 for the six months ended March 31, 2005. These expenditures were incurred by operations acquired on September 14, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $5.4 million and $2.4 million for the six months ended March 31, 2005 and 2004, respectively. The increase in the 2005 period reflects an expansion of sales and marketing activities resulting from the 2004 acquisitions as well as increased auditing, legal and other professional fees associated with public company reporting and related expenses. No bad debt expense was incurred during the six months ended March 31, 2005 or 2004.

Interest expense (net)

Interest expense totaled $1.2 million for the six months ended March 31, 2005 and $67,000 for the six months ended March 31, 2004. The increase in interest expense is primarily a result of the debt incurred in September 2004, which was used primarily to acquire certain assets of BBI.

Income Tax Expense

Income tax expense totaled $2.2 million and $9,000 for the six months ended March 31, 2005 and 2004, respectively. The annual effective tax rate was 38.0% and 0.5% for the six months ended March 31, 2005 and 2004, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year. The effective tax rate for the current year period has been reduced from the statutory rate to reflect projected state research credits.

Net Income

As a result of the above, net income increased by $2.0 million for the six months ended March 31, 2005 to $3,657,000 from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our current assets exceeded current liabilities by $28.8 million compared to $23.9 million as of September 30, 2004, and accordingly, our ratio of current assets to current liabilities was 2.7 to 1 as of March 31, 2005 compared to 2.4 to 1 as of September 30, 2004. Total liabilities as of March 31, 2005 were $43.1 million compared to $43.4 million as of September 30, 2004. The total debt to equity ratio as of March 31, 2005 was 0.86 compared to 0.95 as of September 30, 2004.

Current liabilities decreased by $216,000 from September 30, 2004 to March 31, 2005, primarily as a result of a reduction in accrued expenses, primarily due to the timing of payment of these expenses. The growth in inventory resulted in an increase in the current ratio, while the growth in equity, primarily from earnings, resulted in a decrease in the total debt to equity ratio as of March 31, 2005 compared to the same ratios for the year ended September 30, 2004.

Net cash used in operating activities during the six months ended March 31, 2005 was $825,000 compared to net cash used in operating activities during the six months ended March 31, 2004 of $286,000. The increase in net cash used in operating activities for the six months ended March 31, 2005 was primarily due to the increase in inventory and reduction of accrued expenses and was partially offset by the increase in accounts payable to related parties. Inventory increased by $5.3 million from September 30, 2004 to March 31, 2005 primarily in the biopharmaceutical product segment to support expected future sales.

Cash flows provided by investing activities for the six months ended March 31, 2005 totaled $526,000 compared to cash used in investing activities of $92,000 for the comparable prior year period. The cash generated by investing activities for the six months ended March 31, 2005 was primarily the result of a $1.0 million cash payment in settlement of certain closing balance sheet matters related to the BBI acquisition, partially offset by the purchase of property and equipment used to support ongoing business operations.

Net cash provided by financing activities for the six months ended March 31, 2005 totaled $83,000, which resulted primarily from the exercise of options and warrants. Borrowings and repayments under our credit facility were mostly offsetting.

Management believes that internally generated cash flow will be sufficient to meet the ongoing working capital requirements of our current operations for the next twelve months. However, any significant expansion or acquisition may need to be funded externally by some combination of bridge financing, private placement(s), and/or other capital infusion. Going forward, we expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow will be adequate for the foreseeable future to cover existing operations as well as our non-cancelable leases, purchase commitments, and credit facility commitments as described in notes to the financial statements for the fiscal year ended September 30, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On April 18, 2005, we filed a registration statement on Form S-1 for the offering of up to 3,500,000 shares of our common stock, of which up to 3,000,000 shares would be offered for sale by us and up to 500,000 shares would be offered for sale by the selling shareholders named in the registration statement. The registration statement also provides for the offering of an additional 525,000 shares of common stock (450,000 shares by us and 75,000 shares by the selling shareholders) if the overallotment option described in the registration statement is exercised by the underwriters. We intend to use the net proceeds from the offering, if consummated, to repay the revolving loan portion of our senior credit facility, which had a balance of $10.0 million as of March 31, 2005. The balance of the net proceeds from the offering would be used to finance future acquisitions and for general corporate purposes, including working capital.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates the collectibility of accounts receivable, the net realizable value of our inventory, the recoverability of long-lived assets, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition, Corrected Copy,” (SAB 104). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) pervasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. We record any material up-front payments as deferred revenue in other liabilities on the balance sheet and recognize revenue upon shipment of the product to the customer and when the four criteria noted above are met.

Returns. We will accept return of goods, if prior to returning goods, the purchaser contacts us and requests a Return Authorization Number, clearly stating the reason for the return. Request for replacements or credit must be received within 10 days after shipment. We are not liable for products that become unusable due to improper storage, improper treatment, or expiration. Certain returns are subject to a 15% handling and restocking charge. Biopharmaceutical products will only be accepted with a Return Authorization Number and a letter stating adherence to Prescription Drug Marketing Act Storage Compliance. Items that are non-returnable include frozen items, custom orders, products that have been altered in any manner from their original state or not in their original containers, and biopharmaceutical items for use by diagnostic customers. Returns are recorded as a decrease in revenue at the time information is available.

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current buying habits. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based on specific customer collection issues that have been identified.

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

Long-lived Assets. We assess the impairment of long-lived assets, including goodwill, annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

Deferred Tax Assets. Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amounts of deferred tax assets to an amount management believes is more likely than not realizable. In making the determination projections of taxable income, past operating results and tax planning strategies are considered.

Purchase Price Allocations for Acquisitions. The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. During fiscal 2004, we determined that the GCI acquisition and the BBI acquisition were business combinations. We reached our conclusions regarding the fair values assigned to identifiable tangible and intangible assets based upon a number of factors, including valuations and appraisals from an independent firm. We, however, are ultimately responsible for these valuations. We have completed the evaluation and allocation of the purchase price for the BBI acquisition which resulted in the allocation of $420,000 from goodwill to other intangible assets. We have recorded the amortization of other intangible assets in the first quarter of fiscal 2005, including an immaterial amount relating to the period prior to September 30, 2004. During the first quarter of fiscal 2005, $412,000 was received relating to trade receivables which were guaranteed and ultimately assumed by the seller. During the second quarter of fiscal 2005, we received a $1.0 million payment in settlement of certain closing balance sheet matters related to the BBI acquisition. The $1.0 million payment was recorded as a reduction of goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

INFLATION

We believe that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, management believes that inflation will have no significant effect on our results of operations or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements, do not engage in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with us.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs—an amendment of ARB No. 43, Chapter 4” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not elected to early adopt SFAS No. 151. We will continue to evaluate the impact the adoption of SFAS No. 151 will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured at the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. We will continue to evaluate the impact of SFAS 123R on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

Interest Rate and Market Risk. As of March 31, 2005, the assets and/or liabilities subject to risks from interest rate changes included: (i) outstanding debt under all senior credit facility and mortgage notes in the aggregate amount of $25,376,000 and (ii) cash and cash equivalents of $1,259,542, substantially all of which were held in cash or short-term federal government securities. The debt under our senior credit facility bears interest at a floating rate tied to either the LIBOR rate or the Union Bank prime rate of interest. Our mortgage note bore interest at a fixed rate of 9.75% per annum through February 2005 at which time the mortgage note converted to a variable rate equal to 0.75% in excess of the mortgage lender’s established corporate base rate then in effect. A one-percentage point change in interest rates affecting our floating rate long-term debt would change pre-tax income by $253,000 over the next twelve months.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because purchases and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 8, 2005, a complaint, entitled PrecisionMed International Inc. v. SeraCare Life Sciences, Inc., was filed against us in the Superior Court of California, County of San Diego. In April 2003, we entered into an agreement with PrecisionMed International for the collection, storage, marketing, sales and distribution of certain biological materials from patients diagnosed with rheumatoid arthritis. The agreement was amended in September 2003 and in October 2004, we notified PrecisionMed International of our termination of the agreement. PrecisionMed International alleges that we breached the material terms of the agreement, by among other matters, failing to provide to PrecisionMed International periodic reports with respect to activity under the agreement as well as access to samples stored by us under the agreement. PrecisionMed International also alleges that we had a fiduciary duty to it and breached that duty by our alleged actions and omissions under the agreement. The complaint also includes allegations of constructive fraud, negligence, conversion, unfair competition and interference with prospective economic advantage and seeks unspecified damages alleged to exceed $5 million in addition to punitive damages and injunctive relief. We believe the complaint is without merit and intend to vigorously defend ourselves.

In addition, we are involved from time to time in litigation incidental to the conduct of our business, but except as noted in the prior paragraph, we are not currently a party to any material lawsuit or proceeding against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05 – 01/31/05	—	—	—	$1,975,000
02/01/05 - 02/28/05	—	—	—	$1,975,000
03/01/05 – 03/31/05	—	—	—	$1,975,000

(1)	We purchased an aggregate of 4,780 shares of our common stock pursuant to the repurchase program that we publicly announced on June 6, 2003 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $2 million in the aggregate pursuant to the Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 10, 2005, the Company held its annual meeting of shareholders.

The shareholders of the Company re-elected all of the Company’s directors to serve until the next annual meeting. Voting results for the directors were as follows:

Director	Number of Shares Voted For	Number of Shares Withheld
Samuel D. Anderson	7,849,062	229,926

Jerry L. Burdick	7,911,776	167,212

Robert J. Cresci	8,023,591	55,397

Michael F. Crowley, Jr.	7,911,776	167,212

Ezzat Jallad	7,963,737	115,251

Bernard Kasten	8,023,791	55,197

Barry D. Plost	7,911,776	167,212

Nelson Teng	8,023,591	55,397

The shareholders approved an amendment to the Company’s 2001 Stock Incentive Plan to increase the number of shares available for award grants under the Plan by an additional 300,000 shares from 1,500,000 shares to 1,800,000 shares. The number of shares voted in favor of the amendment totaled 5,588,569 shares, with 2,170,865 broker non-votes, 8,628 abstentions and 310,926 shares voted against the amendment.

The shareholders also approved the Employee Stock Purchase Plan. The number of shares voted in favor of the Employee Stock Purchase Plan totaled 5,767,207 shares, with 2,170,865 broker non-votes, 5,661 abstentions and 135,255 shares voted against adoption of the Employee Stock Purchase Plan.

ITEM 5.	OTHER INFORMATION

On November 16, 2004, our Board of Directors approved the following arrangements for non-employee director compensation, which is effective for fiscal 2005 and beyond unless earlier terminated or modified by our Board of Directors:

Our Board of Directors consists of eight authorized members. Each director, except for Mr. Michael Crowley, is entitled to an annual cash fee of $10,000 plus expenses to be paid the first month of each fiscal year, a $1,500 fee for each meeting personally attended and a $500 fee for each meeting telephonically attended. In addition, each director, except for Mr. Crowley and Mr. Barry Plost, receives annually a fully vested five-year option to purchase 15,000 shares of our common stock with an exercise price equal to 100% of the fair market value (as determined in accordance with our 2001 Stock Incentive Plan) of our common stock on the date of the grant. Our Chairman of the Board, Mr. Plost, receives a fully vested five year option to purchase 25,000 shares of our common stock at an exercise price equal to 100% of the fair market value (as determined in accordance with our 2001 Stock Incentive Plan) of our common stock on the date of the grant for services performed in his capacity as Chairman of our Board of Directors.

Each member of our Audit Committee, except for Mr. Robert Cresci, receives a $2,500 annual fee for serving on the Audit Committee. Mr. Cresci receives a cash fee of $7,500 annually and $1,000 for each Audit Committee meeting attended in person and $500 for each such meeting attended telephonically for serving as the Audit Committee Chairman. Mr. Cresci also receives a fully vested five-year option to purchase 5,000 shares of the our common stock at an exercise price equal to 100% of the fair market value (as determined in accordance with our 2001 Stock Incentive Plan) of our common stock on the date of grant for serving as the Audit Committee Chairman. All members of the Audit Committee are entitled to be reimbursed for their expenses in serving on the Audit Committee.

Each member of our Compensation Committee, except for Mr. Samuel Anderson, receives a $2,500 annual fee for serving on the Compensation Committee. Mr. Anderson receives a cash fee of $5,000 annually for serving as the Compensation Committee Chairman. All members of the Compensation Committee are entitled to be reimbursed for their expenses in serving on the Compensation Committee.

The foregoing description is also filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Non-Employee Director Compensation Arrangements

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Jerry L. Burdick

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Jerry L. Burdick

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
(Registrant)

Dated: May 5, 2005	By:	/S/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr.,
Chief Executive Officer

Dated: May 5, 2005	By:	/s/ JERRY L. BURDICK
Jerry L. Burdick,
Acting Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Non-Employee Director Compensation Arrangements

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Jerry L. Burdick

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Jerry L. Burdick