Form 10-Q
period 2005-06-30
SERACARE LIFE SCIENCES INC
filed 2005-08-10
CIK 1156295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-33045

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

As of August 1, 2005, 13,450,374 shares of the registrant’s common stock, no par value, were outstanding.

SeraCare Life Sciences, Inc.

SeraCare Life Sciences, Inc.

Balance Sheets

(unaudited)

(In whole dollars, except share data)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,674,284	$1,475,869
Accounts receivable, net of allowance for doubtful accounts of $80,000 as of June 30, 2005 and $108,000 as of September 30, 2004	11,451,853	12,025,081
Inventory, net	34,069,023	26,162,276
Prepaid expenses and other current assets	663,416	1,268,821

Total current assets	75,858,576	40,932,047
Property and equipment, net	6,840,276	6,489,044
Goodwill	33,606,384	34,131,442
Other intangible assets, net	6,574,375	6,404,131
Other assets	1,233,003	1,171,382

Total assets	$124,112,614	$89,128,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,967,746	$7,180,473
Accounts payable to related parties	2,498,124	1,699,666
Accrued expenses	5,706,502	4,321,370
Current portion long-term debt	3,864,355	3,807,660

Total current liabilities	16,036,727	17,009,169
Long-term debt	13,356,683	22,466,579
Notes payable, related parties	3,500,000	3,500,000
Other liabilities	354,732	388,577

Total liabilities	33,248,142	43,364,325

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 13,448,708 and 9,762,116 shares issued and outstanding as of June 30, 2005 and September 30, 2004, respectively	62,452,225	22,935,466
Additional paid-in capital	13,519,422	13,519,422
Retained earnings	14,892,825	9,308,833

Total stockholders’ equity	90,864,472	45,763,721

Total liabilities and stockholders’ equity	$124,112,614	$89,128,046

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Statements of Income

(unaudited)

(In whole dollars, except share data)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net sales	$14,165,501	$6,365,239	$41,953,709	$17,803,445
Cost of sales	7,468,000	3,948,491	22,639,258	11,288,279

Gross profit	6,697,501	2,416,748	19,314,451	6,515,166
Research and development expenses	126,249	—	240,418	—
Selling, general and administrative expenses	2,965,982	1,200,004	8,384,350	3,577,236

Income from operations	3,605,270	1,216,744	10,689,683	2,937,930
Interest expense, net	497,040	49,873	1,683,245	118,017

Income before income tax expense	3,108,230	1,166,871	9,006,438	2,819,913
Income tax expense	1,181,127	268,380	3,422,446	277,776

Net income	$1,927,103	$898,491	$5,583,992	$2,542,137

Earnings per common share:
Basic	$0.17	$0.11	$0.54	$0.32

Diluted	$0.16	$0.10	$0.49	$0.28

Weighted average shares used in per share calculation:
Basic	11,105,119	8,116,924	10,298,104	7,887,824

Diluted	12,229,860	9,437,825	11,413,931	9,136,812

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Statements of Cash Flows

(unaudited)

(In whole dollars, except share data)

	Nine months ended June 30,
	2005	2004
Cash Flows from Operating activities:
Net income	$5,583,992	$2,542,137
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	751,366	183,040
Changes in operating assets and liabilities:
Accounts receivable, net	810,234	279,878
Inventory	(7,906,747)	(3,206,087)
Prepaid expenses and other current assets	605,405	(1,017,461)
Other assets, including intangible assets	(84,533)	(315,687)
Accounts payable	(3,212,727)	2,389,493
Accounts payable to related parties	798,458	(1,168,495)
Accrued expenses and other liabilities	946,724	288,438

Net cash used in operating activities	(1,707,828)	(24,745)

Cash Flows from Investing activities:
Purchase of property and equipment	(959,198)	(121,313)
Costs related to 2004 acquisitions	(912,872)	(833,242)
Proceeds from settlement of closing items related to 2004 acquisitions	1,412,192	—
Acquisition of assets of BioMedical Resources, Inc.	—	(12,267)

Net cash used in investing activities	(459,878)	(966,823)

Cash Flows from Financing activities:
Proceeds from public stock offering, net of issue costs	39,124,313	—
Proceeds from Employee Stock Purchase Plan share issues	143,887	—
Exercise of options and warrants	503,122	111,690
Proceeds from long term debt	24,700,000	3,650,000
Payments on long term debt	(34,105,201)	(2,616,570)
Principal payment of related party bridge note	—	(2,500,000)

Net cash provided by (used in) financing activities	30,366,121	(1,354,880)

Net increase (decrease) in cash and cash equivalents	28,198,415	(2,346,447)
Cash and cash equivalents, beginning of period	1,475,869	2,988,723

Cash and cash equivalents, end of period	$29,674,284	$642,274

Supplemental disclosure of non-cash investing and financing activities:
Issuance of options	—	40

Capital lease obligations of $352,000 were incurred during the period ended December 31, 2004 when the Company entered into leases for new equipment.

See accompanying notes to unaudited financial statements

SeraCare Life Sciences, Inc.

Notes to Financial Statements

Unaudited

1. Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2005 and for the three and nine month periods ended June 30, 2005 and 2004 is unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position of SeraCare Life Sciences, Inc. (the “Company” or “we”) as of June 30, 2005, the results of its operations for the three and nine month periods ended June 30, 2005 and 2004, and cash flows for the nine month periods ended June 30, 2005 and 2004. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the audited financial statements for the fiscal year ended September 30, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any other period or for the entire current fiscal year.

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

During the first quarter of fiscal 2005, the Company completed the evaluation and allocation of the purchase price for the BBI acquisition which resulted in the allocation of $420,000 from goodwill to other intangible assets. Also during the first quarter of fiscal 2005, $412,000 was received relating to trade receivables acquired in the BBI acquisition which were guaranteed and ultimately assumed by the seller. During the second quarter of fiscal 2005, $92,000 relating to trade receivables was recorded as a reduction of goodwill because of a revision of an acquisition allocation estimate. Also during the second quarter of fiscal 2005, we received a $1.0 million payment in settlement of closing balance sheet matters related to the BBI acquisition. The $1.0 million was recorded as a reduction of goodwill. During the nine month period ended June 30, 2005, the Company incurred additional purchase costs of $913,000 relating to the 2004 acquisitions which includes $441,724 relating to earnout payments, all of which was recorded as an increase to goodwill. Included in the earnout payments was $365,185 which was a complete and final payment to one of the selling shareholders of a previously recorded acquisition.

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Net income, as reported	$1,927	$899	$5,584	$2,542
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all awards, net of related tax effects	(167)	(53)	(438)	(293)

Pro forma net income	$1,760	$846	$5,146	$2,249

Earnings per common share:
Basic – as reported	$0.17	$0.11	$0.54	$0.32

Basic - pro forma	$0.16	$0.10	$0.50	$0.29

Diluted - as reported	$0.16	$0.10	$0.49	$0.28

Diluted - pro forma	$0.14	$0.09	$0.45	$0.25

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted average assumptions were used for grants made during the three and nine months ended June 30, 2005 and 2004, respectively:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.9%	2.0%	2.6%	2.0%
Dividend yield	0%	0%	0%	0%
Expected volatility of the company’s stock	59.0%	30.0%	40.0%	30.0%
Weighted average expected life (in years)	4.0	3.0	3.2	3.0

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Numerator for basic earnings per share – net income	$1,927	$899	$5,584	$2,542

Denominator – shares:
Weighted average common shares for basic earnings per share	11,105	8,117	10,298	7,888
Effect of dilutive securities	1,125	1,321	1,116	1,249

Dilutive potential shares for diluted earnings per share	12,230	9,438	11,414	9,137

Earnings per common share:
Basic	$0.17	$0.11	$0.54	$0.32

Dilutive	$0.16	$0.10	$0.49	$0.28

Potentially dilutive securities not included above since they are anti-dilutive	—	630	—	717

4. Income Taxes

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. As of March 31 2005, management determined that it was more likely than not that the deferred tax assets will be realized in future periods. For the three and nine month periods ended June 30, 2005, the Company accrued income tax at the rate of 38.0%. For the three and nine month periods ended June 30, 2004, the Company accrued income tax at the rate of 19.3% and 0.5% respectively. At June 30, 2005, the Company had no federal net operating loss carry-forward and California state net operating loss carry-forwards of $4.0 million.

5. Long-term debt

Line of credit

As of June 30, 2005, the Company had an outstanding balance of $2.0 million on the revolving loan portion of the senior facility reflecting borrowings subsequent to June 1, 2005 by the Company. At June 30, 2005 the interest rate was 7.0% and $8.0 million was available under the line. On June 1, 2005, the Company made a $9.6 million payment to fully repay the outstanding balance of revolving loan portion of the senior facility.

6. Stockholders’ Equity

On May 31, 2005 the Company completed a public offering of common stock issuing 3,477,600 shares at $12.25 per share for gross proceeds of $42.6 million. Share issue costs were approximately $3.9 million. In the same offering certain selling shareholders named in the registration statement sold 547,400 shares. We used a portion of the net proceeds from the offering to repay the revolving loan portion of our senior credit facility. We expect to use the balance of the net proceeds from the offering to finance future acquisitions and for general corporate purposes, including working capital.

7. Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months and nine month periods ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net Sales:
Biopharmaceutical Products	$5,182	$2,733	$17,478	$6,820
Diagnostic Products	8,984	3,632	24,476	10,983

Total	$14,166	$6,365	$41,954	$17,803

Income (expense) from Operations:
Biopharmaceutical Products	$1,059	$638	$3,974	$1,367
Diagnostic Products	2,983	706	8,622	1,960
Corporate and Other	(437)	(127)	(1,907)	(389)

Total	$3,605	$1,217	$10,689	$2,938

Income from operations is defined as income before income taxes, interest, and other non-operating income and expenses. “Corporate and other” includes selling, general and administrative corporate expenses other than those directly attributable to an operating segment.

During the three month period ended June 30, 2005, approximately 16% of net sales were to one customer. During the three month period ended June 30, 2004, approximately 13% of net sales were to one customer. During the nine month period ended June 30, 2005, approximately 12% of net sales were to one customer. During the nine month period ended June 30, 2004, there were no customers that represented sales greater than 10% of net sales for the period. As of June 30, 2005, one customer had a balance representing 20% of net accounts receivable. As of September 30, 2004, two customers had balances representing 27% of the total balance of net accounts receivable.

8. Related Party Relationships and Transactions

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

On September 25, 2001, Probitas Pharma, through its subsidiary Instituto Grifols, acquired Biomat, our former parent. The Company purchased human blood plasma and services totaling $98,000 and $190,000, respectively, from Biomat during the three month periods ended June 30, 2005 and 2004. During the nine month periods ended June 30, 2005 and 2004, the Company purchased $791,000 and $1.7 million in human blood plasma and services, respectively, from Biomat. During the three month period ended June 30, 2005 and 2004, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $3.8 million and $903,000, respectively. During the nine month periods ended June 30, 2005 and 2004, the Company purchased plasma products from other subsidiaries of Probitas Pharma totaling $6.6 million and $2.4 million, respectively. As of June 30, 2005 and September 30, 2004, the Company had accounts payable owed to Instituto Grifols and related subsidiaries totaling $2.4 million and $1.7 million, respectively. These amounts are classified within accounts payable to related parties in the accompanying balance sheets.

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

Mr. Jerry L. Burdick is currently our Secretary as well as a member of our Board of Directors. In addition, Mr. Burdick became a consultant to the Company in August 2004 and effective February 7, 2005, Mr. Burdick became Acting Chief Financial Officer. Effective June 1, 2005, Mr. Burdick resigned as Acting Chief Financial Officer concurrent with the hiring our new Chief Financial Officer. The Company pays Mr. Burdick a monthly retainer fee of $10,000 plus an hourly consulting fee for services performed. Mr. Burdick was also a consultant to Biomat USA, Inc. from August 2004 to January 2005.

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

9. Commitments and Contingencies

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

Capital Leases

On November 18, 2004, the Company entered into a $352,000 lease with Key Corporate Capital, Inc. for various equipment under a sixty month lease at $7,000 per month including interest.

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

Our strategy is to leverage our competitive advantages and market position to continue to increase our revenues and profitability. As part of this strategy, we have acquired three businesses over the last two years. In July 2003, we expanded our diagnostic products segment by acquiring substantially all of the assets of BioMedical Resources, Inc., or BMR. BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls. We paid approximately $4.0 million for the assets of BMR, which consisted of approximately $3.6 million in cash and 67,002 shares of common stock having an aggregate value of $0.4 million. In addition, as partial consideration, we agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006, earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business. Payments since inception total $702,041.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2005 vs. Three Month Period Ended June 30, 2004

Net Sales

Net sales totaled $14.2 million and $6.4 million for the three month periods ended June 30, 2005 and 2004, respectively. This $7.8 million or 123% increase in sales for the three month period ended June 30, 2005 is primarily the result of the acquisitions of certain assets of GCI and BBI in June and September 2004, respectively. Due to these acquisitions and internal growth, biopharmaceutical segment product sales totaled $5.2 million, an increase of $2.4 million or 90% and diagnostic segment product sales totaled $9.0 million, an increase of $5.4 million or 147%.

Gross Profit

Gross profit and gross margin totaled $6.7 million and 47%, respectively, for the three month period ended June 30, 2005 compared to $2.4 million and 38%, respectively, for the three month period ended June 30, 2004. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments, primarily as a result of the acquisitions of BBI and GCI. Additionally, the customer base has continued to shift from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments. The material cost component of cost of sales included an inventory benefit of approximately $134,000 related to inventory previously written off and utilized in production or sold.

Research and Development Expenses

Research and development expenses totaled $126,000 for the three month period ended June 30, 2005. These expenditures were incurred by operations acquired on September 14, 2004 and relate principally to the development of an assay for the detection of the infectious protein that causes Mad Cow Disease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $3.0 million and $1.2 million for the three month periods ended June 30, 2005 and 2004, respectively. The increase in the 2005 period is due principally to an expansion of sales and marketing activities resulting from the 2004 acquisitions as well as increased auditing, legal and other professional fees associated with public company reporting and related expenses. Bad debt expense of $43,000 was recorded during the three month period ended June 30, 2005. No bad debt expense was recorded in the same period in 2004.

Interest Expense, net

Interest expense, net totaled $497,000 for the three month period ended June 30, 2005 and $50,000 for the three month period ended June 30, 2004. The increase in interest expense is primarily a result of the debt incurred in September 2004, which was used primarily to acquire certain assets of BBI.

Income Tax Expense

Income tax expense totaled $1.2 million and $268,000 for the three month periods ended June 30, 2005 and 2004, respectively. The effective tax rate was 38.0% and 23.0% for the three month periods ended June 30, 2005 and 2004, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year. The effective tax rate for the current year period has been reduced from the statutory rate to reflect projected state research credits.

Net Income

As a result of the activities discussed above, net income increased by approximately $1.1 million for the three month period ended June 30, 2005 to $2.0 million.

Nine Months Ended June 30, 2005 vs. Nine Months Ended June 30, 2004

Net Sales

Net sales totaled $42.0 million and $17.8 million for the nine month periods ended June 30, 2005 and 2004, respectively. This $24.2 million or 136% increase in sales for the nine month period ended June 30, 2005 is primarily the result of the acquisitions of certain assets of GCI and BBI in June and September 2004, respectively. Due to these acquisitions and internal growth, biopharmaceutical segment product sales totaled $17.5 million, an increase of $10.7 million or 156% and diagnostic segment product sales totaled $24.5 million, an increase of $13.5 million or 123%.

Gross Profit

Gross profit and gross margin totaled $19.3 million and 46%, respectively, for the nine month period ended June 30, 2005 compared to $6.5 million and 37%, respectively, for the nine month period ended June 30, 2004. The increase in gross profit is the direct result of improved margins generated by a shift in product mix in both the biopharmaceutical and diagnostic segments, primarily as a result of the acquisitions of BBI and GCI. Additionally, the customer base has continued to shift from fewer and more significant customers to a more diversified customer base with customers that had lower average sales and higher profit margins in both the biopharmaceutical and diagnostic segments. The material cost component of cost of sales included an inventory benefit of approximately $573,000 related to inventory previously written off and utilized in production or sold.

Research and Development Expenses

Research and development expenses totaled $240,000 for the nine month period ended June 30, 2005. These expenditures were incurred by operations acquired on September 14, 2004 and relate principally to the development of an assay for the detection of the infectious protein that causes Mad Cow Disease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $8.4 million and $3.6 million for the nine month periods ended June 30, 2005 and 2004, respectively. The increase in the 2005 period is due principally to an expansion of sales and marketing activities resulting from the 2004 acquisitions as well as increased auditing, legal and other professional fees associated with public company reporting and related expenses. Bad debt expense of $43,000 was recorded during the nine month period ended June 30, 2005. No bad debt expense was recorded in the same period in 2004.

Interest Expense (net)

Interest expense, net totaled $1.7 million for the nine month period ended June 30, 2005 and $118,000 for the nine month period ended June 30, 2004. The increase in interest expense is primarily a result of the debt incurred in September 2004, which was used primarily to acquire certain assets of BBI.

Income Tax Expense

Income tax expense totaled $3.4 million and $278,000 for the nine month periods ended June 30, 2005 and 2004, respectively. The effective tax rate was 38.0% and 9.9% for the nine month periods ended June 30, 2005 and 2004, respectively. The provision for income taxes during interim quarterly reporting periods is based on estimates of the effective tax rates for the respective full fiscal year. The effective tax rate for the current year period has been reduced from the statutory rate to reflect projected state research credits.

Net Income

As a result of the above, net income increased by $3.0 million for the nine month period ended June 30, 2005 to $5.6 million from the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our current assets exceeded current liabilities by $59.8 million compared to $23.9 million as of September 30, 2004, and accordingly, our ratio of current assets to current liabilities was 4.7 to 1 as of June 30, 2005 compared to 2.4 to 1 as of September 30, 2004. Total liabilities as of June 30, 2005 were $33.2 million compared to $43.4 million as of September 30, 2004. The total debt to equity ratio as of June 30, 2005 was 0.37 compared to 0.95 as of September 30, 2004.

Current liabilities decreased by $972,000 from September 30, 2004 to June 30, 2005, due principally to a $3.2 million reduction in accounts payable, primarily due to the timing of payments, partially offset by a $1.4 million increase in accrued expenses and an increase of $798,000 in accounts payable to related parties. The growth in inventory resulted in an increase in the current ratio, while the growth in equity, primarily from the secondary offering and also from earnings, resulted in a decrease in the total debt to equity ratio as of June 30, 2005 compared to the same ratios for the year ended September 30, 2004.

Net cash used in operating activities during the nine month period ended June 30, 2005 was $1.7 million compared to net cash used in operating activities during the nine month period ended June 30, 2004 of $25,000. The increase in net cash used in operating activities for the nine month period ended June 30, 2005 was primarily due to the increase in inventory and reduction of accounts payable amounts, partially offset by the increases in accounts payable to related parties and accrued expenses. Inventory increased by $7.9 million from September 30, 2004 to June 30, 2005, primarily in the biopharmaceutical product segment to support expected future sales.

Cash flows used in investing activities for the nine month period ended June 30, 2005 totaled $460,000 compared to cash used in investing activities $967,000 for the comparable prior year period. The cash used in investing activities for the nine month period ended June 30, 2005 was primarily the result of the purchase of property and equipment used to support ongoing business operations and additional spending related to our 2004 acquisitions. This spending was offset by a $1.0 million cash receipt in settlement of certain closing balance sheet matters related to the BBI acquisition and the receipt of $412,000 relating to trade receivables acquired in the BBI acquisition which were guaranteed and ultimately assumed by the seller.

Net cash provided by financing activities for the nine month period ended June 30, 2005 totaled $30.4 million due principally to net proceeds from our public offering of $38.9 million offset by pay-downs of the senior credit facility. The exercise of options and warrants during the nine month period ended June 30, 2005 contributed $503,000.

Management believes that internally generated cash flow along with the balance of the net proceeds from our recent public offering will be sufficient to meet the ongoing working capital requirements of our current operations for the next twelve months and provide for moderate expansions and acquisitions. However, a significant expansion or acquisition may need to be funded externally by some combination of expansion of the current credit facility, bridge financing, private placement(s), and/or other capital infusion. Going forward, we expect to generate positive cash flows from operations for the foreseeable future. Accordingly, management expects internally generated cash flow will be adequate for the foreseeable future to cover existing operations as well as our non-cancelable leases, purchase commitments, and credit facility commitments as described in notes to the financial statements for the fiscal year ended September 30, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On April 18, 2005, we filed a registration statement on Form S-1 for the offering of up to 3,500,000 shares of our common stock, of which up to 3,000,000 shares would be offered for sale by us and up to 500,000 shares would be offered for sale by the selling shareholders named in the registration statement. The registration statement also provided for the offering of an additional 525,000 shares of common stock (450,000 shares by us and 75,000 shares by the selling shareholders) if the over-allotment option described in the registration statement was exercised by the underwriters. Our intended use for the net proceeds from the offering was stated to include repayment of the revolving loan portion of our senior credit facility, which had a balance of $10.0 million as of March 31, 2005. The balance of the net proceeds from the offering was indicated to be used to finance future acquisitions and for general corporate purposes, including working capital.

On May 31, 2005 we completed a public offering of 3,477,600 shares of our common stock at $12.25 per share with gross proceeds totaling approximately $42.6 million. Share issue costs were approximately $3.9 million. In the same offering certain selling shareholders named in the registration statement sold 547,400 shares. On June 1, 2005, we made a $9.6 million payment to fully repay the outstanding balance of the revolving loan portion of the senior facility. As of June 30, 2005, the Company had an outstanding balance of $2.0 million on the revolving loan portion of the senior facility reflecting borrowings subsequent to June 1, 2005 by the Company.

CRITICAL ACCOUNTING POLICIES

To prepare the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we develop estimates regarding the collectibility of accounts receivable, the net realizable value of our inventory as well as the recoverability of long-lived assets including goodwill. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

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

Purchase Price Allocations for Acquisitions. The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. During fiscal 2004, we determined that the GCI acquisition and the BBI acquisition were business combinations. We reached our conclusions regarding the fair values assigned to identifiable tangible and intangible assets based upon a number of factors, including valuations and appraisals from an independent firm. We, however, are ultimately responsible for these valuations. We have completed the evaluation and allocation of the purchase price for the BBI acquisition which resulted in the allocation of $420,000 from goodwill to other intangible assets. We have recorded the amortization of other intangible assets in the nine month period ended June 30, 2005, including an immaterial amount relating to the period prior to September 30, 2004. During the first quarter of fiscal 2005, $412,000 was received relating to trade receivables which were guaranteed and ultimately assumed by the seller. During the second quarter of fiscal 2005, we received a $1.0 million payment in settlement of certain closing balance sheet matters related to the BBI acquisition. The $1.0 million payment was recorded as a reduction of goodwill. During the nine month period ended June 30, 2005, the Company incurred additional purchase costs of $913,000 relating to the 2004 acquisitions which includes $441,724 relating to earnout payments, all of which was recorded as an increase to goodwill. Included in the earnout payments was $365,185 which was a complete and final payment to one of the selling shareholders of a previously recorded acquisition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs—an amendment of ARB No. 43, Chapter 4” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not elected to early adopt SFAS No. 151. We will continue to evaluate the impact the adoption of SFAS No. 151 will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured at the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. In April 2005, the SEC released Staff Accounting Bulletin No. 107 providing additional guidance on the adoption of SFAS 123(R) and amended its previously adopted rule to modify compliance dates for SFAS 123(R), requiring adoption for fiscal years beginning after June 15, 2005. We will continue to evaluate the impact of SFAS 123(R) on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20 “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of October 1, 2005. We do not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

Interest Rate and Market Risk. As of June 30, 2005, the assets and/or liabilities subject to risks from interest rate changes included: (i) outstanding debt under all senior credit facility and mortgage notes in the aggregate amount of $17,221,000 and (ii) cash and cash equivalents of $29,674,000 substantially all of which were held in cash or short-term federal government securities. The debt under our senior credit facility bears interest at a floating rate tied to either the LIBOR rate or the Union Bank prime rate of interest. Our mortgage note bore interest at a fixed rate of 9.75% per annum through February 2005 at which time the mortgage note converted to a variable rate equal to 0.75% in excess of the mortgage lender’s established corporate base rate then in effect. A one-percentage point change in interest rates affecting our floating rate long-term debt would change pre-tax income by $172,000 over the next twelve months. A one-percentage point change in interest rates affecting our investment in short-term government securities would change our pre-tax income by $297,000.

Foreign Currency Exchange Risk

We do not believe we currently have material exposure to foreign currency exchange risk because purchases and sales are currently all denominated in US dollars. We intend to assess the need to use financial instruments to hedge currency exposure if appropriate in the future.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Craig A. Hooson

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Craig A. Hooson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
(Registrant)

Dated: August 9, 2005	By:	/s/ MICHAEL F. CROWLEY, JR.
Michael F. Crowley, Jr.,
Chief Executive Officer

Dated: August 9, 2005	By:	/s/ CRAIG A. HOOSON
Craig A. Hooson,
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Michael F. Crowley, Jr.

31.2	Sarbanes-Oxley Act Section 302 Certification of Craig A. Hooson

32.1	Sarbanes-Oxley Act Section 906 Certification of Michael F. Crowley, Jr.

32.2	Sarbanes-Oxley Act Section 906 Certification of Craig A. Hooson