Form 10-K
period 2007-09-30
SERACARE LIFE SCIENCES INC
filed 2008-01-31
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-33045
SeraCare Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Birch Street Milford, Massachusetts (Address of principal executive offices)	01757 (Zip Code)

Registrant’s telephone number, including area code:
(508) 244-6400

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☑

As of March 31, 2007, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $54,142,130 based on the closing market price of our common stock. The amount shown is based on the closing price of SRLS common stock as reported on the Pink Sheets. There were 14,282,948 shares of our common stock outstanding on March 31, 2007.

As of January 4, 2008, there were 18,559,612 shares of our common stock outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors” in Item 1A. Many of these factors are beyond our ability to control or predict.

Item 1.	BUSINESS

Overview of the Company

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. The Company’s innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers, biobanking and contract research services. SeraCare’s quality systems, scientific expertise and state-of-the-art facilities support its customers in meeting the stringent requirements of the highly regulated life sciences industry.

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.

Our customer base is diverse and operates in a highly regulated environment. SeraCare has built its reputation on providing a comprehensive portfolio of products and services and operating state-of-the-art facilities that incorporate the industry’s highest quality standards. SeraCare’s customers include IVD manufacturers; hospital-based, independent and public health labs; blood banks; government and regulatory agencies; and organizations involved in the discovery, development and commercial production of human and animal therapeutics and vaccines, including pharmaceutical and biotechnology companies, veterinary companies and academic and government research organizations.

Company History

SeraCare Life Sciences, Inc. (formerly a division of SeraCare, Inc.) was spun out as a separate company in September 2001 upon the acquisition of SeraCare, Inc. by Instituto Grifols, S.A. The Company has expanded its business through several asset acquisitions:

•	Reagents and bioprocessing products of BioMedical Resources, Inc. and Simply Diagnostics, Inc. in 2003;

•	Human clinical specimens and their accompanying medical information from Genomics Collaborative, Inc. (“GCI”) in 2004, some assets of which were then sold in March 2007;

•	Control and panel products as well as biobanking and contract research services of the BBI Diagnostics and BBI Biotech Research Laboratories divisions of Boston Biomedica, Inc. in 2004; and

•	Diagnostic manufacturing facilities and some of the product lines in the areas of molecular diagnostic reagents, diagnostic intermediates and plasma substitutes of the Celliance division of Serologicals Corporation in 2006.

SeraCare filed for bankruptcy under Chapter 11 of the Bankruptcy Code in March 2006. In May 2007, the Company emerged from bankruptcy proceedings pursuant to a merger of SeraCare Life Sciences, Inc., a California corporation into SeraCare Reorganization Company, Inc. (“Reorganized SeraCare”), a Delaware corporation. Subsequently, Reorganized SeraCare changed its name to SeraCare Life Sciences, Inc.

Events Leading to Our Chapter 11 Filing

In August 2005, the Company dismissed KPMG LLP (“KPMG”) as its independent auditors and engaged Mayer Hoffman McCann P.C. (“MHM”) to replace KPMG. On December 14, 2005, the Company reported that it was unable, without unreasonable effort and expense, to file its annual report on Form 10-K for the fiscal year ended September 30, 2005 within the prescribed time period. On December 15, 2005, MHM sent a letter to the Chair of the Company’s Audit Committee in which MHM raised concerns with respect to the Company’s fiscal year 2005 financial statements, accounting documentation and the ability of MHM to rely on representations of the Company’s management. Specifically, the letter set forth concerns by MHM with respect to: (1) the Company’s revenue recognition accounting policies and practices; (2) the accounting and valuation of the Company’s inventory; (3) the perception that certain Board members were exerting undue influence on the Company’s financial reporting and audit process; and (4) the timeliness, quality and completeness of the Company’s implementation and testing of its internal controls over financial reporting. In response, the Audit Committee initiated a review of these issues.

The Audit Committee hired a forensic accounting firm to conduct a complete investigation. On March 15, 2006, the Company announced that the Audit Committee, based on its internal review, concluded that previously issued financial statements in quarterly reports for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 should no longer be relied upon. We have addressed the issues that caused us to no longer rely upon such financial statements. See a description of our revenue recognition accounting policies and practices and our accounting and valuation of inventory in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates,” the quality of our internal controls over financial reporting in Item 9A — “Controls and Procedures,” and the addition of new members of our Board of Directors in Item 10 — “Directors and Executive Officers of the Registrant-Executive Officers and Directors”.

In addition, acting upon the recommendation of the Audit Committee, the Board of Directors terminated the employment/consulting agreements with Barry D. Plost, then – Chairman of the Board of Directors; Michael F. Crowley, Jr., then – President and Chief Executive Officer; Jerry L. Burdick, then – Secretary; and Craig A. Hooson, then – Chief Financial Officer. Messrs. Plost, Crowley and Burdick were also asked to resign from the Board of Directors of the Company. The independent directors then formed a committee that had the power and authority of the Board to oversee the Company’s business. The committee appointed an interim Chief Executive Officer (the then Chief Global Operating Officer) and interim Chief Financial Officer (an outside consultant) and commenced an executive search to fill these positions permanently.

Following these announcements, the Company was unable to reach an agreement with its senior lenders, Union Bank of California and Brown Brothers Harriman & Co., and was forced to seek bankruptcy protection to allow time to work out agreements with its secured and unsecured creditors under the supervision of the Bankruptcy Court.

Chapter 11 Bankruptcy Filing

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). This action was triggered by the notice of default and acceleration of debt from its senior secured lenders and the cross-default of another secured debt facility. The default was due to the violation of certain financial covenants and the failure to deliver annual audited financial statements on a timely basis. Subsequently, the Bankruptcy Court allowed the Company to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court. The Company’s stock was also delisted from the NASDAQ National Market effective March 22, 2006 because of the Company’s failure to timely complete and file certain Securities and Exchange Commission (“SEC”) reports.

The Company emerged from bankruptcy protection under the Joint Plan of Reorganization (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. Accordingly, each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company, Barry Plost, Bernard Kasten and Jacob Safier were terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering (as described below).

In accordance with the Plan of Reorganization, a rights offering (“Rights Offering”) was consummated on May 17, 2007. During January 2007, all existing shareholders were entitled to purchase their pro rata share of 4,250,000 newly issued shares of Reorganized SeraCare common stock at a price of $4.75 per share. In connection with the Plan of Reorganization, stockholders who were members of the Ad Hoc Equity Committee (“Ad Hoc Committee”) committed to fully participate in the Rights Offering. The Ad Hoc Committee consisted of Harbinger Capital Partners Master Fund I Ltd., Harbinger Capital Partners Special Situations Fund L.P. (collectively, “Harbinger”), Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd. (collectively, “Black Horse Capital”) and The Wolfson Group. In addition, certain members of the Ad Hoc Committee, as backstop purchasers, agreed to purchase unexercised subscription rights in accordance with the terms of the backstop commitment letters. Shareholders were required to elect to exercise their subscription rights and pay for newly issued Reorganized SeraCare common stock by January 31, 2007. Shareholders exercised 3,530,885 subscription rights, and, combined with the 719,115 unexercised subscription rights purchased by the backstop purchasers, proceeds of the Rights Offering for the Company totaled $20.2 million. Holders of 83% of the Company’s shares participated in the Rights Offering.

Emergence from Bankruptcy

Since the March 2006 bankruptcy filing SeraCare has:

•	Hired a new management team (See Item 10 – “Directors and Executive Officers of the Registrant – Executive Officers and Directors”);

•	Appointed a new Board of Directors, which included one continuing Board member (See Item 10 – “Directors and Executive Officers of the Registrant – Executive Officers and Directors”);

•	Reorganized operations, closed the California and Pennsylvania facilities and relocated those operations and the Company headquarters to Massachusetts (See Item 2 – “Properties”);

•	Raised $20.2 million through a Rights Offering (See Item 1 – “Business-Company History”);

•	Secured a $10.0 million line of credit (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt”);

•	Hired consultants to prepare for Sarbanes-Oxley compliance (See Item 9A – “Controls and Procedures”);

•	Sold an unprofitable business line (See Item 1 – “Business-Discontinued Operations”);

•	Completed a rebranding strategy which reflects the new strategic and business direction and focus of the Company (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of years ended September 30, 2007 and 2006 – Impairment of Trade Name”); and

•	Announced plans to build-out a 60,000 square-foot cutting-edge manufacturing and research facility in Milford, Massachusetts to house all current manufacturing operations and our corporate headquarters (See Item 2 – “Properties”).

Our Strategy

Our strategy is to leverage our competitive advantages and market position to continue to increase our revenue and profitability. Key elements of our strategy include:

•	Repositioning SeraCare from being a distributor with low margins to a value added partner focusing on customers and products with higher margins;

•	Accelerating growth through expansion opportunities in high growth/high value market segments organically and through acquisitions;

•	Achieving operating income leverage through growth, cost reduction and operating efficiencies; and

•	Re-shaping our portfolio to focus on differentiated products and services that create barriers to competition.

Industry Overview

The global life sciences industry develops, manufactures, markets and sells products that are used to support biological research, diagnose and treat diseases, and promote health in humans and animals. Scientists operating within the life sciences industry focus on: research to develop therapeutic agents to treat diseases and vaccines to prevent disease; testing to diagnose specific disease states, such as infectious or genetically-based diseases; and the manufacture of validated diagnostic and therapeutic products.

Life sciences research, development and manufacturing segments have experienced tremendous growth over the last four decades as part of the biotechnology revolution, new product introductions and increased spending on healthcare as a percentage of the gross national product. The emergence and global spread of new infectious diseases, including human immunodeficiency virus (“HIV”), hepatitis C virus (“HCV”) and newly drug-resistant strains of older pathogens, has spurred development of new technologies to detect, diagnose and treat these infections. Trends that are expected to fuel continued growth in our markets include the continued expansion of aging populations, a move towards disease prevention and wellness promotion in healthcare, the emergence of ‘personalized medicine’, the need to streamline the drug development process and closer integration of diagnostics with pharmaceuticals.

Competitive Advantages

Historically SeraCare, through its component companies, has been involved in life sciences research, development and manufacturing. Currently, SeraCare is a manufacturer and supplier of products and services in the competitive life sciences industry. We compete with both private and public companies on multiple levels including breadth of product lines, technical expertise, state-of-the-art facilities, quality systems and reputation.

Our competitive advantages include:

•	Broad product portfolio. SeraCare offers a comprehensive portfolio of biological materials and services for diagnostic and biopharmaceutical applications. The breadth of our product portfolio enhances our ability to establish and maintain relationships with both large and small companies. These relationships lead to additional opportunities to develop new products and provide scientific, manufacturing and biobanking services, and thus to position ourselves as the “one stop shop” for many of these companies’ biological products and service needs.

•	Expertise and experience. We continue to explore innovative solutions to meet the needs of evolving technology. SeraCare scientists developed and manufactured the first and for many years the only Food and Drug Administration (“FDA”) licensed confirmatory test for HIV and produced the first commercially available seroconversion panels for HIV, hepatitis B virus (“HBV”), HCV and West Nile Virus (“WNV”). These panels are important tools for studying early infection and the human immune response. SeraCare’s biobanking and repository services have set the standard in this expanding field. The Company continues to innovate, producing the first quality control product for the rapidly expanding tests for human papilloma virus (“HPV”) in 2006.

•	Extensive quality assurance programs. Our customers often require vendor pre-approval and certification to purchase biological materials and often perform audits of vendor facilities with extensive review of quality documentation. SeraCare is a vendor-approved supplier to many large pharmaceutical and IVD companies, and these relationships provide access to sell additional products and services. To build on these relationships, SeraCare continues to develop and maintain its quality assurance programs. Our West Bridgewater, Massachusetts facility has International Organization for Standardization (“ISO”) 13485 and 9001 certifications. We currently have ISO 9001 certification and are in the process of obtaining ISO 13485 certification for our Milford, Massachusetts facility. SeraCare’s manufacturing facilities operate under Food and Drug Administration’s current Good Manufacturing Practices (“cGMP”) and its research facilities operate under Good Laboratory Practices (“GLP”).

•	Comprehensive manufacturing capabilities. SeraCare has fully integrated its manufacturing capabilities, which allows us to control our processes from acquisition of raw materials to shipment of finished products. Our fluid processing capabilities range from a few milliliters to hundreds of liters, all managed with the same attention to quality. In addition to our own branded products, the Company can rapidly manufacture customized products that meet a wide range of specifications. Customers purchase products and services from us instead of sourcing them internally largely because these products involve processing plasma or other biological fluids, or require complex manufacturing processes, unique or isolated facilities, specialized test requirements to meet specifications and enhanced quality control procedures. SeraCare can safely and efficiently manufacture high quality products that incorporate cultured cells or viruses, reduce infectivity, involve high throughput processing of DNA samples or isolation of specific cells from human blood.

•	Extensive raw material sourcing capabilities and relationships. Many products we develop and manufacture require raw materials such as human tissue samples or human plasma. We have established relationships with plasma center operators, blood banks, hospitals, clinical laboratories and physicians that facilitate continued access to these necessary biological materials. Through an innovative outreach program (idonateplasma.com), we recruit plasma donors who have rare antibodies or DNA variations to provide these plasma components for specialized products. SeraCare protects the privacy of its donors and adheres to all federal and local regulations.

Principal Business Segments

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two categories: controls and panels used for the evaluation and quality control of infectious disease tests in hospital and clinical testing labs and blood banks, and by IVD manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry.

A summary of our revenue, earnings from operations and assets for our principal business segments is found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Diagnostic & Biopharmaceutical Products

We develop, manufacture and sell biological products essential for the development, manufacture and use of diagnostic tests and the discovery, development and production of pharmaceuticals and other commercial products. Customers depend on us for a reliable supply of products with exacting specifications that meet stringent FDA and other regulatory standards. Our products business has two primary segments: controls and panels for clinical laboratories, blood banks and IVD manufacturers; and reagents and bioprocessing products for use in the discovery, development and manufacturing processes for drugs, vaccines and diagnostic tests.

Controls and Panels

Our diagnostic control and panel products are sold to hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, IVD manufacturers and government regulatory and research agencies. Hospital, clinical and public health labs use our quality control products to ensure the accuracy of tests used to detect markers of disease or monitor infection rates. Our control and panel products make it possible for clinical labs testing for infectious diseases to evaluate tests and to independently monitor the quality and precision of test results. For blood banks and transplant centers, use of quality control products helps to ensure blood and organ safety. SeraCare controls and panels have led the market for quality control and evaluation of infectious disease test methods for over a decade and we are expanding this product line into the rapidly growing market for controls and panels for genetic and cancer marker tests.

Our control and panel products are also used for employee training and competency assessment programs. Laboratory testing for viruses that cause disease requires highly complex techniques that are frequently revised and improved. Laboratory regulations and good practice require that newly hired technicians must undergo training on test methods and existing personnel must undergo annual competency assessments on each laboratory test they perform. The Clinical Laboratories Improvement Act of 1988 (“CLIA”), for example, requires that laboratories maintain records of their employee training and competency assessment activities.

Controls (also called quality controls) are samples designed to be similar to patient samples and are provided to laboratories so that a known sample can be tested each time a diagnostic test is run. Control results are monitored over time to track test results and ensure their consistent performance. The use of controls with clinical lab tests is mandated by regulatory agencies in much of the developed world.

Panels are also designed to be similar to patient samples. Panels include a data sheet and a set of samples that are related in some way. For example, they may all be positive for the same marker of HCV or may all be from the same donor at different points in time in the progression of their infection. These panels have high and lasting value because the samples they contain are highly characterized and can be used to establish a consistent reference point. The same panel can be purchased repeatedly and used to build a record of improving test sensitivity and specificity over time as new methods are developed. IVD manufacturers, regulatory agencies and researchers use our panels to develop and evaluate new tests and look for new markers of disease.

We currently offer over 100 control and panel products for infectious diseases including HIV, hepatitis A, HBV, HCV, WNV, Chagas and HPV, that are widely used around the world. Most of our control products are sold under the ACCURUN brand name and our panel products are called seroconversion and performance panels.

Reagents and Bioprocessing Products

Our reagents and bioprocessing products are used by diagnostic, pharmaceutical and biotechnology companies and research organizations in industry and academia. These products make it possible for our customers to optimize consistency in the discovery, development and manufacturing of diagnostic tests, therapeutics and vaccines. SeraCare’s products are integral components of product development from research through validated production processes filed with regulatory agencies in the U.S. and around the world. Products in this segment include: diagnostic intermediates; cell culture additives and media; therapeutic grade albumin; and purified viable human cells.

SeraCare’s diagnostic intermediates are plasma-derived products used by manufacturers of diagnostic test kits in every stage of product life cycle, including research and development, pilot production, clinical trials, regulatory submission, full production and commercialization. These products include bovine serum albumin, human disease state plasma, normal human serum or plasma and BaseMatrix, SeraCon or MatriBase, which are clear, stable and economical substitutes for normal human plasma or serum. We also provide bovine serum albumin which can function as a carrier or stabilizer for other proteins in diagnostic test components. Other SeraCare human and animal sera products are used in clinical or veterinary laboratory tests as positive and negative controls. Critical raw materials such as diluents, plasma and blood or blood components from individuals with any of a number of specific diseases are a specialty of our diagnostic intermediates group. Our expertise in processing blood products yields consistent results and allows our manufacturing customers to concentrate on test method development and production and distribution of test kits.

Cell culture products are the media and media supplements that maintain viability of specific cells. Our cell culture products include sera, cell and tissue culture media and other reagents that are used for both research activities and pharmaceutical manufacturing processes. Our biological test components and purified human cells include materials used in the development and evaluation of biologics products, the characterization of chemical structures, the development of formulations for long-term solution stability and the validation of purification processes. Our cell culture products support the growth of cells used in the manufacture of large molecule therapeutics, including monoclonal antibodies and other proteins grown in bacteria, yeast or mammalian cells.

BioServices

Biobanking

SeraCare manages and stores more than 17 million biological samples at our state-of-the-art facilities in Maryland pursuant to multi-year contracts with government agencies and private sector customers, who pay for these services on either a cost-plus, fixed fee, or time and materials basis. We also provide research and clinical trial support services including assisting with collecting, cataloging, processing, transporting, cryopreservation, storing and tracking of samples collected during research studies and clinical trials. In addition, we provide technical support and training to collaborators and investigators on issues related to specimen processing and handling.

Contract Research

SeraCare provides a broad range of research support services to government and private sector clients, including method validation and optimization, preparation of information for FDA submissions and test kit production. Our virology services group performs viral cultivations, infectivity testing, in vitro characterization of anti-HIV drugs. Our immunology group provides services for the assessment of cell-mediated immunity, including enzyme-linked immunospot (“ELISpot”), apoptosis and complement fixation assays, and administers proficiency programs for network laboratories that perform similar types of assays. Our molecular biology group provides services in DNA and RNA isolations from blood and other clinical specimens, polymerase chain reaction amplifications, DNA cloning, gene mapping, sequencing, genotyping and linkage analysis. Our biochemistry group provides protein purification services and coagulation testing services. These services are usually conducted under contracts which range from a few months to multi-year commitments and are structured on a cost-plus, time and materials or fixed fee basis.

Product Development

Our research scientists work closely with sales, marketing, manufacturing, quality, regulatory and finance personnel to identify and prioritize the development of new products and services specifically geared to customer needs and consistent with our business priorities. Product launch involves careful coordination among product development, manufacturing, quality assurance, and sales and marketing departments to ensure the final product is produced in accordance with specifications and meets customer requirements.

We are currently developing new products and services in the following areas: molecular controls for additional infectious agents and for genetic and oncology markers; additional cellular products, including stem cell isolation and preservation; and extensions to our existing product lines and service capabilities. Our sourcing of plasma raw materials for use in these products is supplemented by our work in cell, viral and bacterial culture, Epstein Barr Virus transformations to provide reproducible source of genetic material, and synthetic and recombinant approaches to generate novel genetic materials that mimic natural products but can be produced with greater consistency, scalability and improved safety.

Suppliers

We buy materials for our products from many suppliers. While there are some materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Our normal contract terms are FOB SeraCare’s dock with payment terms of 30 – 45 days. Our agreement with Instituto Grifols S.A. for the supply of human serum albumin lapsed during fiscal 2006 and was not renewed. We signed a contract in July 2007 with Octapharma USA, Inc. for the supply of human serum albumin.

Sales and Distribution

We sell most of our products and services through our direct sales force, although we use distributors in approximately 30 countries to market and sell our products in international markets. These independent distributors may also market products of other companies, including some products that are competitive with our products. As of September 30, 2007, we employed 35 people worldwide in our sales, customer service and marketing organizations.

Our sales strategy is to employ technical sales representatives who have an extensive background in the life sciences industry. A thorough knowledge of biological techniques and an understanding of the research process allow our sales representatives to become advisors, acting in a consultative role with customers. Our use of skilled technical sales representatives also enables us to identify evolving market needs and new technologies that we can license and develop into new products.

Customers

Customers of our diagnostic control and panel products include hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, IVD manufacturers and regulatory agencies that oversee the manufacture and use of such test kits. Customers of our reagents and bioprocessing products include diagnostic, pharmaceutical and biotechnology product developers and manufacturers as well as research laboratories affiliated with government, academia and private foundations. Customers of our services include government and academic institutions, IVD manufacturers and pharmaceutical and biotechnology companies.

For the year ended September 30, 2007, our top five customers accounted for 44% of our revenue from continuing operations. The largest two customers, National Institutes of Health (“NIH”) and Roche Molecular Systems accounted for 18% and 10% of revenue, respectively, in that period. No other customer individually accounted for more than 7% of revenue in that period.

Discontinued Operations

On March 29, 2007, SeraCare sold some assets as well as the assumption of some limited liabilities of its Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics

Collaborative division was located in Cambridge, Massachusetts and involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery. The consideration for this sale consisted of $2,000,000 cash and a 7.5% royalty on BioServe’s net sales related to the business of the Genomics Collaborative division for five years through March 29, 2012.

Domestic and Foreign Sales

One of the Company’s principal marketing strategies has been to target international markets, including Europe, Asia, Canada and other parts of the world. Most of the Company’s international order processing, invoicing, collection and customer service functions are handled directly from the Company’s headquarters in Massachusetts. SeraCare believes demand for the Company’s products in international markets is primarily driven by increased use of quality control products and the development, validation and use of new diagnostic tests. In fiscal 2007, 22% of SeraCare’s revenue from continuing operations, or $10.2 million, was attributable to international sales, of which 81% was from sales to Europe, 10% was from sales to Asia, and 6% was from sales to Canada. In fiscal 2006 and 2005, 30% and 32%, respectively, of SeraCare’s revenue were attributable to international sales. The 8% decrease in international sales from fiscal 2006 to fiscal 2007 is a result of the Company’s decision to no longer sell certain products to a single large customer in Asia due to unacceptable profit margins on the business.

During the last three years, less than 5% of our assets have been located outside of the United States.

Licensing Arrangements

SeraCare has three non-exclusive licensing agreements with the NIH. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company owed approximately $0.1 million in total to the NIH under the three agreements on net sales generated during the fiscal year ended September 30, 2007.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received approximately $0.1 million from Millipore under this agreement during the fiscal year ended September 30, 2007.

Intellectual Property

We rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to preserve our competitive position. We rely primarily on know-how in many of our manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining our market position. We also maintain sophisticated data systems to track our clinical collection sites and clinical patient data. We rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products, technology, clinical collection facilities and clinical research data.

We have trademarks registered in the United States and a number of other countries for use in connection with our products and business. We believe that many of our trademarks are generally recognized in our industry. Such trademarks include ACCURUN, BBI and SeraCare.

Regulatory Environment

Regulation of Health Care Industry

The health care industry is highly regulated, and state and federal health care laws and regulations are applicable to certain aspects of our business and that of our customers. For example, there are federal and state health care laws and regulations that apply to the operation of clinical laboratories, the provision of health care services by providers using our products and services, business relationships between health care providers and suppliers, the privacy and security of health information and the conduct of clinical research.

Regulation of Products

The design and manufacturing of many of our products is regulated by numerous third parties, including the FDA, foreign governments, independent standards auditors and our customers.

In the United States, IVD and biological products have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling, import, export and safety reporting. The exercise of broad regulatory powers by the FDA through its Center for Devices and Radiological Health and its Center for Biological Evaluation and Research continues to result in increases in the amounts of testing and documentation for FDA clearance of current and new IVD and biologic products.

The FDA can ban certain IVD and biological products; detain or seize adulterated or misbranded IVD and biological products; order repair, replacement or refund of these products; and require notification of health professionals and others with regard to IVD and biological products that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act, the Safe Medical Device Act or the Public Health Service Act pertaining to IVD and biological products or initiate action for criminal prosecution of such violations.

SeraCare products sold in Europe for blood and diagnostic testing are CE Marked. CE Marking is a manufacturer’s declaration that the product is in compliance with the essential health and safety requirements set out in European Directives. CE Marking allows the product to be legally placed on the market in the participating country and ensures a product’s free movement within the European Union.

Regulation of Laboratory Operations

The Company operates a clinical laboratory at its Gaithersburg, Maryland facility. Clinical laboratories that perform laboratory testing (except for research purposes only) on human subjects are subject to regulation under CLIA. CLIA regulates clinical laboratories by requiring that the laboratory be certified by the federal government, licensed by the state and comply with various operational, personnel and quality requirements intended to ensure that clinical laboratory test results are accurate, reliable and timely. State law and regulations also apply to the operation of clinical laboratories. Although the Company does not engage in significant laboratory testing for purposes other than research, it maintains a CLIA certification at the Gaithersburg, Maryland facility and its laboratories are subject to regulation under state law.

Environmental

SeraCare is subject to a variety of federal, state and local environmental protection measures. SeraCare believes that its operations comply in all material respects with applicable environmental laws and regulations. SeraCare’s compliance with these regulations did not have during the past year and is not expected to have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

Occupational Safety and Health Administration (OSHA)

As with most operating companies, our manufacturing facilities must comply with both federal and state OSHA regulations. We maintain all required records. OSHA does inspect operating locations as it deems appropriate and generally does so without advance notice.

State Governments

Most states in which we operate have regulations that parallel federal regulations. Most states conduct periodic unannounced inspections and require licensing under such state’s procedures.

Competitors

The segments of the life sciences industry in which we compete are highly fragmented. Within our product and service areas, we face varying levels of competition. In certain instances, we compete with large, well-capitalized life science companies, which have significant financial, operational, sales and marketing, and research and development resources. In other instances, our competition comes from small, independent companies that focus on particular niches within our segments. We compete primarily on quality, breadth of product line and service.

Diagnostic & Biopharmaceutical Products:  Our primary competitors in the controls and panels business include Bio-Rad Laboratories, Inc., AcroMetrix and Zeptometrix Corporation. Within the reagents and bioprocessing products business, we compete with other companies, such as Millipore, Invitrogen Corporation, Thermo Fisher Scientific, Inc., Baxter Healthcare Corporation and Grifols S.A., that supply biologics to support the development and manufacture of diagnostic assays, biopharmaceutical products and vaccines, as well as with small private companies, which source human disease-state plasma.

BioServices:  In our biobanking division, we compete with companies that maintain biorepositories for commercial organizations, government and academic institutions as well as companies, government agencies and academic institutions that internally maintain their own repository for biological materials.

Employees

As of September 30, 2007, we employed 204 full-time and eight part-time employees. None of our employees are represented by labor unions and we have not entered into any collective bargaining agreements.

Available Information

Our principal executive offices are located at 37 Birch Street, Milford, Massachusetts 01757 and our telephone number is (508) 244-6400. Our website address is www.seracare.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our trademarks include ACCURUN, BBI and SeraCare. Other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below and other information in this annual report. Our business, financial condition, and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

RISKS RELATED TO OUR BUSINESS

Quarterly revenue and operating results may fluctuate in future periods, and the Company may fail to meet investor expectations.

Our quarterly revenue and operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a number of factors, many of which are not within our control. If quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for the Company’s products and services, and the ability to attain the required resources to satisfy customer demand on a cost-effective basis or even to attain the required resources at all;

•	ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;

•	ability to manage inventories, accounts receivable and cash flows; and

•	ability to control costs.

The amount of expenses incurred depends, in part, on expectation regarding future revenue. In addition, since many expenses are fixed in the short term, we cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

We depend on contracts with government agencies, which if terminated or reduced, would have a material adverse effect on our business.

A large percentage of our revenue is derived from sales to government agencies. Such government agencies may be subject to budget cuts, budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services and related products would have a material adverse effect on our business, financial condition and results of operations.

We derive a substantial amount of our revenue from a limited number of customers.

Although we provide products and services to many customers, a significant portion of our revenue is generated from a few of our larger customers. For the fiscal year ended September 30, 2007, our top five customers accounted for 44% of our revenue from continuing operations. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

An interruption in the supply of diagnostic and therapeutic products at competitive prices that we purchase from third parties could cause a decline in our revenue.

We purchase certain raw materials, components, services and equipment used in the manufacturing of our products, and the loss of, or disruption to, any plant or supplier could adversely affect our ability to manufacture or sell many of our products from third parties. We may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative suppliers for some of these raw materials and components. Any or all of these suppliers could discontinue manufacturing or supplying these products and components, experience interruptions in their operations or raise their prices. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs, increased prices for our products and lost product revenue. In addition, we compete with large companies as well as smaller, independent plasma collection centers and brokers of plasma products for plasma source material and processing.

We may be unable to realize our growth strategy if we cannot identify suitable acquisition opportunities in the future or if we cannot integrate acquired businesses or technologies into our business.

As part of our business strategy, we expect to continue to grow our business through acquisitions of technologies or companies. We may not identify or complete complementary acquisitions in a timely manner, on a cost-effective basis, or at all. In addition, we compete with other companies, including large, well-funded competitors, to acquire suitable targets, and may not be able to acquire certain targets that we seek. There can be no assurance that we will be able to execute this component of our growth strategy, which may harm our business and hinder our future growth. To achieve desired growth rates as we become larger, we may seek larger and/or public companies as potential acquisition candidates. The acquisition of a public company may involve additional risks, including the potential for lack of recourse against public shareholders for undisclosed material liabilities of the acquired business. In addition, if we were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of our available cash resources could be used. Furthermore, for any such acquisition, we will incur significant legal, accounting and other expenses, including expenses associated with a change of control. If an acquisition was not completed for any reason, we will have incurred substantial expenses without realizing the anticipated benefits of the pending acquisition, including anticipated net reductions in costs and expenses and our stock price may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.

Although we expect to realize strategic, operational and financial benefits as a result of these acquisitions, we cannot predict whether and to what extent such benefits will be achieved. Working through integration issues is complex, time-consuming and expensive and could significantly disrupt our business. There are significant challenges to integrating the acquired operations into our business, including:

•	successfully managing and assimilating the operations, facilities and technology of the acquired businesses;

•	maintaining and increasing the customer base for the acquired products;

•	demonstrating to customers and suppliers that the acquisitions will not result in adverse changes in service standards or business focus;

•	minimizing the diversion of management attention from ongoing business concerns;

•	maintaining employee morale and retaining key employees, integrating cultures and management structures and accurately forecasting employee benefit costs;

•	consolidating our management information, inventory, accounting and other systems;

•	our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition;

•	increased pressure on our staff and on our operating systems; and

•	unanticipated changes in business and economic conditions affecting an acquired business.

Our failure to successfully integrate and operate the acquired businesses, and to realize the anticipated benefits of these acquisitions, could adversely impact our operating performance and financial results.

Our success depends in large part upon the continued services of our senior executives and other key employees, including certain sales, consulting and technical personnel.

Our success depends on our ability to attract, retain and motivate the qualified personnel that will be essential to our current plans and future development. The competition for such personnel is substantial and we cannot assure you that we will successfully retain our key employees or attract and retain any required additional personnel. The loss of the services of any significant employee could have a material adverse effect on our business. In the past, employees have resigned from the Company and joined competitors or formed competing companies. The loss of such personnel and the resulting loss of existing or potential clients to any such competitor has had, and could continue to have, a material adverse effect on our business, financial condition and results of operations.

We may face additional expenses and disruption due to the relocation and eventual sale of our manufacturing facility in West Bridgewater, Massachusetts.

In order to accommodate growth in our operations, we entered into a lease for a 60,000 square foot three-building facility in Milford, Massachusetts that will serve as our new corporate headquarters and main manufacturing plant. We began to move into this facility in January 2008. As a result of the move, we have incurred and will incur additional expenses and may encounter disruption of operations related to the move, all of which could delay shipment of products, reduce our sales volume and increase our working capital requirements.

In addition, it may take months and possibly a year or longer to sell the West Bridgewater facility at a suitable price. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell the property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of the property. If we are unable to sell the property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Lack of early success with our pharmaceutical and biotechnology customers can shut us out of future business with those customers.

Many of the products we sell to the pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a diagnostic and therapeutic testing process or drug manufacturing process, it is less likely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the separation and cell culture supplement products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if we fail to convince a diagnostic or therapeutic customer to choose our products early in its manufacturing design phase, we may permanently lose the opportunity to participate in the customer’s production of such product. Because we face vigorous competition in this market from companies with substantial financial and technical resources, we run the risk that our competitors will win significant early business with a customer making it difficult for us to recover that opportunity.

Our profits will likely decline if we are unable to pass price increases on to customers or obtain necessary raw materials at their current prices.

Most of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we make, regardless of the costs we incur. If we experience significant increases in the expense of producing products due to increased cost of materials, components, labor, capital equipment or other factors and are unable to pass through such increases to our customers, our profitability will likely decline. The cost of producing the Company’s products and services is also sensitive to the price of energy. The selling prices of the Company’s products and services have not always increased in response to raw material, energy or other cost increases and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

Our failure to improve our product offerings and develop and introduce new products may negatively impact our business.

Our future success depends on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate new technological advances. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our operating results will be adversely affected. While we expect to continue to invest in research and development for all of our market segments, we cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance.

We are subject to the risks associated with international sales.

International sales accounted for 22% of our revenue from continuing operations during the year ended September 30, 2007. We anticipate that international sales will continue to account for a significant percentage of our revenue. Risks associated with these sales include:

•	political and economic instability;

•	export controls;

•	changes in legal and regulatory requirements;

•	United States and foreign government policy changes affecting the markets for our products; and

•	changes in tax laws and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

We sell our products in certain international markets mainly through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in operations and a resulting loss of revenue.

Our financial condition could suffer if we experience unanticipated costs or enforcement action as a result of the Securities and Exchange Commission investigation, the Department of Justice investigation and other lawsuits and claims.

The Company is currently subject to investigations by the Securities and Exchange Commission and Department of Justice and party to one outstanding bankruptcy claim. The period of time necessary to resolve such investigations is uncertain and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from any or all such investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

We may need additional capital.

In order to implement our growth strategy and remain competitive, we must make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates. Although we believe that internal cash flows from operations, along with the existing capacity under our line of credit, will be sufficient to satisfy our working capital and normal operating requirements during the next fiscal year, we may not be able to fund our planned research and development, capital investment programs, and potential acquisitions without seeking additional capital.

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In June 2007, we entered into a $10.0 million senior secured credit facility with Merrill Lynch Capital. As of September 30, 2007, we had not drawn down on the line of credit. As of the same date, we had $5.5 million available for borrowing at an interest rate of 7.88%. Our ability to finance future acquisitions under our senior credit facility will be subject to certain conditions as set forth in the credit agreement as well as the level of available borrowing at that time. Even if we are able to access our credit facility for future acquisitions, we cannot assure you that our borrowing capacity under the credit facility, combined with cash generated from operations, will be sufficient to implement our growth strategy. In such event, we may need to raise additional capital. If we raise additional capital through borrowings, we may become subject to restrictive covenants. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Any inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, financial condition, and operating results.

If we fail to maintain adequate quality standards for our products and services, our business may be adversely affected and our reputation harmed.

Our customers are subject to rigorous quality standards in order to maintain their products and the manufacturing processes and testing methods that generate them. A failure to sustain the specified quality requirements, including the processing and testing functions performed by our products, could result in the loss of the applicable regulatory license. Delays or quality lapses in our customers’ production lines could result in substantial economic losses to them and to us. For example, large production lots of plasma are expensive and a failure to properly categorize the disease state of plasma could result in the contamination of the entire lot, requiring its destruction. We also perform services that may be considered an extension of our customers’ manufacturing and quality assurance processes, which also require the maintenance of prescribed levels of quality. Although we believe that our continued focus on quality throughout the Company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

Our principal shareholders may exert significant influence on us.

As of September 30, 2007, Harbinger and Black Horse Capital were beneficial owners of approximately 23.2% and 8.2%, respectively, of the Company’s common stock. Under the Plan of Reorganization, Harbinger appointed two members and Black Horse Capital appointed one member to the Company’s Board of Directors. Therefore, Harbinger and Black Horse Capital have power to exert significant influence on our management and policies.

We heavily rely on air cargo carriers and other third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies. In addition, we transport materials among our facilities, including our facilities in Maryland, and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and third party package delivery providers. If any of our key third party package delivery providers experiences a significant disruption such that any of our products, components or raw materials cannot be delivered in a timely fashion or such that we incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected. In particular, our products are particularly sensitive to temperature and delays in shipping could damage the products. In addition, if our third party package delivery providers increase prices and we are not able to find comparable alternatives or make adjustments to our delivery network, our profitability could be adversely affected.

We have limited manufacturing capabilities, and if our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources and facilities for the commercial manufacturing of sufficient quantities of product to meet expected demand. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. Although we believe we have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, there can be no assurances that supply will not be constrained going forward. If we are unable to manufacture a sufficient supply of our products for which we may receive approval, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a public reporting company, we are subject to the provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results and our ability to attract and retain qualified members of our Board of Directors or qualified executive officers. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires a company subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition and the trading price of our common stock), prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

A disaster at our facilities could substantially impact our business.

Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, our two facilities in Maryland store approximately 17 million biological samples for our government and commercial customers, and such samples are irreplaceable. Additionally, our Milford facility is our primary manufacturing plant. Although we believe that our back-up power sources are sufficient in an emergency situation, an earthquake, fire, other disaster or power outage at any of these locations would have a material adverse effect on our business, financial condition and results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover all natural disasters, in particular, floods and terrorism.

Our inability to protect our intellectual property rights could prevent us from selling our products and hinder our financial performance.

The technology and designs underlying our products may not be fully protected by patent rights. Our future success is dependent primarily on non-patented trade secrets and on the innovative skills, technological expertise and management abilities of our employees. Our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. In addition, we cannot guarantee that any protected trade secret could ultimately be proven valid if challenged. Any such challenge, with or without merit, could be time consuming to defend, result in costly litigation, divert the attention and resources of our management and, if successful, require us to pay monetary damages.

Product liability claims could have a material adverse effect on our reputation, business, results of operations and financial condition.

As a manufacturer and marketer of various diagnostic and therapeutic products, our results of operations are susceptible to adverse publicity regarding the performance, quality or safety of our products. Even though we believe that our current product liability insurance is sufficient at this time, product liability claims challenging performance, quality or safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be true even if the claims themselves are proven not to be true or settled for immaterial amounts.

Foreign restrictions on importation and exportation of blood derivatives.

Concern over blood safety has led to movements in a number of European and other countries to restrict the importation and exportation of blood and blood derivatives, including antibodies collected outside the countries’ borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation or exportation of blood or blood derivates and have not adversely affected our business. Such restrictions, however, continue to be debated, and there can be no assurance that such restrictions will not be imposed in the future. If imposed, such restrictions could have a material adverse effect on the demand for our products.

RISKS RELATED TO OUR INDUSTRY

The industries and market segments in which we operate are highly competitive, and we may not be able to compete effectively with larger companies with greater financial resources than we have.

The markets for our products and services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Some of our competitors have greater financial resources than we do, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. Moreover, competitive conditions in many markets in which we operate restrict our ability to implement price increases to fully recover any higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although we believe that we have certain technological and other advantages over our competitors, maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support.

Competition for customers depends primarily on the ability to provide products or services of the quality and in the quantity required by customers. If we succeed in bringing one or more products to market, we will compete with many other companies that may have extensive and well-funded marketing and sales operations. Our failure to provide products of the quality and quantity demanded by our customers and successfully market new products could have a material adverse effect on our future business, financial condition and results of operation.

Certain of our disease state products are derived from donors with rare characteristics, resulting in increased competition for such donors. If we are unable to maintain and expand our donor base, this could have a material adverse effect on our future business, financial condition and results of operation.

We are subject to significant regulation by the government and other regulatory authorities.

Our business is heavily regulated in the United States and internationally. In addition to the FDA which regulates, among other matters, the testing, manufacturing, storage, labeling, export, and marketing of blood products and IVD products, various other federal, state and local regulations also apply and can be, in some cases, more restrictive. If we fail to comply with FDA or other regulatory requirements, we could be subjected to civil and criminal penalties, or even required to suspend or cease operations. Any such actions could severely curtail our sales to biologics companies. Failure of our plasma suppliers or customers to comply with

FDA requirements could also adversely affect us. In addition, more restrictive laws, regulations or interpretations could be adopted, which could make compliance more difficult or expensive or otherwise adversely affect our business. We also invest significant resources in developing quality assurance programs, such as ISO certification.

We devote substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that we have not complied with significant existing regulations. Such a finding could materially harm the business. Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act, may result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company’s business.

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as regulations relating to the safety and health of laboratory employees. All of the Company’s laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and HBV. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal agencies, we cannot assure you that we will be able to continue to comply with all applicable standards or that violations will not occur. Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly. In addition, we cannot provide assurance that more restrictive laws, rules and regulations or enforcement policies will not be adopted in the future which could make compliance more difficult or expensive or otherwise adversely affect our business or prospects.

Changes in demand for plasma-derived products and the availability of donated plasma could affect profitability.

A majority of our business depends on the availability of donated plasma. Only a small percentage of the population donates plasma and regulations intended to reduce the risk of introducing infectious diseases in the blood supply have decreased the pool of potential donors. If the level of donor participation declines, the Company may not be able to obtain adequate supply at a reasonable cost to maintain profitability in plasma-derived products.

We are subject to governmental reforms and the adequacy of reimbursement.

Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.

RISKS RELATED TO OUR STOCK

Stocks traded on the Pink Sheets are subject to greater market risks than those of exchange-traded and NASDAQ stocks since they are less liquid.

Our common stock was delisted from the NASDAQ National Market effective March 22, 2006 because of the Company’s failure to timely complete and file certain SEC reports. Since being delisted, the common stock has traded on the Pink Sheets. Our securities are thinly traded and not subject to the level of regulation imposed on securities listed or traded on NASDAQ or on a national securities exchange. As a result, an investor may find it difficult to dispose of the Company’s common stock or to obtain accurate quotations as to its price.

Stock price could be volatile.

The price of our common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in our common stock makes it more vulnerable to rapid changes in price in response to market conditions.

We may issue preferred stock in the future.

We have authorized in our Certificate of Incorporation the issuance of up to 5,000,000 shares of preferred stock. Our Board of Directors may, without further action by our shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation and conversion and redemption rights. Although we have no present plans to issue shares of preferred stock or to create new series of preferred stock, if we do issue preferred stock, it could affect the rights, or even reduce the value, of our common stock.

Anti-takeover effects of certain charter and bylaw provisions.

Certain provisions of our Certificate of Incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that might be considered in the best interests of our shareholders. These provisions, among other things:

•	eliminate cumulative voting rights;

•	authorize the issuance of “blank check” preferred stock having such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any vote or further action by our shareholders; and

•	eliminate the right of shareholders to act by written consent.

Lack of dividend payments.

The Company intends to retain any future earnings for use in its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend on the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the Company’s credit agreement prohibits the payment of dividends during the term of the agreement. The agreement terminates on June 4, 2010.

Our shareholders’ ability to sell shares of the Company’s stock may be limited.

Three of our shareholders, Harbinger, Black Horse and Ashford Capital Management Inc. (“Ashford Capital”), collectively, are owners of approximately 40% of our outstanding shares of common stock. Accordingly, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired. If any or all of Harbinger, Black Horse or Ashford Capital were to liquidate their shares, the market price could decline significantly.

Additional risk factors

In addition to the foregoing risk factors, our business, financial condition, and operating results could be seriously harmed by additional factors, including but not limited to the following:

•	our ability to maintain favorable supplier agreements and relationships with major customers and suppliers;

•	the loss of any significant customers or reduced orders from significant customers;

•	our ability to maintain and expand our customer base;

•	increased competition for donors, which may affect our ability to attract and retain qualified donors;

•	our ability to meet future customer demand for plasma products; and

•	changes in industry trends, customer specifications and demand, market demand in general and potential foreign restrictions of the importation of our products.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Until July 2006, the Company was headquartered in Oceanside, California, and was operating out of seven facilities located in Oceanside, California; West Bridgewater, Massachusetts; Milford, Massachusetts; Cambridge, Massachusetts; Frederick, Maryland; Gaithersburg, Maryland; and Hatboro, Pennsylvania. Since then, the Company has closed the Hatboro, Pennsylvania facility (July 2006), Oceanside, California facility (August 2006) and Cambridge, Massachusetts facility (January 2007), reducing the number of facilities to four. The Company paid a termination fee of $0.3 million to cancel the Cambridge, Massachusetts lease. From July 2006 until January 2008, the Company has been headquartered in West Bridgewater, Massachusetts. In January 2008, the Company’s corporate headquarters moved to Milford, Massachusetts. Our principal facilities as of September 30, 2007 are listed below:

				Approximate Floor
Location	Facility Use	Industry Segment	Owned or Leased	Space in Sq. Ft.

Frederick, MD	Repository	BioServices	Leased	65,000
Milford, MA	Manufacturing, warehouse and office	Diagnostic & Biopharmaceutical Products	Leased	37,000
Gaithersburg, MD	Manufacturing, repository, laboratory and office	BioServices	Leased	36,000
West Bridgewater, MA	Manufacturing, warehouse and office	Diagnostic & Biopharmaceutical Products	Owned	32,000

On October 1, 2007, the Company entered into a lease agreement with Birchwood Fortune — SPVEF, LLC, pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company began to move from its West Bridgewater facility to its Milford facility. Our Milford facility will house SeraCare’s entire Massachusetts operations of 130 employees, including the Company’s corporate headquarters. In October 2007, the Company began marketing the West Bridgewater facility for sale.

Item 3.	LEGAL PROCEEDINGS

Chapter 11 Bankruptcy

On March 22, 2006, SeraCare Life Sciences, Inc., a California corporation (the “Debtor”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On February 21, 2007, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated.

Shareholder Litigation

The Company and certain of its former officers and directors and one of its current directors were named in a number of federal securities class action lawsuits as well as federal and state derivative class action lawsuits. Beginning on December 22, 2005, the first of seven shareholder class action complaints was filed in the United States District Court for the Southern District of California. Those cases were subsequently consolidated under the caption In re SeraCare Life Sciences, Inc. Securities Litigation, Master File No. C-05-2335-H. On September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was provided pursuant to our insurance policy with Carolina Casualty, of which $3.0 million was awarded to the plaintiffs, $500,000 was reserved to cover ongoing legal expenses for directors and officers related to the Securities and Exchange (“SEC”) and Department of Justice (“DOJ”) investigation (described below) and the remaining $900,000 was reserved to cover the defendants’ previously incurred legal expenses. All of the defendants in the lawsuit settled with the Company by waiving any future indemnification with respect to the DOJ investigation and/or other matters in exchange for being released by the Company with respect to any derivative action.

Department of Justice/Securities and Exchange Commission

In the first half of 2006, the U.S. Attorney’s Office for the Southern District of California issued grand jury subpoenas to the Company and to certain former officers and directors requesting the production of certain documents. At about the same time, the Company learned that the staff of the SEC, Division of Enforcement was also conducting an investigation of issues discussed in Item 1 — “Business — Company History — Events Leading to Our Chapter 11 Filing”. The SEC issued five subpoenas to the Company for the production of documents throughout 2006 and made requests for additional information in 2007. Certain current and former employees also provided testimony as part of the investigation. The Company is cooperating fully with the requests of these agencies.

CTL Analyzers, LLC

In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. The Company has objected to such claim. The total amount claimed by CTL is $2,400,000, although the Company believes that its liability is significantly lower. The Company is in continued negotiations with CTL, which are anticipated to result in a resolution (the precise amount of which is being negotiated) to be returned to the claimant in full satisfaction of the claim asserted against the Company. A hearing is scheduled for April 2008 in the Bankruptcy Court.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 22, 2006, quotations for SeraCare’s common stock have been available on the Pink Sheets under the symbol SRLS:PK. The price range per share of common stock presented below for the years ended September 30, 2007 and September 30, 2006 by quarter represents the highest and lowest closing prices for our common stock on the NASDAQ National Market and the highest and lowest prices bid on the Pink Sheets for periods subsequent to March 22, 2006. Pink Sheet quotes represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2007 Quarter Ended	High	Low

September 30, 2007	$7.00	$5.00
June 30, 2007	$7.55	$6.31
March 31, 2007	$7.00	$5.50
December 31, 2006	$6.80	$5.80

2006 Quarter Ended	High	Low

September 30, 2006	$6.00	$4.50
June 30, 2006	$7.60	$3.15
March 31, 2006	$11.83	$1.75
December 31, 2005	$23.17	$7.88

Holders

As of September 30, 2007 there were 18,557,948 shares of our common stock outstanding and approximately 203 holders of record of our common stock. The closing price of our stock on September 30, 2007 was $5.75 per share.

Dividends

Our Board of Directors has no current plans to pay cash dividends. Our credit agreement with Merrill Lynch Capital currently limits our ability to declare or pay any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of our capital stock. Future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in our loan agreements and other agreements and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s Amended and Restated 2001 Stock Incentive Plan (the “Plan”) and commitments pursuant to Susan L.N. Vogt’s and Gregory A. Gould’s employment agreements as of September 30, 2007:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options ($)	Reflected in First Column)

Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	741,500		$9.11	847,008
Equity compensation not pursuant to the Plan	700,000	(1)	$5.93	N/A

Total	1,441,500		$7.57

(1)	450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share and 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock over the period from September 1, 2002 to September 30, 2007, as compared with that of the NASDAQ Composite Index and the NASDAQ Biotechnology Index, based on an initial investment of $100 in each on September 1, 2002. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SeraCare Life Sciences, Inc., The NASDAQ Composite Index and The NASDAQ Biotechnology Index

* $100 Invested on 9/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

	9/02	9/03	9/04	9/05	9/06	9/07
SeraCare Life Sciences, Inc.	100.00	137.00	250.00	355.20	116.00	115.00
NASDAQ Composite	100.00	150.59	162.76	185.69	196.70	236.91
NASDAQ Biotechnology	100.00	112.76	123.32	156.41	175.00	216.69

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options granted, by us since October 1, 2006 that were not registered under the Securities Act of 1933 (the “Securities Act”). Also included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

1. In accordance with the Plan of Reorganization, a Rights Offering was consummated on May 17, 2007. During January 2007, all existing shareholders were entitled to purchase their pro rata share of 4,250,000 newly issued shares of Reorganized SeraCare common stock at a price of $4.75 per share. In connection with the Plan of Reorganization, stockholders who were members of the Ad Hoc Committee committed to fully participate in the Rights Offering. In addition, certain members of the Ad Hoc Committee, as backstop purchasers, agreed to purchase unexercised subscription rights (the “Backstop Shares”) in accordance with the terms of the backstop commitment letters. Shareholders were required to elect to exercise their subscription rights and pay for newly issued Reorganized SeraCare common stock by January 31, 2007. Shareholders exercised 3,530,885 subscription rights, and, combined with the 719,115 Backstop Shares purchased by the backstop purchasers, proceeds of the Rights Offering for the Company totaled $20.2 million. Holders of 83% of the Company’s shares participated in the Rights Offering. Pursuant to Section 1145 of the Bankruptcy Code, all shares purchased in the Rights Offering, except shares purchased by Rule 145 affiliates, are exempt from registration under the Securities Act. Accordingly, shares purchased in the Rights Offering other than the shares purchased by Rule 145 affiliates are unrestricted and may be resold in the public market. The sale of the Backstop Shares qualified under different exemptions from securities law registration, including Section 4(2) and Rule 144A of the Securities Act. Accordingly, the Backstop Shares are restricted and are not available for resale in the public market until such shares are registered in accordance with the Securities Act.

2. The Company granted an option to Mr. Gould on October 3, 2006 to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.80/share and an option to William J. Smutny on November 1, 2006 to purchase 70,000 shares of the Company’s common stock at an exercise price of $6.18/share.

3. On May 11, 2007, an option to purchase 25,000 shares of the Company’s common stock was exercised by Bernard L. Kasten for $5.93/share.

4. On May 18, 2007, the Company granted options to non-employee directors to purchase 80,000 shares of the Company’s common stock at an exercise price of $7.50/share.

No general solicitation was made in the United States by us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and certificates for the shares contain appropriate legends stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and has been derived from our audited financial statements for the five years ended September 30, 2007. The information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	In thousands, except for per share data

STATEMENT OF OPERATIONS DATA:
Revenue	$47,304	$49,176	$50,300	$28,441	$23,203
Cost of revenue	33,930	32,552	50,784	17,701	16,075

Gross profit (loss)	13,374	16,624	(484)	10,740	7,128
Research and development expense	566	496	410	—	—
Selling, general and administrative expenses	14,527	13,308	11,958	5,097	4,234
Impairment of intangible assets	5,220	—	—	—	—
Reorganization items	5,224	9,408	—	—	—

Operating (loss) income	(12,163)	(6,588)	(12,852)	5,643	2,894
Interest (expense) income	(697)	(2,114)	(1,762)	(250)	37
Interest expense to related parties	(313)	(493)	(490)	(23)	(31)
Other income (expense), net	194	286	(96)	26	—

(Loss) income before income taxes	(12,979)	(8,909)	(15,200)	5,396	2,900
Income tax expense (benefit)	76	(31)	(513)	1,241	284

Net (loss) income from continuing operations	(13,055)	(8,878)	(14,687)	4,155	2,616
Loss from discontinued operations, net of income tax	(110)	(15,400)	(6,410)	—	—

Net (loss) income	$(13,165)	$(24,278)	$(21,097)	$4,155	$2,616

(LOSS) INCOME PER COMMON SHARE:
Basic net (loss) income per common share:
Continuing operations	$(0.82)	$(0.64)	$(1.32)	$0.51	$0.35
Discontinued operations	(0.01)	(1.10)	(0.58)	—	—

Net (loss) income	$(0.83)	$(1.74)	$(1.90)	$0.51	$0.35

Diluted net (loss) income per common share:
Continuing operations	$(0.82)	$(0.64)	$(1.32)	$0.45	$0.31
Discontinued operations	(0.01)	(1.10)	(0.58)	—	—

Net (loss) income	$(0.83)	$(1.74)	$(1.90)	$0.45	$0.31

	As of September 30,
	2007	2006	2005	2004	2003
	In thousands

SELECTED BALANCE SHEET DATA:
Working capital	$20,084	$7,777	$30,978	$23,923	$12,308
Total assets	$58,440	$71,108	$96,112	$89,128	$27,852
Long-term obligations(1)	$2,111	$5,718	$17,865	$25,967	$—
Stockholders’ equity	$50,524	$41,566	$64,586	$45,764	$20,423

(1)	Includes debt, notes payable to related parties and capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Reorganization

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. This action was triggered by the notice of default and acceleration of debt from its senior secured lenders and the cross-default of another secured debt facility. The default was due to the violation of certain financial covenants and the failure to deliver annual audited financial statements on a timely basis. Subsequently, the Bankruptcy Court allowed the Company to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court.

The Company emerged from bankruptcy protection under the Plan of Reorganization which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. As at least 50% of the existing stockholders continued to own the Company, we did not qualify for fresh-start accounting treatment. Each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company, Barry Plost, Bernard Kasten and Jacob Safier was terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering.

Business Overview

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. The Company’s innovative portfolio includes plasma-derived reagents and molecular biomarkers, diagnostic controls, biobanking and contract research services. SeraCare’s quality systems, scientific expertise and state-of-the-art facilities support its customers in meeting the stringent requirements of the highly regulated life sciences industry.

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by IVD manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry. In March 2007, we sold some assets, including human clinical specimens and their accompanying medical information for use in drug discovery, as well as the assumption of some limited liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited.

Our customer base is diverse and operates in a highly regulated environment. SeraCare has built its reputation on providing a comprehensive portfolio of products and services and operating state-of-the-art facilities that incorporate the industry’s highest quality standards. SeraCare’s customers include IVD manufacturers; hospital-based, independent and public health labs; blood banks; government and regulatory agencies; and organizations involved in the discovery, development and commercial production of human and animal therapeutics and vaccines, including pharmaceutical and biotechnology companies, veterinary companies and academic and government research organizations.

The accompanying discussion and analysis of SeraCare’s financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP’’). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. SeraCare bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates requiring routine adjustment. Actual results could differ from these estimates.

Results of Operations

The following table shows gross profit and expense items as a percentage of revenue:

	Year Ended September 30,
	2007	2006	2005

STATEMENT OF OPERATIONS DATA:	%	%	%
Revenue	100.0	100.0	100.0
Cost of revenue	71.7	66.2	101.0

Gross profit (loss)	28.3	33.8	(1.0)
Research and development expense	1.2	1.0	0.8
Selling, general and administrative expenses	30.7	27.1	23.8
Impairment of intangible assets	11.0	—	—
Reorganization items	11.1	19.1	—

Operating loss	(25.7)	(13.4)	(25.6)
Interest expense	(1.5)	(4.3)	(3.5)
Interest expense to related parties	(0.6)	(1.0)	(1.0)
Other income (expense), net	0.4	0.6	(0.1)

Loss before income taxes	(27.4)	(18.1)	(30.2)
Income tax expense (benefit)	0.2	—	(1.0)

Net loss from continuing operations	(27.6)	(18.1)	(29.2)
Loss from discontinued operations, net of income tax	(0.2)	(31.3)	(12.7)

Net loss	(27.8)	(49.4)	(41.9)

Comparison of years ended September 30, 2007 and September 30, 2006

Revenue

The following table sets forth segment revenue in millions of dollars for the years ended September 30, 2007 and 2006, respectively:

	September 30,	September 30,	Percent
	2007	2006	change

Diagnostic & Biopharmaceutical Products	$35.0	$37.8	(7.4)%
BioServices	12.3	11.4	7.9%

Total revenue	$47.3	$49.2	(3.9)%

Revenue for the year ended September 30, 2007 declined by 3.9%, or $1.9 million, to $47.3 million from $49.2 million in fiscal 2006. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.8 million, a 7.4% decline, while BioServices revenue increased by $0.9 million, a 7.9% increase. Diagnostic & Biopharmaceutical Products revenue fell in fiscal 2007 as a result of the challenges in converting new customers and maintaining existing customers while we were in bankruptcy proceedings and rebuilding our sales force. Revenue for our BioServices segment increased in fiscal 2007 due to an increase in work under two key government contracts as well as the addition of a new commercial repository contract to provide clinical trial repository services.

Gross Profit

Gross profit margin declined by 5.5% to 28.3% in fiscal 2007 from 33.8% in fiscal 2006. The overall decrease in gross profit was the result of the lower revenue discussed above and also the higher percentage of revenue generated from the BioServices segment, which has historically delivered lower margins than product revenue. In addition, we experienced increases in raw materials costs for Diagnostic & Biopharmaceutical Products due to increases in our sourced plasma costs stemming from worldwide shortages in plasma. We also received less favorable pricing and terms from many vendors while our competitors offered more favorable terms and pricing during the period in which were operating as a debtor-in-possession.

Research and Development Expense

Research and development expense totaled $0.6 million, or 1.2% of revenue, in the year ended September 30, 2007 and $0.5 million, or 1.0% of revenue, in the year ended September 30, 2006. Our research and development activities are focused around development of new controls and panels, as well as refinement of existing control and panel product lines. In fiscal 2007, we launched five new panel products in addition to introducing our ELISpot assay kit, which is an in vitro measure of cellular immunity. We plan to increase our research and development spending in fiscal 2008 as we emphasize the creation of new products and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $14.5 million, or 30.7% of revenue in the year ended September 30, 2007, from $13.3 million, or 27.1% of revenue in the year ended September 30, 2006. Excluding the effects of stock-based compensation expense included in selling, general and administrative expenses of $2.3 million and $0.6 million in fiscal 2007 and fiscal 2006, respectively, selling, general and administrative expenses decreased by $0.5 million compared to the prior year. The reduction was mainly due to the elimination of eight accounting and administrative positions when we closed the facilities in Oceanside, California and consolidated the operations and headquarters into our Massachusetts facilities, and the reorganization of our sales force, which occurred during fiscal 2007. Increased legal fees attributable to securities compliance offset these benefits during fiscal 2007.

Impairment of Trade Name

In the fourth quarter of fiscal 2007, as a result of the completion of a new branding strategy, SeraCare decided to phase out the BBI Diagnostics brand name, resulting in a write-off of intangible assets of $5.2 million.

Reorganization Items

Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization and litigation. These expenses totaled $5.2 million and $9.4 million in the fiscal years ended September 30, 2007 and 2006, respectively.

Interest Expense

Interest expense totaled $0.7 million in fiscal 2007 and $2.1 million in fiscal 2006. The decrease in interest expense is due to a lower level of borrowed funds in fiscal 2007 compared to fiscal 2006 resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full payment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.3 million in fiscal 2007 and $0.5 million in fiscal 2006.

Income Tax Expense

Income tax expense or benefit was immaterial in fiscal 2007 and 2006. As of September 30, 2007 and 2006, the Company had deferred tax assets, net of liabilities, of $25.4 million and $19.2 million, respectively, that are fully reserved on the balance sheet.

Net Loss from Continuing Operations

As a result of the above, net loss from continuing operations for the year ended September 30, 2007 totaled $13.1 million compared to a net loss of $8.9 million for the year ended September 30, 2006.

Loss from Discontinued Operations

Losses from discontinued operations were generated by the sale of the Genomics Collaborative division of the business in March 2007. Losses related to that segment totaled $0.1 million in fiscal 2007 and $15.4 million in fiscal 2006.

Net Loss and Net Loss Per Share

Net loss was $13.2 million in the year ended September 30, 2007 compared to a net loss of $24.3 million in the year ended September 30, 2006. Net loss per share on a basic and fully diluted basis was $0.83 in fiscal 2007 compared to $1.74 in fiscal 2006.

Comparison of years ended September 30, 2006 and September 30, 2005

Revenue

The following table sets forth segment revenue in millions of dollars for the years ended September 30, 2006 and 2005, respectively:

	September 30,	September 30,	Percent
	2006	2005	change

Diagnostic & Biopharmaceutical Products	$37.8	$36.8	2.7%
BioServices	11.4	13.5	(15.6)%

Total revenue	$49.2	$50.3	(2.2)%

Revenue for the year ended September 30, 2006 decreased by 2.2%, or $1.1 million compared to the year ended September 30, 2005. Diagnostic & Biopharmaceutical Products revenue increased by $1.0 million, a 2.7% increase, and BioServices revenue decreased by $2.1 million, a 15.6% decline. Diagnostic & Biopharmaceutical Products revenue increased due to strong sales of controls and panels in fiscal 2006 compared to fiscal 2005. Our BioServices segment lost a significant contract for fiscal 2006 due to a change in such customer’s program needs.

Gross Profit

For the fiscal year ended September 30, 2006, the Company reported a gross profit of $16.6 million, or 33.8% of revenue, compared to a gross loss of $0.5 million for fiscal 2005. The loss in gross profit in fiscal 2005 was the result of a $17.8 million write-down in inventory due to changes in accounting estimates related to our inventory.

Research and Development Expense

Research and development expense totaled $0.5 million, or 1.0% of revenue, for the year ended September 30, 2006 and $0.4 million, or 0.8% of revenue in the year ended September 30, 2005. Our research and development activities were focused around development of new controls and panels as well as refinement of existing control and panel product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $13.3 million, or 27.1% of revenue, in fiscal 2006 from $12.0 million, or 23.8% of revenue, in fiscal 2005 due in part to stock-based compensation expense of $0.6 million in fiscal 2006.

Reorganization Items

Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization and litigation. These expenses totaled $9.4 million in the fiscal year ended September 30, 2006.

Interest Expense

Interest expense totaled $2.1 million in the fiscal year ended September 30, 2006 and $1.8 million in the year ended September 30, 2005. This included amounts paid under the Company’s then-existing senior debt. Interest expense to related parties totaled $0.5 million in each of fiscal 2006 and 2005.

Income Tax Expense

Income tax benefit was $0.5 million in fiscal 2005 due to a net loss carryback. At September 30, 2006 and 2005, the Company had deferred tax assets, net of deferred tax liabilities, of $19.2 million and $9.0 million, respectively, that are fully reserved on the balance sheet.

Net Loss from Continuing Operations

As a result of the above, net loss from continuing operations for the year ended September 30, 2006 totaled $8.9 million compared to a net loss of $14.7 million for the year ended September 30, 2005.

Loss from Discontinued Operations

Losses from discontinued operations were generated by the sale of the Genomics Collaborative, Inc. segment of the business in March, 2007. Losses related to that segment totaled $15.4 million in fiscal 2006 and $6.4 million in fiscal 2005. In fiscal 2006, the loss included a goodwill impairment of $13.4 million and in fiscal 2005 the loss included an inventory write-down of $1.3 million.

Net Loss and Net Loss Per Share

Net loss was $24.3 million in the year ended September 30, 2006, compared to a net loss of $21.1 million in the year ended September 30, 2005. Net loss per share on a basic and fully diluted basis was $1.74 in fiscal 2006 compared to $1.90 in fiscal 2005.

Critical Accounting Policies and Estimates

We have determined that for the periods covered in our 2007 Annual Report the following accounting policies and estimates are critical in understanding the financial condition and results of our operations.

Revenue Recognition.  Revenue from the sale of products is recognized when we meet all of the criteria specified in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). These criteria include:

•	evidence of an arrangement exists;

•	delivery or performance has occurred;

•	prices are fixed or determinable; and

•	collection of the resulting receivable is reasonably assured.

Signed customer purchase orders or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Trade terms for the majority of our sales contracts indicate that title and risk of loss pass from us to our customers when we ship products from our facilities, which is when revenue is recognized. Revenue is deferred until the appropriate time in situations where trade terms indicate that title and risk of loss pass from us to the customers at a later stage in the shipment process. We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. Revenue from service arrangements is recognized when the services are provided as long as all other criteria of SAB 104 are met.

Inventory valuation.  Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. We review inventory periodically for impairment based upon factors related to usability, age and fair market value and provide a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. The Company’s recorded inventory reserve was $2.2 million and $1.8 million as of September 30, 2007 and 2006, respectively.

Valuation of Long-Lived and Intangible Assets and Goodwill.  Valuation of certain long-lived assets, including property, plant and equipment, intangible assets and goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.

For intangible assets and property, plant and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance related to historical or expected projected future operating results; or

•	significant changes or developments in strategy or operations which affect our long-lived assets.

Should we determine that the carrying value of long-lived assets and intangible assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

We perform annual reviews for impairment of goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units.

Contingencies and Litigation Reserves.  The Company is a party to legal actions and investigations. These claims may be brought by, among others, the government, clients, customers, employees and other third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining contingency and litigation reserves, management considers, among other issues:

•	interpretation of contractual rights and obligations;

•	the status of government regulatory initiatives, interpretations and investigations;

•	the status of settlement negotiations;

•	prior experience with similar types of claims;

•	whether there is available insurance; and

•	advice of counsel.

Stock-Based Compensation.  On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS 123R and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We used the modified prospective method when we adopted SFAS 123R and, accordingly, did not restate the results of operations for the prior periods. Compensation expense of $2.4 million and $0.8 million was recognized in the years ended September 30, 2007 and September 30, 2006, respectively, for all awards granted on or after October 1, 2005 as well as for the unvested portion of awards granted before October 1, 2005.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a graded vesting method over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated to reflect actual forfeitures of unvested awards and other known events. Management believes this graded vesting methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term was calculated using SAB No. 107, “Simplified Method for Estimating the Expected Term.” Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Accounting for Income Taxes.  As part of the process of preparing financial statements, management is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the statement of operations will result.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. We have recorded a valuation allowance of $25.4 million and $19.2 million as of September 30, 2007 and September 30, 2006, respectively, due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	September 30,	September 30,	September 30,
	2007	2006	2005

Net cash used in operating activities	$(10.6)	$(6.2)	$(2.2)
Net cash provided by (used in) investing activities	1.5	(4.8)	(1.4)
Net cash provided by (used in) financing activities	5.1	(5.0)	31.7

Net (decrease) increase in cash and cash equivalents	$(4.0)	$(16.0)	$28.1

As of September 30, 2007, our cash balance was $9.5 million, a decline of $4.0 million from our cash balance as of September 30, 2006. During the fiscal year ended September 30, 2007, we had a net loss of $13.2 million. Excluding non-cash charges of approximately $9.1 million, the net loss would have been $4.1 million. In addition, we raised $19.6 million (net of offering costs) in our Rights Offering, which was used to pay off our then-existing debt and other bankruptcy liabilities of approximately $22.0 million, resulting in a net cash outflow of $3.4 million. Other sources and uses of cash included: $2.0 million in proceeds from the sale of the Genomics Collaborative division; a decrease in prepaid assets of $1.5 million; an increase in accounts payable and accrued liabilities of $1.3 million as we negotiated more favorable payment terms with vendors after emerging from bankruptcy; a decrease in accounts receivable of $1.7 million resulting from a renewed focus on cash collections; and investments in inventory of $2.3 million.

We had a current ratio of 4.7 to 1 as of September 30, 2007 compared to 1.3 to 1 as of September 30, 2006. Total liabilities as of September 30, 2007 were $7.9 million compared to $29.5 million as of September 30, 2006. The total debt to equity ratio as of September 30, 2007 was 0.05 compared to 0.39 as of September 30, 2006.

We believe our current cash on hand and future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2008. Furthermore, our availability under our credit agreement with Merrill Lynch Capital provides an additional source of liquidity should it be required.

Operating Cash Flows

Cash used in operating activities was $10.7 million for the year ended September 30, 2007, an increase of $4.5 million compared to the fiscal year ended September 30, 2006. Our net loss was less in fiscal 2007 by

$11.1 million and non-cash charges were also lower by $8.7 million. Other changes in operating items were largely driven by the emergence from bankruptcy, including the payment of most prepetition liabilities during fiscal 2007, a decrease in prepaid expenses and an increase in accounts payable in fiscal 2007 as the Company was no longer required to pay its vendors in advance or immediately upon invoice. Since our emergence from bankruptcy, we have worked to renegotiate terms with vendors, which has had a favorable impact on cash.

Investing Cash Flows

Cash provided by investing activities was $1.5 million for the year ended September 30, 2007, an increase of $6.4 million compared to cash used of $4.8 million in fiscal 2006. During fiscal 2006, the Company spent $3.6 million to acquire some of the assets of the Celliance division of Serologicals Corporation and in fiscal 2007 the Company received $2.0 million for the sale of the Genomics Collaborative division to BioServe. Capital expenditures were $0.5 million lower in fiscal 2007 than fiscal 2006 because some routine projects were put on hold until we emerged from bankruptcy.

Financing Cash Flows

Cash provided by financing activities was $5.1 million in fiscal 2007 compared to cash used of $5.0 million in fiscal 2006. In fiscal 2007, the Company raised $19.6 million (net of offering costs) in the Rights Offering and paid off then-existing senior debt of $10.6 million and subordinated debt of $3.5 million during the year. In fiscal 2006, we received cash of $15.0 million as we entered into a new Revolving/Term Credit and Security Agreement in October 2005, then subsequently made payments on our senior debt of $20.4 million.

Off-Balance Sheet Arrangements

During fiscal 2007, we were not party to any off-balance sheet arrangements.

Debt

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. The revolving loan facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the revolving loan outstanding balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2007, we had not drawn down on the line of credit. As of the same date, we had $5.5 million available for borrowing at an interest rate of 7.88%.

The Company is also subject to an Assumption and Modification Agreement, dated September 14, 2004, between the Company and Commerce Bank & Trust Company which is secured by a mortgage on the Company’s West Bridgewater facility. At present, the principal amount outstanding under the promissory note related to this assumption agreement is approximately $2.1 million.

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2007 for assets and liabilities not subject to the deferral and October 1, 2008 for all other assets and liabilities. The Company is currently assessing the impact of this statement.

SFAS No. 141 (Revised 2007), “Business Combinations”

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests will be valued at fair value at the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on October 1, 2009. The Company is currently assessing the impact of this statement.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on October 1, 2009. The Company is currently assessing the impact of this statement.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations(1)	$2,299	$188	$2,081	$30	$—
Interest payments(2)	515	239	274	2	—
Operating lease obligations(3)	15,799	1,985	3,267	3,426	7,121
Purchase obligations	222	182	40	—	—

TOTAL	$18,835	$2,594	$5,662	$3,458	$7,121

(1)	Long-term debt obligations include capital leases.

(2)	Interest payment amounts include unused line fees owed to Merrill Lynch Capital under the Credit and Security Agreement.

(3)	Excludes a new operating lease for space in Milford, Massachusetts entered into on October 1, 2007. The total rental obligation under this lease is $8.9 million over a 10 plus year period. This new lease supersedes the rental obligation reflected in the table of $0.5 million, which otherwise would have expired in October 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.  As of September 30, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $2.1 million and (ii) cash and cash equivalents of $9.5 million, substantially all of which were held in short-term federal government securities. Our mortgage debt bears interest at a variable rate. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by approximately $14,000 over the next twelve months.

Foreign Currency Exchange Risk.  The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.

We were not a party to any derivative financial instruments at September 30, 2007.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

On December 15, 2005, the chairman of the Company’s Audit Committee received a letter from MHM, our independent registered public accounting firm, a copy of which was presented to our Board of Directors, in which MHM raised concerns with respect to the Company’s financial statements, accounting documentation and the ability of MHM to rely on representations of the Company’s management. Following an investigation by the Audit Committee in March 2006, the Company announced that previously issued financial statements in quarterly reports for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, should no longer be relied upon.

Subsequent to that investigation and report by the Company regarding its financial reporting, management has implemented several safeguards to address, among other things, the matters noted in MHM’s letter to management, as well as to prepare us for eventual compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Management’s efforts included (1) hiring a new management team, including the Chief Executive Officer, Chief Financial Officer, and key members of the finance staff, (2) hiring a business advisory and consulting firm to reassess the design of our internal controls to facilitate documentation of the process, evaluation and identification of the key controls, and initiation of the testing process, (3) educating all employees on compliance with the requirements of the Sarbanes-Oxley Act, (4) establishing a new whistleblower hotline, (5) ensuring that no member of the financial staff serves as a director on our Board, (6) limiting purchasing authority, and (7) implementing additional controls to ensure segregation of responsibilities.

Disclosure Controls and Procedures

Rule 13a-15(b) under the Exchange Act and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial offer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the fourth quarter of our fiscal year ended September 30, 2007 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our Board of Directors has five members. With the exception of Ms. Vogt, our President and Chief Executive Officer, who has served on our Board of Directors since September 1, 2006, all of the directors are non-employees. These non-employee directors assumed their positions on the Board upon our emergence from bankruptcy, except for Samuel D. Anderson, who is a continuing director.

The following table sets forth certain information concerning our executive officers and directors as of September 30, 2007:

Name	Age	Position

Executive Officer
Susan L.N. Vogt	53	President and Chief Executive Officer, Director
Gregory A. Gould	41	Chief Financial Officer, Treasurer and Secretary
Ronald R. Dilling	52	Vice President, Manufacturing Operations
Katheryn E. Shea	38	Vice President, BioServices Operations
William J. Smutny	57	Vice President, Sales and Marketing
Director
Eugene I. Davis	52	Chairman of the Board of Directors
Samuel D. Anderson	71	Director
Sarah L. Murphy	31	Director
Jill Tillman	56	Director

Susan L.N. Vogt has been the President and Chief Executive Officer since July 2006 and a member of the Board of Directors of the Company since September 1, 2006. Ms. Vogt was previously President of the BioPharmaceutical division of Millipore Corporation, a multinational bioscience company, from January 2001 through May 2005, where she ran a $520 million division with more than 1,600 employees deployed in 23 countries. Prior to that, from June 1999 through January 2001, she was the Vice President and General Manager of the Laboratory Water Division of Millipore Corporation. Ms. Vogt holds an M.B.A. from Boston University and a B.A. from Brown University. Ms. Vogt currently serves on the Board of Directors of Justrite Manufacturing Corporation.

Gregory A. Gould has been the Chief Financial Officer and Treasurer since August 2006 and the Secretary of the Company since November 2006. From August 2005 to August 2006, Mr. Gould provided financial and accounting consulting services through his consulting company, Gould LLC. From April 2005 to

August 2005, Mr. Gould served as the Chief Financial Officer and Senior Vice President of Integrated BioPharma, Inc., a life sciences company serving the pharmaceutical, biotechnology and nutraceutical markets. Prior to that, from February 2004 through January 2005, Mr. Gould served as the Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. From 1996 through October 2003, Mr. Gould served as Director of Finance and then as the Chief Financial Officer and Treasurer of Colorado MEDtech, a high tech software development, product design and manufacturing company. Mr. Gould is a director of CytoDyn, Inc. Mr. Gould holds a B.S. in Business Administration from the University of Colorado, Boulder and is a Certified Public Accountant in the State of Colorado.

Ronald R. Dilling has been our Vice President, Manufacturing Operations since our acquisition of some of the assets of the Celliance division of Serologicals Corporation in November 2005 where he served as the Managing Director of Manufacturing Operations for 17 years. Mr. Dilling has over 33 years of professional experience in the life sciences industry in operations and production. Before joining Serologicals Corporation, he worked at Hazelton Biologics (JRH BioSciences) as its Director of Operations and Gibco Laboratories (Invitrogen) as its Production Laboratories Manager.

Katheryn E. Shea has been our Vice President, BioServices Operations since 2006. From 2004 to 2006, Ms. Shea was our Director of Repository Operations and prior to our acquisition of Boston BioMedica, Inc. (“BBI”) in 2004, she held the same position at BBI from 2000 to 2004. She served as Scientific Reviewer for the National Institute of Allergy and Infectious Diseases from 2003 to 2005 and as Councilor for the International Society for Biological and Environmental Repositories from 2002 to 2003 and as Secretary Treasurer from 2004 through 2007. Ms. Shea earned her B.S. in Biology with a minor in Chemistry from Mount Saint Mary’s College in Maryland.

William J. Smutny has been our Vice President, Sales and Marketing since November 2006. Prior to joining SeraCare, Mr. Smutny served as Vice President, Sales & Marketing for PML Microbiologicals, a private company serving the clinical, biotech, pharmaceutical and research markets worldwide from 2001 to 2006. Mr. Smutny holds a M.S. degree in Physiology and a B.A. in Biology from West Virginia University.

Eugene I. Davis has been the Chairman of the Board of Directors since May 2007. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm. He is currently the Chairman of the Board of Directors of Atlas Air Worldwide Holdings Inc. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University and a Juris Doctorate from Columbia University School of Law. He is also a director of American Commercial Lines Inc., Atari Inc., Delta Air Lines, Inc., Foamex, Inc., Footstar, MediCor, Ltd., Knology Inc., Pliant Corporation, Silicon Graphics Inc. and Viskase Companies, Inc.

Samuel D. Anderson has served as a member of the Board of Directors since September 2001. Mr. Anderson was a director of and consultant to Biomat USA from April 1996 to September 2001. Mr. Anderson also served on the Boards of Cytologic, Inc. from April 2004 until June 2007 and Cypress Bioscience, Inc. from April 1998 until June 2007 and was Chairman of the Board of Hycor Biomedical Inc. from 1985 until 2004.

Sarah L. Murphy has been a member of the Board since May 2007. Ms. Murphy is the Senior Vice President for Strategic and Financial Planning of ITCDeltacom, Inc. She was a Vice President and then a Director of Alix Partners, an international corporate restructuring and interim management firm from 2001 to 2005. Ms. Murphy has a bachelor’s degree from Princeton University and a master’s degree in business administration from the Harvard Business School.

Jill Tillman has been a member of the Board since May 2007. Ms. Tillman is the Chief Operating Officer of Brandywine Hospital in Philadelphia, Pennsylvania since October 2006. Prior to that position she was the Chief Operating Officer and Interim Chief Executive Officer of St. Christopher’s Hospital for Children in Philadelphia from September 2004 to September 2006. Prior to that, Ms. Tillman served as the Interim Chief

Operating Officer from September 2003 to September 2004 and as the Chief Nursing Officer from January 2000 to September 2004 at Hahnemann University Hospital in Philadelphia. She is a member of the Board of Directors and a member of the audit committee and chair of the compliance committee of the Board of Directors of Critical Care Systems International, Inc., which operates community-based branch pharmacies and provides specialty pharmaceutical infusion services. Ms. Tillman holds a bachelor’s degree from Villanova University, a master of science degree in nursing from the University of Pennsylvania, a master of business administration degree from Eastern College and is a graduate of the Nursing Executive Program of the Wharton School of Business.

Board of Directors and Committees of our Board of Directors

Our current directors serve for a period of one year. Our Board of Directors held six regular meetings and no special meetings during fiscal 2007. In addition, the committee of independent directors, which held the authority of the Board of Directors prior to the reorganization and merger on May 17, 2007, held three meetings during fiscal 2007. Each of the directors attended at least 75% of the total number of meetings of the Board held while he or she was a director and of each committee on which he or she served during the period in which he or she served as a member of that committee. Our Board has established the committees described below, and may establish others from time to time. Our Board of Directors determined that all of our non-employee directors other than Jerry L. Burdick who served on the Board prior to May 17, 2007, namely Samuel D. Anderson, Robert J. Cresci, Ezzat Jallad, Bernard Kasten and Nelson Teng met the independence requirements of NASDAQ Rule 4200(a)(15). A new Board was appointed on May 17, 2007. Our Board of Directors has determined that all of our current non-employee directors, namely Eugene I. Davis, Samuel D. Anderson, Sarah L. Murphy and Jill Tillman meet the independence requirements of NASDAQ Rule 4200(a)(15). Ms. Vogt is not considered an independent director as she is the President and Chief Executive Officer of the Company.

In making its determination about independence, the Board of Directors considered the following arrangement and determined that it does not affect the independence of Mr. Davis, Ms. Murphy or Ms. Tillman:

•	Pursuant to the Plan of Reorganization, members of the Ad Hoc Committee, including Harbinger and Black Horse, appointed directors to the Board. Harbinger appointed Mr. Davis and Ms. Tillman to the Company’s Board of Directors and Black Horse appointed Ms. Murphy to the Company’s Board of Directors.

Audit Committee

The Audit Committee assists our Board of Directors in overseeing the accounting and financial reporting processes of the Company and has general responsibility for oversight and review of the accounting and financial reporting practices, systems of internal controls and accounting and audit activities of our Company. The Audit Committee acts pursuant to a written charter. The Audit Committee Charter was adopted by our Board of Directors on May 18, 2007. The members of the Audit Committee are Eugene I. Davis (Chair), Sarah L. Murphy and Jill Tillman. Our Board of Directors has determined that each of the members of the Audit Committee qualifies as an “independent” director under the NASDAQ rules applicable to members. The Board of Directors has determined that Eugene I. Davis is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee held one meeting during fiscal 2007. A copy of the charter of the Audit Committee can be found in the Corporate Governance section of our website at http://www.seracare.com. A copy of the Audit Committee’s report is contained in this annual report.

Compensation Committee

The Compensation Committee oversees the Company’s compensation and employee benefit plans and practices and discharges the responsibilities of the Board relating to compensation of the Company’s Chief Executive Officer and Chief Financial Officer. The Compensation Committee acts pursuant to a written charter. The Compensation Committee Charter was adopted by the Board of Directors on May 18, 2007. The members of the Compensation Committee are Jill Tillman (Chair), Samuel D. Anderson and Sarah L. Murphy. The Compensation Committee held two meetings during fiscal 2007. A copy of the charter of the Compensation Committee can be found in the Corporate Governance section of our website at http://www.seracare.com. A copy of the Compensation Committee’s report is contained in this annual report.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the Board of Directors, develops and recommends to the Board a set of corporate governance principles applicable to our Company, and takes such other actions within the scope of its charter as the Committee deems necessary or appropriate. The Nominating and Corporate Governance Committee Charter was adopted by the Board of Directors on May 18, 2007 and amended on November 14, 2007. The members of the Nominating and Corporate Governance Committee are Samuel D. Anderson (Chair), Eugene I. Davis and Sarah L. Murphy. The Nominating and Corporate Governance Committee did not meet in fiscal 2007 but met on November 14, 2007. A copy of the charter of the Nominating and Corporate Governance Committee can be found in the Corporate Governance section of our website at http://www.seracare.com.

Code of Ethics

Our Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. A copy of the code of ethics can be found in the Corporate Governance section of our website at http://www.seracare.com and as exhibit 99.4 to our Current Report 8-K filed with the SEC on May 21, 2007. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

The following directors and officers of the Company did not timely file with the SEC the following reports regarding changes in beneficial ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934:

•	Bernard L. Kasten, a former director, filed a Form 4 on May 16, 2007 for the acquisition of 25,000 shares from the exercise of options on May 11, 2007.

•	Eugene I. Davis, Samuel D. Anderson, Sarah L. Murphy and Jill Tillman each filed a Form 4 on November 20, 2007 for options granted on May 18, 2007 and stock and options granted November 14, 2007.

•	Susan L.N. Vogt, Gregory A. Gould, Ronald R. Dilling, William J. Smutny, Kathleen W. Benjamin and David Olsen each filed a Form 4 on November 20, 2007 for options received November 14, 2007.

•	Katheryn E. Shea and Mark Manak each filed a Form 4 on November 26, 2007 for options received on November 20, 2007.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Executive Compensation Philosophy

Primary Objectives

The Company’s executive compensation program is designed to attract, retain and motivate executive officers capable of leading the Company to achieve its business objectives. The focus is to tie short and long-term cash and equity incentives to achievement of measurable individual and corporate performance objectives and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has maintained, and expects to further implement, compensation plans that tie a substantial portion of executive officers’ overall compensation to our financial and operational performance.

Benchmarking for Compensation

Management initially develops the Company’s compensation plans by utilizing publicly available compensation data and subscription compensation survey data. For benchmarking executive compensation, the Compensation Committee reviews the compensation data from a representative group of approximately 20 national and regional companies in its industry. The representative companies are Bio-Reference Laboratories, Inc., Albany Molecular Research, Inc., Caliper Life Sciences, Inc., Heska Corporation, Clinical Data, Inc., ViaCell, Inc., Enzo Biosciences, CuraGen Corporation, Clarient, Inc., Gene Logic, Encorium Group, Inc., Repligen Corporation, CombinatoRx, Inc., Dyax Corp, ArQule, AVANT Immunotherapeutics, Inc., Exact Sciences Corporation, Acusphere, Inc., StemCells, Inc. and Alseres Pharmaceuticals, Inc. The Compensation Committee believes that the practices of this “peer group” of companies provide it with appropriate compensation benchmarks because their organizational structures, revenues or market capitalizations are similar to those of the Company.

Pay-for-Performance Philosophy

Based on this data, the Compensation Committee has approved a pay-for-performance compensation philosophy that is intended to identify the appropriate ranges for a competitive compensation program, with the intent of targeting base, bonus and total compensation for executive officers, including the Chief Executive Officer, in the mid-range of our peer group with variations above or below these ranges dependent on individual and corporate performance and the long-term contributions that the executive is expected to make to the Company. The Compensation Committee works within the framework of this pay-for-performance philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	The individual’s particular background and circumstances, including training and prior relevant work experience;

•	The individual’s role with the Company and the compensation paid to similar persons in the companies represented in the peer group data that the Compensation Committee reviews;

•	The demand for individuals with the individual’s specific expertise and experience;

•	Performance goals and other expectation for the position;

•	Comparison to other executives within the Company having similar levels of expertise and experience; and

•	Uniqueness of industry skills.

Setting and Assessment of Performance Goals

The Compensation Committee has implemented an annual management incentive program. Under the program, annual performance goals are determined and set forth in writing during the first quarter of each fiscal year for the Company as a whole and for each member of management. Annual corporate goals are proposed by management and approved by the Compensation Committee at the beginning of each fiscal year for that year. These corporate goals target the achievement of specific strategic, operational and financial milestones. Individual goals focus on each officer’s contributions which facilitate the achievement of the corporate goals and are set during the first quarter of each fiscal year. Individual goals vary based on an officer’s business group or area of responsibility. Individual goals are proposed by each executive and approved by his or her direct supervisor. The Chief Executive Officer approves the individual goals proposed by the Company’s other executive officers. The goals of the Chief Executive Officer and her direct reports are approved by the Compensation Committee. Annual salary increases, bonuses and stock option awards granted to the Company’s employees are tied to the achievement of these corporate and individual performance goals. Exceptional corporate performance, combined with exceptional individual performance, will result in high compensation for an executive officer. Corporate or individual performance that does not meet expectations will result in compensation that is lower than targeted.

The Compensation Committee has the discretion to adjust an individual’s goals for the remainder of the year based on circumstances that arise during the course of the year, are out of an officer’s control and negatively affect the officer’s ability to achieve individual goals. This flexibility allows the Compensation Committee to respond to changing conditions while continuing to ensure that management is provided appropriate incentives to perform at a high level. Similarly, if during the year an officer’s work positively affects the achievement of some of his or her individual goals or the Company’s corporate goals, the Compensation Committee may decide to provide a separate bonus to reward the individual.

Executive Compensation Components

The principal elements of management’s compensation are base salary, annual bonus and long-term equity incentives. The Compensation Committee believes that the total executive compensation should be comparable to that of executives in similar positions at companies of similar size. The base salary for each of our executives is fixed at a level the Compensation Committee believes enables the Company to hire and retain individuals in a competitive environment and reward individual performance and contribution to our overall business goals. The Compensation Committee designed the cash incentive bonuses for each of our executives to focus them on achieving key strategic, operational or financial objectives on an annual basis, as described in more detail below. Stock options are used to reward long-term performance, to create an incentive for executive officers to attain multi-year goals and as retention tools. These stock options are intended to produce significant value for each executive if the Company’s performance is outstanding and if the executive has an extended tenure.

Base Salary

Base salaries for executive officers are based on the scope of each individual’s responsibilities and prior work experience, taking into account the competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. The Compensation Committee believes that executive base salaries should generally track the range of salaries for executives in similar positions and with responsibilities in the companies of similar size to the Company represented in the peer group data the Compensation Committee reviews. In determining base salaries, the Compensation Committee not only considers the short term performance of the Company, but also the success of the executive officers in developing and executing the Company’s strategic plans, developing management employees and exercising leadership in the development of the Company.

Generally all employees, including our executive officers, are eligible for an annual adjustment to base salary. The Compensation Committee reviews the base salary of our Chief Executive Officer and other executive officers based on the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. The individual performance of our executive officers is based on the level of achievement of corporate goals including those related to their respective areas of responsibility as well as the officer’s management and development of people and his or her ability to motivate others, develop the skills necessary to facilitate the growth of SeraCare as it matures and initiate programs to enhance the Company’s growth and success. Our corporate goals target the achievement of financial and operational milestones.

The Compensation Committee also realigns base salaries with market levels for the same positions in companies of similar size to the Company. The Compensation Committee makes recommendations to the full Board of Directors on the base salaries of the Chief Executive Officer and all other executive officers. For all executive officers other than the Chief Executive Officer, the Compensation Committee also considers the recommendations and assessments of the Chief Executive Officer. The Compensation Committee’s recommendations as to increases in base salary for fiscal 2007 were reviewed and approved by the Board of Directors in October 2006. Neither the Chief Executive Officer nor the Chief Financial Officer had an increase in their base salary for fiscal 2007. Merit salary increases for other executive officers ranged from 0 to 6% of fiscal 2007 base salary. Additionally, the Compensation Committee adjusts base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Annual Bonus

The Company’s compensation program includes eligibility for an annual performance-based cash bonus in the case of all executive officers. The award of an annual bonus creates an incentive for executive officers to achieve desired short-term corporate goals that are in furtherance of the Company’s long-term objectives. The program establishes target bonuses, set as a percentage of base salary, for each position. The target bonus for executive officers includes a weighting of annual corporate and individual performance goals. The bonus is more heavily weighted toward achievement of corporate goals. In fiscal 2007, the target bonuses for our executive officers ranged from 10-75% of their base salary, and the portion of the bonus that was tied to corporate performance was 70%. The Compensation Committee periodically reviews target bonuses as a component of executive compensation against the peer group data and believes the target bonuses for our executive officers are within the appropriate range as a percent of base salary and overall total cash compensation. Non-executive employees have target bonuses at a lower percentage of salary, with their actual bonus awards dependent solely on the achievement of corporate goals.

The Compensation Committee makes recommendations to the full Board of Directors as to the annual bonuses to be paid to the Chief Executive Officer and the other executive officers given each officer’s target bonus, relative weighting of corporate and individual goals, and the Compensation Committee’s overall assessment of performance based on achievement of individual and corporate goals. The Board of Directors, based on the recommendation of the Compensation Committee, may increase or decrease an executive’s bonus payment because of mitigating or other factors. These factors include circumstances that may negatively or positively affect an individual’s ability to attain individual or Company performance goals.

The Board of Directors is responsible for determining each executive’s level of achievement against the stated corporate goals based on a recommendation from the Compensation Committee. The achievement level is determined in the first quarter of each year based on the performance in the preceding year. In fiscal 2007, the corporate goals included revenue, operating income, days of inventory outstanding and days of accounts receivable outstanding. The Compensation Committee and the full Board of Directors determined that our level of achievement against fiscal 2007 corporate goals was 55%. Individual performance of an executive officer is assessed based on the level of achievement of individual goals including those related to his or her respective area of responsibility as well as the officer’s management and development of people and his or her ability to motivate others, develop the skills necessary to facilitate the growth of SeraCare as it matures and initiate programs to enhance the Company’s growth and success. Each executive is given a performance ranking based on this assessment. The Chief Executive Officer conducts the performance reviews for her direct reports and presents the performance data and her recommendations to the Compensation Committee based on the guidelines previously established by management for review. For all executive officers other than the Chief Executive Officer, the Compensation Committee considers the recommendations of the Chief Executive Officer. The Compensation Committee and the full Board of Directors determined that each executive officer’s level of achievement against his or her individual goals ranged from 60-200% for fiscal 2007.

Based on the criteria described above, the Board of Directors approved the Compensation Committee’s recommendations as to cash bonuses for our executive officers in November 2007. The annual cash bonus paid to our named executive officers in December 2007 is set forth in the Summary Compensation Table following this report.

In November 2007, the Board of Directors, based upon the recommendation of the Compensation Committee, approved our fiscal 2008 corporate performance goals. The fiscal 2008 corporate performance goals are based on revenue, operating income and cash flows from operations. The Compensation Committee changed some of the corporate goals for fiscal 2008 to metrics that more closely reflect the value of the Company’s operating results. For executives, 70% of the bonus is tied to corporate goals and 30% of the bonus is tied to individual goals. The extent to which the executive officers are paid some, all or more than their target bonus for fiscal 2008 will be determined in the manner described above. In setting the corporate goals for fiscal 2008, the Compensation Committee established a numeric threshold for revenue. If such threshold is not met, no annual performance-based bonuses will be paid to any of our employees, including our executive officers.

Stock Options

The Compensation Committee believes that equity participation is a key component of the Company’s executive compensation program. The Amended and Restated 2001 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options, restricted stock and other equity-based awards to executive officers and non-executive employees. Grants of stock options under the Plan are designed to align the long-term interests of our executives with SeraCare’s shareholders and to assist in the retention of executives. As stock options granted by the Company generally become exercisable over a three-year period, their ultimate value is dependent upon the long-term appreciation of the Company’s stock price and the executive’s continued employment with the Company. In addition, stock options may result in the executive officers holding an equity interest in the Company, thereby providing such persons with the opportunity to share in the future value they are responsible for creating.

Mr. Smutny was granted an option pursuant to the Plan to purchase 70,000 shares of common stock on November 1, 2006 at an exercise price of $6.18 per share. The option vests over a three-year period following the date of the grant and has a term of five years. In conjunction with the execution of each of Ms. Vogt’s and Mr. Gould’s employment agreement, each of Ms. Vogt and Mr. Gould was granted a nonqualified stock option to purchase 450,000 shares and 250,000 shares, respectively, of the Company’s common stock. These options were granted outside of the Plan. Each option (i) vests in annual installments over a three-year period following the date of grant, (ii) has a term of 10 years and (iii) has an exercise price equal to the fair market value of the underlying shares on the date of grant. Each of Ms. Vogt’s and Mr. Gould’s options has an exercise price of $6.00 and $5.80, respectively.

The Compensation Committee plans to begin granting stock options under the Plan to employees on an annual basis in fiscal year 2008. Accordingly, the Compensation Committee is in the process of developing a formal program by which executive officers and some other employees are considered for such annual grants based on their performance and previous stock option grant history. Eligibility for an option grant and the size of the grant will be assessed based on the individual’s overall performance and the number of options previously granted to such person. The annual aggregate value of these awards will be set near competitive levels for companies represented in the peer group data the Compensation Committee reviews. Annual stock option grants will be reviewed by the Compensation Committee in the first quarter of each year and then submitted to the full Board of Directors for approval. Initially, the Company will use stock options as the sole means of granting stock-based incentives to employees, including our Chief Executive Officer and other executive officers.

Other Compensation

We maintain broad-based benefits that are provided to all employees including health insurance, life and disability insurance, dental insurance and a 401(k) plan, including matching contributions.

Relationship among the Primary Components of Compensation

We view the three primary components of our executive compensation as related but distinct. The Compensation Committee reviews total compensation, but does not believe that significant compensation derived from one component of compensation should automatically negate or reduce compensation from other components. We believe that each element of compensation is important for attracting and retaining executives.

The Compensation Committee determines the appropriate level for each compensation component primarily on our view of performance and the peer group data described above. We will, however, also consider internal equity and consistency, the size of the total compensation package and other information we deem relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation, or among different forms of compensation. This is due to the relatively small size of our executive team and the Compensation Committee’s preference for tailoring our overall compensation program to meet the Company’s needs in any particular year and tailoring each executive’s award to motivate, attract and retain that executive, as appropriate given the executive’s role, performance and contributions to achievement of corporate objectives.

Termination-Based Compensation

We have entered into arrangements with our Chief Executive Officer and Chief Financial Officer that provide these executives with payments and benefits under some circumstances in the event their employment is terminated or there is a change in control of the Company. The terms of these agreements are described in “Employment Arrangements” and “Potential Payments Upon Termination or Change in Control”. The agreements generally provide that all stock options will fully vest upon a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”). The agreements also provide that if either executive is terminated by the Company without Cause or by the executive for Good Reason (as such terms are defined in the respective employment agreements) following a Change in Control Event, the executive will receive a cash severance payment and the performance bonus she or he would have received for the year in which the termination occurs. In addition, the agreements generally provide for cash payments and the continuation of benefits upon termination by the Company without Cause or by the executive for Good Reason. The Company also had an agreement with Mr. Dilling, which terminated on January 13, 2008, that provided for cash payments upon termination without Cause (as such term is defined in the employment agreement).

The Compensation Committee believes that the payments and benefits that our executive officers may be entitled to receive upon termination and in the event of a change in control are reasonable and consistent with competitive pay practices in the industry. Change in control arrangements help to ensure the stability of our executive management team during mergers, acquisitions and reorganizations. The Compensation Committee also believes that having all of the executive stock options accelerate upon a change in control motivates our executive officers to act in the best interests of the stockholders by removing the distraction of post change in control uncertainties faced by the executive officers with regard to his or her continued employment and compensation. We believe that the change of control provisions provided in the executive officer employment agreements are attractive enough to maintain continuity and retention of key management personnel and are consistent with the Company’s compensation philosophy.

Tax Deductibility of Compensation

Limitations on the deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, which generally limits a public company’s tax deduction for compensation paid to its named executive officers to $1 million in any year. In addition, Section 162(m) specifically exempts some performance-based compensation from the deduction limit. The Company will take into account the deductibility of compensation programs when it considers it appropriate to do so but may authorize programs and payments that are not exempt from the deduction limitation of Section 162(m).

Conclusion

Our compensation policies are designed to retain and motivate our executive officers and to ultimately reward them for outstanding individual and corporate performance.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K, which appears above, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the compensation discussion and analysis be included in our Proxy Statement.

COMPENSATION COMMITTEE
Jill Tillman (Chair)
Samuel D. Anderson
Sarah L. Murphy

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal year ended September 30, 2007 to (i) our President and Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

SUMMARY COMPENSATION TABLE

					Non-Equity
Name and Principal				Option	Incentive Plan	All Other
Position	Year	Salary	Bonus (2)	Awards (3)	Compensation (4)	Compensation		Total

Susan L.N. Vogt	2007	$350,000	$—	$1,108,888	$258,563	$971	(5)	$1,718,422
President and Chief Executive Officer
Gregory A. Gould	2007	$250,000	$—	$624,185	$128,437	$134,165	(6)	$1,136,787
Chief Financial Officer
Ronald R. Dilling	2007	$194,038	$18,500	$72,097	$24,255	$2,306	(5)	$311,196
Vice President, Manufacturing Operations
Katheryn E. Shea	2007	$161,705	$12,000	$8,863	$18,855	$1,903	(5)	$203,326
Vice President, BioServices Operations
William J. Smutny(1)	2007	$169,346	$—	$145,194	$30,990	$55,807	(6)	$401,337
Vice President, Sales and Marketing

(1)	William J. Smutny joined SeraCare in November 2006.

(2)	Represents retention bonuses paid in March 2007.

(3)	The “Option Awards” value set forth in the table represents the stock-based compensation expense recorded by us in 2007 for all outstanding stock options held by the named executive officer measured using the Black-Scholes option pricing model at the grant date based on the fair value of the option award. The stock-based compensation expense associated with each option award is recognized on graded vesting method over the requisite service period, net of estimated forfeitures. In calculating the stock-based compensation expense disclosed in the table, we used the assumptions described in Note 2 and Note 12 of the Financial Statements included as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(4)	Bonus amounts for performance during the fiscal year ended September 30, 2007 were approved by the Board of Directors and paid in November 2007.

(5)	Represents our contributions to executive officer 401(k) accounts.

(6)	Represents relocation benefits.

Grants of Plan-Based Awards

The following table shows information regarding grants of plan-based equity awards during the fiscal year ended September 30, 2007 held by the executive officers named in the Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS

All Other Option
Awards: Number of
		Date Board of	Securities	Exercise Price of	Grant Date Fair
		Directors Approved	Underlying	Option Awards	Value of Option
Name	Grant Date	Grant	Options (#)	($/Share)	Awards

William J. Smutny	11/1/06	10/25/06	70,000	$6.18	$260,563
Vice President, Sales and Marketing

Fiscal Year 2007 Equity Awards

The stock option award disclosed in the Grants of Plan-Based Awards table was issued under our Amended and Restated 2001 Stock Incentive Plan and was granted with an exercise price per share equal to the fair market value of our common stock on the date of the grant. Mr. Smutny’s options vest in equal installments on the first, second and third anniversaries of the grant date of the option. Mr. Gould was awarded options outside of the Plan and therefore such options were not included in the Grants of Plan-Based Awards table.

Employment Arrangements

Susan L.N. Vogt, President and Chief Executive Officer

On July 14, 2006, the Company entered into an employment agreement with Susan L.N. Vogt pursuant to which Ms. Vogt would serve as the Company’s President and Chief Executive Officer. The employment agreement provides for an initial three-year term expiring on the third anniversary of the effective date of the agreement. The term will be automatically extended for an additional one-year period on that date (and on each subsequent anniversary of the effective date of the agreement) unless either party gives written notice of its intent not to extend the term. The agreement provides for an annual base salary of $350,000 and an annual incentive bonus opportunity based on the achievement of performance objectives to be established by the Board (or the Compensation Committee). Ms. Vogt’s target incentive bonus amount will be not less than 75% of her base salary. Ms. Vogt is entitled to at least four weeks vacation per year and to participate in the Company’s other benefit plans on terms consistent with those applicable to the Company’s employees generally. The Company would also reimburse Ms. Vogt up to $175,000 for costs and expenses associated with relocating to the area in which its principal offices are located. As a condition of employment, Ms. Vogt has entered into a non-competition agreement pursuant to which she has agreed to not compete with SeraCare or to solicit customers or employees of SeraCare for a period of one year after the termination of her employment.

If Ms. Vogt’s employment with the Company is terminated by the Company without Cause or by Ms. Vogt for Good Reason (as such terms are defined in the employment agreement), subject to Ms. Vogt’s delivery of a release of claims in favor of the Company, Ms. Vogt will be entitled to a severance benefit equal to (i) one times her base salary at the annualized rate in effect on her severance date, (ii) a pro-rated amount of her incentive bonus for the year in which her severance date occurs, (iii) the cost of COBRA premiums for continued medical insurance coverage for Ms. Vogt and her dependents until the first anniversary of her severance date (or, earlier, under the circumstances set forth in her employment agreement), (iv) immediately prior to her severance date, full vesting of all stock options granted to Ms. Vogt and (v) reimbursement, in an amount not to exceed $50,000, for executive outplacement services, if any, received by Ms. Vogt. In the event Ms. Vogt is terminated by the Company without Cause or Ms. Vogt terminates her employment for Good Reason in connection with or following a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”), Ms. Vogt shall receive the severance benefits outlined above except that the amount paid pursuant to clause (i) above would be equal to one and one-half times her base salary at the annual rate in effect on her severance date and the amount otherwise payable pursuant to clause (ii) above would be increased by one and one-half times Ms. Vogt’s target incentive bonus for the year in which the severance occurs. The severance benefits determined pursuant to clauses (i) and (ii) above would be paid by the Company in a single lump sum not later than 30 days after Ms. Vogt’s severance. Ms. Vogt may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

If the Company provides notice of its election not to renew the term of Ms. Vogt’s employment agreement, Ms. Vogt will be entitled to the severance benefits described in the preceding paragraph commencing upon the expiration of the term of the employment agreement.

Gregory A. Gould, Chief Financial Officer

On August 16, 2006, the Company entered into an employment agreement with Gregory A. Gould pursuant to which Mr. Gould would serve as the Company’s Chief Financial Officer. The employment agreement provides for an initial three-year term expiring on the third anniversary of the effective date of the agreement. The term will be automatically extended for an additional one-year period on that date (and on each subsequent anniversary of the effective date of the agreement) unless either party gives written notice of its intent not to extend the term. The employment agreement provides for an annual base salary of $250,000 and an annual incentive bonus opportunity based on the achievement of performance objectives to be established by the Board (or the Compensation Committee). Mr. Gould’s target incentive bonus amount will be not less than 75% of his base salary. Mr. Gould is entitled to at least four weeks vacation per year and to participate in the Company’s other benefit plans on terms consistent with those applicable to the Company’s employees generally. The Company will pay or reimburse Mr. Gould up to $175,000, including tax gross up, for costs and expenses associated with relocating his permanent residence to the area in which the Company’s principal offices are located. As of September 30, 2007, Mr. Gould has received $134,165 in connection with such relocation costs and expenses. Mr. Gould was also entitled to a $15,000 signing bonus, which he received in October 2006. As a condition of employment, Mr. Gould has entered into a non-competition agreement pursuant to which he has agreed to not compete with SeraCare or to solicit customers or employees of SeraCare for a period of one year after the termination of his employment.

If Mr. Gould’s employment with the Company is terminated by the Company without Cause or by Mr. Gould for Good Reason (as such terms are defined in the employment agreement), subject to Mr. Gould’s delivery of a release of claims in favor of the Company, Mr. Gould will be entitled to a severance benefit equal to (i) one times his base salary at the annualized rate in effect on his severance date, (ii) a pro-rated amount of his incentive bonus for the year in which his severance date occurs, (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Gould and his dependents until the first anniversary of his severance date (or, earlier, under the circumstances set forth in the employment agreement), (iv) immediately prior to his severance date, full vesting of all stock options granted to Mr. Gould and reimbursement, in an amount not to exceed $36,000, for executive outplacement services, if any, received by Mr. Gould. In the event Mr. Gould is terminated by the Company without Cause or Mr. Gould terminates his employment for Good Reason in connection with or following a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”), Mr. Gould shall receive the severance benefits outlined above except that the amount paid pursuant to clause (i) above would be equal to one and one-half times his base salary at the annual rate in effect on his severance date and the amount otherwise payable pursuant to clause (ii) above would be increased by one and one-half times Mr. Gould’s target incentive bonus for the year in which the severance occurs. The severance benefits determined pursuant to clauses (i) and (ii) above would be paid by the Company in a single lump sum not later than thirty (30) days after Mr. Gould’s severance. Mr. Gould may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

If the Company provides notice of its election not to renew the term of Mr. Gould’s employment agreement, Mr. Gould will be entitled to the severance benefits described in the preceding paragraph commencing upon the expiration of the term of the employment agreement.

Ronald R. Dilling, Vice President, Manufacturing Operations

On January 13, 2006, the Company entered into an employment agreement with Ronald R. Dilling pursuant to which Mr. Dilling would serve as the Company’s Vice President in charge of cell culture and bulk processing. The employment agreement provides for an initial one-year term expiring on the first anniversary of the effective date of the agreement. The term was automatically extended for an additional one-year period on January 13, 2007. The employment agreement provides for an annual base salary of $185,000 and an annual incentive bonus opportunity based on the achievement of performance objectives to be established by the Board (or the Compensation Committee). Within 30 days of Mr. Dilling’s employment with the Company, he received a signing bonus, contingent upon two years of employment. If Mr. Dilling’s employment is terminated prior to the second anniversary of the agreement, a portion of the $40,000 payment must be repaid to the Company. Mr. Dilling is entitled to at least four weeks vacation per year and to participate in the Company’s other benefit plans on terms consistent with those applicable to the Company’s employees generally. Pursuant to the agreement, Mr. Dilling received an option to purchase 40,000 shares of the Company’s common stock at an exercise price of $9.24. These options were subsequently repriced to $5.45 in May 2006. The option annually vests over a three-year period. As a condition of employment. Mr. Dilling has agreed not to solicit customers or some employees of SeraCare for a period of two years after the termination of his employment.

If Mr. Dilling’s employment with the Company is terminated by the Company without Cause (as such term is defined in the employment agreement), Mr. Dilling will be entitled to a severance benefit equal to the lesser of (i) six months base salary and (ii) the remaining monthly base salary through the end of the term of the agreement.

Katheryn E. Shea, Vice President, BioServices Operations

Katheryn E. Shea has an oral agreement with the Company pursuant to which Ms. Shea serves as the Company’s Vice President, BioServices Operations. Her base salary earned for fiscal 2007 is $161,705 and she is eligible for an annual incentive bonus based on the achievement of performance objectives to be established by the Board (or Compensation Committee). Ms. Shea is an at-will employee and therefore is not entitled to receive any severance payments upon termination or upon a change in control of the Company.

William J. Smutny, Vice President, Sales and Marketing

William J. Smutny has an oral agreement with the Company pursuant to which Mr. Smutny serves as the Company’s Vice President, Sales and Marketing. His base salary earned for fiscal 2007 is $169,346 and he is eligible for an annual incentive bonus based on the achievement of performance objectives to be established by the Board (or Compensation Committee). Mr. Smutny is an at-will employee and therefore is not entitled to receive any severance payments upon termination or upon a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on September 30, 2007 to each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

	Number of
	Securities Underlying
	Unexercised Options (#)			Option Exercise		Option Expiration
Name	Exercisable	Unexercisable		Price ($)		Date

Susan L.N. Vogt	150,000	300,000	(1)	$6.00		8/25/2016
President and Chief Executive Officer
Gregory A. Gould	—	250,000	(2)	$5.80		10/3/2016
Chief Financial Officer
Ronald R. Dilling	13,333	26,667	(3)	$5.45	(5)	2/7/2011
Vice President, Manufacturing Operations
Katheryn E. Shea	6,000	—		$5.45	(5)	1/31/2010
Vice President, BioServices Operations	10,000	—		$5.45	(5)	9/19/2008

William J. Smutny	—	70,000	(4)	$6.18		11/1/2011
Vice President, Sales and Marketing

(1)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of August 25, 2006.

(2)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of October 3, 2006.

(3)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of February 8, 2006.

(4)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 1, 2006.

(5)	On May 8, 2006, the Compensation Committee approved a repricing of all outstanding options previously granted to employees. Such repricing was contingent upon approval by the Bankruptcy Court. Mr. Dilling’s shares were originally priced at $9.24/share. Ms. Shea’s grant of 6,000 options was originally priced at $13.02/share and her grant of 10,000 options was originally priced at $17.85/share.

Options Exercised and Stock Vested

None of our executive officers named in the Summary Compensation Table exercised any stock options during the fiscal year ended September 30, 2007.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Defined Contribution Plan

We do not have any non-qualified defined contribution plans.

Potential Payments Upon Termination or Change in Control

We have entered into agreements and maintain a stock incentive plan that may require us to make payments and provide benefits to some of the executive officers named in the Summary Compensation Table in the event of a termination of employment or a change in control. See “Employment Arrangements” above for a description of the severance and change in control arrangements for Ms. Vogt, Mr. Gould and Mr. Dilling. Each of Ms. Vogt and Mr. Gould will only be eligible to receive severance payments if each officer signs a general release of claims. In addition, if Ms. Vogt or Mr. Gould materially breach any of his or her obligations under his or her confidentiality agreement or non-competition agreement at any time, he or she will no longer be entitled to severance payments. The term of each of Ms. Vogt’s and Mr. Gould’s confidentiality agreement and non-competition agreement is the term of the executive’s employment plus a period of one year thereafter. Each of Ms. Vogt’s and Mr. Gould’s confidentiality and non-competition agreements may be waived by a written instrument signed by the party waiving compliance.

The tables below summarize the potential payments to each of Ms. Vogt, Mr. Gould and Mr. Dilling assuming that the executive officer is terminated not for Cause, resigns for Good Reason or upon the consummation of a Change in Control Event (as each term is defined in the respective employment agreements). The tables assume that the event occurred on September 30, 2007, the last day of our fiscal year. The closing price of the Company’s stock on the Pink Sheets as of September 30, 2007 was $5.75.

Under Ms. Vogt’s and Mr. Gould’s employment agreements, a Change in Control Event is defined as the consummation of a merger, consolidation, or other reorganization, with or into, or the sale of all or substantially all of the Company business or assets as an entirety to, one or more entities that are not Subsidiaries (a “Business Combination”), unless as a result of the Business Combination at least 50% of the outstanding securities voting generally in the election of directors of the surviving or resulting entity or a parent thereof (the “Successor Entity”) immediately after the reorganization are, or will be, owned, directly or indirectly, in substantially the same proportions, by shareholders of the Company immediately before the Business Combination.

Susan L.N. Vogt, President and Chief Executive Officer

			Termination Not for
			Cause or Resignation
			for Good Reason in
	Termination Not for		Connection With or
	Cause or Resignation		Following a Change
	for Good Reason		in Control Event

Base salary	$350,000	(3)	$525,000	(8)
Bonus	$262,500	(4)	$393,750	(9)
Benefits	$16,867	(5)	$16,867	(5)
Number of Stock Options	450,000	(6)	450,000	(6)
Value Upon Termination(1)	$—		$—
Excise Tax Gross Up(2)	$—		$—
Other Benefits	$50,000	(7)	$50,000	(7)
Total	$679,367		$985,617

(1)	Assuming the options do not continue following a Change in Control Event, the options would have no value upon termination as the fair market value of the Company’s common stock was $5.75 as of September 30, 2007 and the exercise price of Ms. Vogt’s option is $6.00.

(2)	For purposes of these computations, we have assumed that regular salary and bonus under Ms. Vogt’s employment agreement are not included as contingent upon a change in control event even though paid pursuant to agreements entered into by the Company within one year of September 30, 2007.

(3)	Last monthly base salary prior to the termination for a period of 12 months following the date of termination.

(4)	Amount of pro-rated target incentive bonus for the period from October 1, 2006 to September 30, 2007. Pursuant to Ms. Vogt’s employment agreement, the incentive bonus shall be equal to least 75% of Ms. Vogt’s base salary.

(5)	Payment of premium cost of participation in our health and/or dental insurance plans for 12 months.

(6)	All options held by Ms. Vogt will become fully vested in the event of termination by us not for Cause, termination by Ms. Vogt for Good Reason or involuntary termination in connection with or following a Change in Control Event.

(7)	Reimbursement of up to $50,000 for executive outplacement services.

(8)	Last monthly base salary prior to the termination for a period of 18 months following the date of termination.

(9)	Amount of pro-rated target incentive bonus for the period from October 1, 2006 to September 30, 2007 multiplied by 1.5.

Gregory A. Gould, Chief Financial Officer

			Termination Not for
			Cause or Resignation
			for Good Reason in
	Termination Not for		Connection With or
	Cause or Resignation		Following a Change
	for Good Reason		in Control Event

Base salary	$250,000	(3)	$375,000	(8)
Bonus	$187,500	(4)	$281,250	(9)
Benefits	$16,867	(5)	$16,867	(5)
Number of Stock Options	250,000	(6)	250,000	(6)
Value Upon Termination(1)	$—		$—
Excise Tax Gross Up(2)	$—		$—
Other Benefits	$36,000	(7)	$36,000	(7)
Total	$490,367		$709,117

(1)	Assuming the options do not continue following a Change in Control Event, the options would have no value upon termination as the fair market value of the Company’s common stock was $5.75 as of September 30, 2007 and the exercise price of Mr. Gould’s option is $5.80.

(2)	For purposes of these computations, we have assumed that regular salary and bonus under Mr. Gould’s employment agreement are not included as contingent upon a change in control event even though paid pursuant to agreements entered into by the Company within one year of September 30, 2007.

(3)	Last monthly base salary prior to the termination for a period of 12 months following the date of termination.

(4)	Amount of pro-rated target incentive bonus for the period from October 1, 2006 to September 30, 2007. Pursuant to Mr. Gould’s employment agreement, the incentive bonus shall be equal to at least 75% of Mr. Gould’s base salary.

(5)	Payment of premium cost of participation in our health and/or dental insurance plans for 12 months.

(6)	All options held by Mr. Gould will become fully vested in the event of termination by us not for Cause, termination by Mr. Gould for Good Reason or involuntary termination in connection with or following a Change in Control Event.

(7)	Reimbursement of up to $36,000 for executive outplacement services.

(8)	Last monthly base salary prior to the termination for a period of 18 months following the date of termination.

(9)	Amount of pro-rated target incentive bonus for the period from October 1, 2006 to September 30, 2007 multiplied by 1.5.

Ronald R. Dilling, Vice President, Manufacturing Operations

	Termination Not for Cause

Base salary	$56,594	(1)
Total	$56,594

(1)	Last monthly base salary prior to the termination for a period of three months and 14 days (represents the period from September 30, 2007 until January 13, 2008 (the termination date of Mr. Dilling’s employment agreement)).

Stock Option Plan

Our Amended and Restated 2001 Stock Incentive Plan (the “Plan”) was initially approved and adopted in September 2001. The Plan was amended and restated, most recently on May 18, 2007.

The Plan provides for the grant of so-called incentive stock options (“ISOs”) intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, non-ISO stock options, restricted stock, stock units, stock bonuses, dividend equivalents, deferred payment rights and other awards. Employees, officers, non-employee directors, consultants and advisors of the Company are eligible to participate in the Plan. A maximum of 1,800,000 shares of common stock (subject to adjustments in the event of stock splits and other similar events) were authorized for issuance under our Plan. As of September 30, 2007, 211,494 shares have been issued upon the exercise of options, 741,500 shares are subject to outstanding stock options and 847,008 shares are available for issuance pursuant to future grants under the Plan. The Plan limits to 1,000,000 the number of shares that may be delivered pursuant to incentive stock options. Under the Plan, no participant may receive any award for more than 150,000 shares in any calendar year.

The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine eligibility for and to grant awards, determine the terms and form of awards, to construe and interpret the Plan and related agreements, to modify awards, and generally to take all actions that are necessary or advisable to administer the Plan and effectuate its purposes. The Board of Directors’ approval or ratification is required for material amendments to options automatically granted to non-employee directors.

The Compensation Committee may amend the Plan or an outstanding award at any time, although shareholder approval is required to make effective certain amendments that implicate Sections 162(m), 422 and 424 of the Code. The terms of an outstanding award may not be altered in a way adverse to the participant without the participant’s consent. The Company also may at any time terminate the Plan as to any future grants of awards. Unless earlier terminated, the Plan will terminate on September 24, 2011, but previously granted awards may continue in accordance with their terms.

The exercise price of stock options granted under the Plan cannot be less than the fair market value of the underlying common stock on the date of grant. When exercisable, a stock option may be exercised by tendering the exercise price in cash or by check or by certain other means if authorized by the Compensation Committee or the Company. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Stock options granted under the Plan ordinarily expire at termination of employment if not vested and unless termination is for cause continue to be exercisable for up to three months (12 months in the case of termination by reason of death, disability or retirement as defined) to the extent vested. Notwithstanding the foregoing, if a non-employee’s director’s service on the Board of Directors terminates, any options held may be exercised for a period of six months after the date of termination or until the expiration of the stated term of such option, whichever first occurs.

The Plan also provides for outright grants or sales of stock, including stock subject to forfeiture restrictions (restricted stock) and grants of stock units. Stock units, which may be subject to vesting restrictions, provide for payment to the participant of common stock or cash, based upon the value of the common stock, upon satisfaction of the terms of the award or on a deferred basis thereafter.

In connection with any reclassification, recapitalization, stock split (including a stock split in the form of a stock dividend) or reverse stock split, merger, combination, consolidation, or other reorganization, spin-off, split-up or similar extraordinary dividend distribution in respect of the common stock, any exchange of common stock, or any similar, unusual or extraordinary corporate transaction in respect of the common stock, or a sale of all or substantially all of the common stock or of the assets of the Company, the Compensation Committee, to the extent (if any) it deems it appropriate and equitable under the circumstances to do so, will make adjustments to the Plan and outstanding awards, including maximum share limits, and will provide for cash payments or for the assumption, substitution or exchange of awards, Options and other rights to acquire common stock that are outstanding immediately prior to a dissolution, acquisition or change in control event (as defined in the Plan), of the Company will terminate, subject to any provision by the Compensation Committee for their survival, substitution, assumption, exchange or other settlement.

In anticipation of a change in control event (as defined in the Plan), the Compensation Committee may accelerate the vesting and exercisability, as applicable, of any or all outstanding awards to any date within 30 days prior to or concurrent with the occurrence of the change in control event, shorten the term of outstanding awards to the date of the occurrence of such change in control event or cancel any outstanding awards and pay to the holders thereof, in cash or shares of common stock, the value of such awards based upon the price per share of common stock received or to be received by other stockholders of the Company in the change in control event.

Option Agreements

In conjunction with the execution of each of Ms. Vogt’s and Mr. Gould’s employment agreements, each of Ms. Vogt and Mr. Gould was granted a nonqualified stock option to purchase 450,000 shares and 250,000 shares, respectively, of the Company’s common stock. These options were not granted pursuant to the Plan. The terms and conditions provide for vesting upon termination without Cause, Good Reason or upon the occurrence of a Change in Control Event (as such terms are defined in the respective employment agreements). Upon termination without Cause or for Good Reason, the then-outstanding and otherwise unvested portion of each option shall become fully vested and shall be exercisable for a period of 12 months following the date of termination. Each of the options may be terminated upon a breach of the non-competition agreement entered into in connection with each of Ms. Vogt’s and Mr. Gould’s employment agreements. Upon or prior to the occurrence of a Change in Control Event, the then-outstanding and otherwise unvested portion of each option shall become fully vested.

We have also entered into option agreements with Mr. Dilling, Mr. Smutny and Ms. Shea for the options represented in the Outstanding Equity Awards at Fiscal Year End table. The terms and conditions for each of these options provides that the options, if not previously exercised, shall terminate upon (1) the executive’s termination of employment or (2) the termination of the option as provided under the Plan.

Director Compensation

Each of our current non-employee directors receives compensation from us for his or her services as a member of our Board of Directors and its committees. In fiscal 2007, our non-employee directors received the following compensation for service as directors:

	Cash	Option
	Compensation	Awards(6)		Total
Name(1)	($)	($)		($)

Eugene I. Davis(2)	$23,000	$129,651	(7)	$152,651
Samuel D. Anderson(3)	$17,000	$64,826	(8)	$81,826
Sarah L. Murphy(4)	$19,000	$75,630	(9)	$94,630
Jill Tillman(5)	$22,500	$75,630	(10)	$98,130

(1)	Our directors prior to May 17, 2007 did not receive any compensation in fiscal 2007, nor did the Company recognize any expense related to option awards for such former directors in fiscal 2007.

(2)	As of September 30, 2007, the last day of our fiscal year, there are options for the purchase of 30,000 shares of common stock, all of which have vested, issued to Eugene I. Davis.

(3)	As of September 30, 2007, the last day of our fiscal year, there are options for the purchase of 55,000 shares of common stock, all of which have vested, issued to Samuel D. Anderson. Samuel D. Anderson participated in the rights offering in May 2007 conducted as part of the Company’s emergence from bankruptcy and received 226,310 shares of common stock.

(4)	As of September 30, 2007, the last day of our fiscal year, there are options for the purchase of 17,500 shares of common stock, all of which have vested, issued to Sarah L. Murphy.

(5)	As of September 30, 2007, the last day of our fiscal year, there are options for the purchase of 17,500 shares of common stock, all of which have vested, issued to Jill Tillman. Jill Tillman participated in the rights offering in May 2007 conducted as part of the Company’s emergence from bankruptcy and received 446 shares of common stock.

(6)	The “Option Awards” value set forth in the table represents the stock-based compensation expense recorded by us in 2007 for all outstanding stock options held by the named executive officer measured using the Black-Scholes option pricing model at the grant date based on the fair value of the option award. The stock-based compensation expense associated with each option award is recognized on graded vesting method over the requisite service period, net of estimated forfeitures. In calculating the stock-based compensation expense disclosed in the table, we used the assumptions described in Note 2 and Note 12 of the Financial Statements included as part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(7)	Represents the compensation expense in fiscal year 2007 in connection with an option grant to purchase 30,000 shares of common stock on May 18, 2007 at an original exercise price of $7.50.

(8)	Represents the compensation expense in fiscal year 2007 in connection with an option grant to purchase 15,000 shares of common stock on May 18, 2007 at an original exercise price of $7.50.

(9)	Represents the compensation expense in fiscal year 2007 in connection with an option grant to purchase 17,500 shares of common stock on May 18, 2007 at an original exercise price of $7.50.

(10)	Represents the compensation expense in fiscal year 2007 in connection with an option grant to purchase 17,500 shares of common stock on May 18, 2007 at an original exercise price of $7.50.

The components of the director compensation set forth in the above table are comprised as follows:

Cash Compensation

Effective October 1, 2007 pursuant to the 2008 Director Compensation Plan, each non-employee director will receive an annual cash retainer of $10,000, with our Chairman receiving an additional $10,000. Directors will also receive an additional retainer for serving on the standing committees of the Board of Directors. The annual retainers will be paid in quarterly installments in advance. The annual retainers for participation on a committee are as follows: $7,500, $5,000 and $5,000, respectively, for the chairs of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee; and $5,000, $2,500 and $2,500, respectively, for the non-chair members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Directors are entitled to receive $2,000 for each meeting attended in person and $500 for each meeting attended telephonically. In addition, all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will receive a cash fee of $2,000 for each committee meeting attended in person and $500 for each meeting attended telephonically, provided the meeting is not in conjunction with another compensated Board meeting.

Stock Awards and Options

On May 18, 2007, each non-employee director (other than the Chairman of the Board) was granted an option to purchase 15,000 shares of the Company’s common stock. The Chairman of the Board was granted an option to purchase 25,000 shares of the Company’s common stock. Each member of the Audit Committee (other than the Chairman of the Audit Committee) was also awarded an option to purchase 2,500 shares of the

Company’s common stock while the Chairman of such committee was granted an option to purchase 5,000 shares. Each option was awarded pursuant to the Plan. All options were fully vested and exercisable and had an exercise price equal to $7.50 per share. The options expire on the earlier of the five-year anniversary of the grant date or 90 days following the date the director departs from the Board.

Effective October 1, 2007 pursuant to the 2008 Director Compensation Plan, all non-employee directors will receive an annual retainer of $10,000 worth of shares of the Company’s common stock. The Company will pay the retainer in quarterly installments in advance, valuing the shares based on the closing price on the first business day of each quarter. Each non-employee director will receive a five-year option to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the grant, November 14, 2007. Each option will vest quarterly over a period of 12 months. The Chairman of the Board will receive an additional option grant of 10,000 shares subject to the same vesting period and conditions.

Reimbursement of Expenses

We also reimburse all of our non-employee directors for expenses incurred in attending meetings of the Board of Directors and its committees. The amounts set forth in the table do not include reimbursement of expenses.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of Jill Tillman (Chair), Samuel D. Anderson and Sarah L. Murphy. No member of our Compensation Committee has at any time been an officer or an employee of ours. None of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Indemnification of Officers and Directors

We indemnify our directors and officers to the fullest extent permitted by law for their acts and omissions in their capacity as a director or officer of SeraCare, so that they will serve free from undue concerns for liability for actions taken on behalf of the Company. This indemnification is required under our Certificate of Incorporation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of January 4, 2008 with respect to the beneficial ownership of our common stock, (i) by each person known to us to own beneficially more than five percent of our common stock, (ii) by each executive officer and each current director, and (iii) by all officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of January 4, 2008, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 18,559,612 shares of common stock outstanding on January 4, 2008.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o SeraCare Life Sciences, Inc., 37 Birch Street, Milford, Massachusetts 01757.

		Percentage of
	Number of Shares	Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or Greater Stockholders
Funds managed by Harbinger(1)	4,321,372	23.3%
Ashford Capital Management, Inc.(2)	2,271,298	12.2%
Funds managed by Black Horse Capital(3)	1,517,367	8.2%
Named Executive Officers and Directors
Susan L.N. Vogt(4)	150,000	*
Gregory A. Gould(5)	83,333	*
Ronald R. Dilling(6)	26,666	*
Katheryn E. Shea(7)	16,485	*
William J. Smutny(8)	23,333	*
Eugene I. Davis(9)	36,666	*
Samuel D. Anderson(10)	285,476	1.5%
Sarah L. Murphy(11)	21,666	*
Jill Tillman(12)	23,612	*
All current executive officers and directors as a group (9 persons)(13)	667,237	3.5%

*	Indicates beneficial ownership of less than one percent.

(1)	The address for Harbinger Capital Partners Master Fund I, Ltd. is c/o International Fund Services (Ireland) Limited, Third Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland. The address for Harbinger Capital Partners Special Situations Fund, L.P. is 555 Madison Avenue, 16th Floor, New York, New York, 10022. According to a Schedule 13D/A filed by Harbinger on May 17, 2007, Harbinger Capital Partners Master Fund I Ltd. has the shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 3,670,843 shares and Harbinger Capital Partners Special Situations Fund L.P. has the shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 650,529 shares.

(2)	The address for Ashford Capital Management, Inc. is P.O. Box 4172, Wilmington, DE 19807. According to a Schedule 13F filed with the SEC by Ashford Capital Management, Inc. on November 15, 2007, 2,271,298 shares of common stock are held of record by clients of Ashford Capital Management, Inc. (“Ashford”), and Ashford, in its capacity as investment advisor, may be deemed to have beneficial ownership of all the shares.

(3)	The address for Black Horse Capital LP and Black Horse Capital (QP) LP is 338 Sharon Amity Rd., #202, Charlotte, NC 28211 and the address for Black Horse Capital Offshore Ltd. is c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. According to a Schedule 13D/A filed by Black Horse Capital on May 17, 2007, Black Horse Capital LP has the shared power to vote or direct the vote of 981,578 shares beneficially owned by such fund, Black Horse Capital (QP) LP has the shared power to vote or direct the vote of 299,474 shares beneficially owned by such fund and Black Horse Capital Offshore Ltd. has the shared power to vote or direct the vote of 236,315 shares beneficially owned by such fund.

(4)	Consists of 150,000 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(5)	Consists of 83,333 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(6)	Consists of 26,666 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(7)	Consists of 485 shares of common stock and 16,000 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(8)	Consists of 23,333 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(9)	Consists of 416 shares of common stock and 36,250 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(10)	Consists of 226,726 shares of common stock and 58,750 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(11)	Consists of 416 shares of common stock and 21,250 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(12)	Consists of 2,362 shares of common stock and 21,250 shares of common stock underlying options exercisable within 60 days of January 4, 2008.

(13)	See footnotes 4-12 above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following is a description of the transactions we have engaged in since October 1, 2006 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

•	Harbinger, a greater than 5% beneficial owner of the Company, has appointed two directors to the Company’s Board of Directors pursuant to the Plan of Reorganization approved by the Bankruptcy Court.

•	Black Horse Capital, a greater than 5% beneficial owner of the Company, has appointed one director to the Company’s Board of Directors pursuant to the Plan of Reorganization approved by the Bankruptcy Court.

•	Barry D. Plost and Bernard L. Kasten, two former directors, were parties to the subordinated note agreement between the Company and other note holders. The debt was paid in full with the proceeds of a rights offering which was held in May 2007 and the agreement has been terminated.

Executive Compensation

We have entered into employment agreements with our executive officers. For a detailed description of these employment agreements, see “Executive Compensation-Employment Arrangements.” We have also entered into option agreements with each of our executive officers. For a detailed description of these agreements, see “Executive Compensation-Option Agreements.” Please see “Executive Compensation-Summary Compensation Table” for additional information regarding compensation of our executive officers.

Director Compensation

Please see “Executive Compensation-Director Compensation” for a discussion of options granted and payments made to our non-employee directors.

Review and Approval of Related Party Transactions

The charter of the Audit Committee of our Board of Directors requires it to review and approve all related person transactions. We have not adopted any specific policies and procedures with respect to the Audit Committee’s review and approval of such transactions. The Audit Committee will review and consider related person transactions on an ad hoc basis and factor all relevant facts and circumstances into its decision of whether or not to approve such transactions.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with SeraCare, either directly or indirectly. Based on this review, the Board of Directors has determined that the following directors are “independent directors” as that term is defined in NASDAQ Rule 4200(a)(15): Eugene I. Davis, Samuel D. Anderson, Sarah L. Murphy and Jill Tillman.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees and Services

The following table sets forth the fees accrued by the Company for services by its independent registered public accounting firm, Mayer Hoffman McCann P.C., during fiscal years 2007 and 2006.

	2007	2006

Audit Fees(1)	$300,000	$331,176
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	—	66,000

Total	$300,000	$397,176

(1)	The 2007 and 2006 audit fees relate to professional services performed for the audit of the Company’s annual financial statements.

(2)	The 2006 other fees are for services related to the events leading up to the Company’s bankruptcy and related investigations by the Securities and Exchange Commission and the Department of Justice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. In 2006 and 2007, 100% of the audit and other fees were approved by the Audit Committee.

AUDIT COMMITTEE REPORT

The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the accounting and financial reporting processes of the Company, and has general responsibility for oversight and review of the accounting and financial reporting practices, internal controls and accounting and audit activities of the Company. The Audit Committee acts pursuant to a written charter. The Audit Committee Charter was adopted by the Board of Directors on May 18, 2007. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, the financial reporting process, accounting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Company’s auditors are responsible for performing an independent audit of the financial statements in accordance with auditing standards generally accepted in the United States of

America and issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. During the fiscal year the Audit Committee met and held discussions with management and the independent auditors. The meetings were conducted so as to encourage communication among the members of the Audit Committee, management and the independent auditors. The Audit Committee discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, “Communications with Audit Committees.” The Audit Committee reviewed and discussed the audited financial statements of SeraCare Life Sciences, Inc. as of and for the year ended September 30, 2007 with management and the independent auditors, and the Board of Directors including the Audit Committee received an opinion of Mayer Hoffman McCann P.C. (“MHM”) as to the conformity of such audited financial statements with generally accepted accounting principles.

The Audit Committee discussed with the independent auditors the overall scope and plans for the audit. The Audit Committee met regularly with the independent auditors, with and without management present, to discuss the results of their examination, the evaluation of SeraCare’s internal controls and the overall quality of SeraCare’s accounting procedures.

In addition, the Audit Committee obtained from MHM written documentation describing all relationships between MHM and SeraCare that might bear on MHM’s independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Audit Committee discussed with MHM any relationships that may have an impact on its objectivity and independence and satisfied itself as to MHM’s independence.

Based on the above-mentioned review and discussions with management and MHM, and subject to the limitations on our role and responsibility described above and in the Audit Committee Charter, the Audit Committee recommended to the Board of Directors that SeraCare’s audited financial statements be included in SeraCare’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Eugene I. Davis (Chair)
Sarah L. Murphy
Jill Tillman

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

2.1		Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2		First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3		Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4		Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1		Certificate of Incorporation.	8-A	5/17/07	3.1
3.2		Amended and Restated Bylaws.	8-A	5/17/07	3.2
3.3		Certificate of Merger, dated May 17, 2007, filed with Delaware Secretary of State.	8-K	5/17/07	3.1
4.1		Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10	.1.1	Employment Agreement, dated July 14, 2006, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.	8-K	5/17/07	10.1
10	.1.2	Employment Agreement, dated August 16, 2006, between SeraCare Life Sciences, Inc. and Gregory A. Gould.	8-K/A	5/18/07	10.2
10	.1.3	Employment Agreement, dated January 13, 2006, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.				X
10	.2.1	2001 Stock Incentive Plan (Amended and Restated As of May 18, 2007).	8-K	5/21/07	99.1
10	.2.2	Form of Nonqualified Stock Option Agreement.	8-K	5/21/07	99.2
10	.2.3	Form of Incentive Stock Option Agreement.	8-K	5/21/07	99.3
10.3		SeraCare Life Sciences, Inc. Fiscal 2008 Director Compensation Plan.				X
10.4		SeraCare Life Sciences, Inc. Management Incentive Plan.				X
10.5		Award/Contract, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6		Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infections Diseases, National Institute of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7		Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8		Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.				X
10	.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.				X
10	.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.				X

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10	.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.				X
10	.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.				X
10.9		Credit and Security Agreement, dated as of June 4, 2007, between SeraCare Life Sciences, Inc. and Merrill Lynch Capital as a lender and the Administrative Agent, excluding the annexes, exhibits, riders and schedules thereto.	8-K	6/11/07	10.1
10.10		Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3
10.11		Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12		Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13		Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14		Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15		$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8
10.16		Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
10.17		Joint Plan of Reorganization with the Ad Hoc Debtor Committee, dated November 10, 2006.	8-K	11/14/06	10.1
10.18		Plan Support Agreement between SeraCare Life Sciences, Inc. and the Ad Hoc Debtor Committee, dated November 10, 2006.	8-K	11/14/06	10.2
14.1		Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
31.1		Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X
31.2		Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X
32.1		Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt.				X
32.2		Sarbanes-Oxley Act Section 906 Certification of Gregory A. Gould.				X

Notes:

†	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. agreed to assume certain of the obligations of Boston Biomedica, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeraCare Life Sciences, Inc.

/s/ Susan L.N. Vogt
By: Susan L.N. Vogt

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Susan L.N. Vogt Susan L.N. Vogt	President and Chief Executive Officer Director	January 31, 2008

/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer, Treasurer and Secretary	January 31, 2008

/s/ Eugene I. Davis Eugene I. Davis	Chairman	January 31, 2008

/s/ Samuel D. Anderson Samuel D. Anderson	Director	January 31, 2008

/s/ Sarah L. Murphy Sarah L. Murphy	Director	January 31, 2008

/s/ Jill Tillman Jill Tillman	Director	January 31, 2008

SERACARE LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
January 24, 2008

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005

Revenue	$47,303,595	$49,175,857	$50,299,665
Cost of revenue	33,929,232	32,551,533	50,784,147

Gross profit (loss)	13,374,363	16,624,324	(484,482)
Research and development expense	566,634	496,064	409,324
Selling, general and administrative expenses	14,526,718	13,308,077	11,957,834
Impairment of intangible assets	5,220,000	—	—
Reorganization items	5,223,896	9,408,052	—

Operating loss	(12,162,885)	(6,587,869)	(12,851,640)
Interest expense	(697,787)	(2,114,248)	(1,762,890)
Interest expense to related parties	(312,862)	(492,917)	(490,000)
Other income (expense), net	194,062	286,361	(95,959)

Loss before income taxes	(12,979,472)	(8,908,673)	(15,200,489)
Income tax expense (benefit)	75,971	(30,878)	(513,728)

Net loss from continuing operations	(13,055,443)	(8,877,795)	(14,686,761)
Loss from discontinued operations, net of income tax	(109,438)	(15,400,107)	(6,410,147)

Net loss	$(13,164,881)	$(24,277,902)	$(21,096,908)

Loss per common share
Basic and diluted net loss per common share
Continuing operations	$(0.82)	$(0.64)	$(1.32)
Discontinued operations	(0.01)	(1.10)	(0.58)

Net loss	$(0.83)	$(1.74)	$(1.90)

Weighted average shares outstanding
Basic and diluted	15,876,236	13,986,413	11,099,841

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$9,523,950	$13,560,768
Accounts receivable, less allowance for doubtful accounts of $175,000 and $216,941 in 2007 and 2006, respectively	6,590,602	8,385,292
Taxes receivable	1,726,386	1,801,927
Inventory	7,316,515	5,737,836
Prepaid expenses and other current assets	333,305	1,797,908

Total current assets	25,490,758	31,283,731
Property and equipment, net	4,245,716	4,798,298
Assets held for sale	—	917,414
Goodwill	27,362,559	27,362,559
Other intangible assets	446,489	5,930,993
Other assets	894,223	815,302

Total assets	$58,439,745	$71,108,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,201,256	$1,543,322
Prepetition liabilities	198,612	9,108,613
Accrued expenses	2,818,700	2,263,508
Current portion of long-term debt	187,771	10,591,420

Total current liabilities	5,406,339	23,506,863
Long-term debt	2,111,368	2,218,297
Long-term notes payable to related parties	—	3,500,000
Other liabilities	397,544	317,122

Total liabilities	7,915,251	29,542,282

Commitments and contingencies
Stockholders’ equity
Preferred stock — 2007, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding; 2006, no par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock — 2007, $.001 par value, 35,000,000 shares authorized, 18,557,948 issued and outstanding; 2006, no par value, 25,000,000 shares authorized, 14,282,948 issued and outstanding	18,558	66,884,081
Additional paid-in capital	99,736,794	10,747,911
Retained earnings	(49,230,858)	(36,065,977)

Total stockholders’ equity	50,524,494	41,566,015

Total liabilities and stockholders’ equity	$58,439,745	$71,108,297

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		paid-in	earnings	Total
	Shares	Amount	capital	(deficit)	amount

Balance, September 30, 2004	9,757,336	$22,935,466	$13,519,422	$9,308,833	$45,763,721
Net loss	—	—	—	(21,096,908)	(21,096,908)
Exercise of warrants and options	284,828	717,271	—	—	717,271
Public offering of common stock	3,477,600	42,600,600	(3,749,753)	—	38,850,847
Stock-based compensation expense	—	—	183,000	—	183,000
Employee stock purchase plan	15,097	167,754	—	—	167,754

Balance, September 30, 2005	13,534,861	66,421,091	9,952,669	(11,788,075)	64,585,685
Net loss	—	—	—	(24,277,902)	(24,277,902)
Exercise of warrants and options	744,819	410,409	—	—	410,409
Stock-based compensation expense	—	—	795,242	—	795,242
Employee stock purchase plan	3,268	52,581	—	—	52,581

Balance, September 30, 2006	14,282,948	66,884,081	10,747,911	(36,065,977)	41,566,015
Net loss	—	—	—	(13,164,881)	(13,164,881)
Exercise of options	25,000	148,250	—	—	148,250
Change in par value due to Delaware corporation merger, par $.001	—	(67,018,023)	67,018,023	—	—
Rights Offering of common stock	4,250,000	4,250	20,183,250	—	20,187,500
Rights Offering of common stock, cost	—	—	(610,729)	—	(610,729)
Stock-based compensation expense	—	—	2,398,339	—	2,398,339

Balance, September 30, 2007	18,557,948	$18,558	$99,736,794	$(49,230,858)	$50,524,494

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(13,164,881)	$(24,277,902)	$(21,096,908)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,389,087	1,989,232	2,266,513
Amortization of deferred financing expenses	59,959	419,667	112,168
Bad debt expense	95,299	202,945	59,340
Write-down of inventory	699,139	802,111	17,767,344
Impairment of trade name	5,220,000	—	—
Impairment of goodwill	—	13,384,849	—
Loss on disposal of fixed assets	—	182,393	313,771
Gain on disposition of certain assets of Genomics Collaborative division	(791,661)	—	—
Deferred income tax provision, net	—	—	241,766
Stock-based compensation	2,398,339	795,242	183,000
(Increase) decrease from changes, net of effects from acquisitions:
Accounts receivable	1,684,391	1,524,951	2,127,915
Taxes receivable	75,541	(291,822)	(1,751,871)
Inventory	(2,277,818)	(2,907,649)	(454,477)
Prepaid expenses and other current assets	1,463,608	(1,279,175)	779,168
Other assets	105,747	(258,339)	135,674
Increase (decrease) from changes, net of effects from acquisitions:
Accounts payable	657,934	(3,599,570)	(1,942,042)
Accounts payable to related parties	—	—	583,984
Prepetition liabilities	(8,910,001)	6,824,963	—
Accrued expenses and other liabilities	640,684	317,880	(1,523,698)

Net cash (used in) operating activities	(10,654,633)	(6,170,224)	(2,198,353)

Cash flows from investing activities:
Purchases of property and equipment	(492,001)	(987,859)	(1,403,525)
Acquisition of certain assets of BioMedical Resources, Inc.	—	(290,463)	(794,339)
Acquisition of certain assets of Boston Biomedica, Inc.	—	—	(552,473)
Settlement of closing items related to Boston Biomedica, Inc.	—	—	1,412,192
Acquisition of certain assets of Celliance division	—	(3,588,796)	—
Acquisition of certain assets of Genomics Collaborative, Inc.	—	—	(65,503)
Proceeds from the disposition of certain assets of Genomics Collaborative division	2,000,000	—	—
Proceeds from the disposal of property and equipment	15,000	18,000	—

Net cash provided by (used in) investing activities	1,522,999	(4,849,118)	(1,403,648)

Cash flows from financing activities:
Repayments of long-term debt	(10,590,578)	(20,436,527)	(30,080,896)
Repayment of related party debt	(3,500,000)	—	—
Deferred financing expenses	(539,627)	—	(28,098)
Proceeds from long term debt	—	15,000,000	21,700,000
Funding received from capital lease	—	—	352,901
Funding received from Rights Offering, net of issue costs	19,576,771	—	—
Proceeds from issuance of common shares, net of issue costs	—	—	38,850,847
Proceeds from exercise of options, warrants and ESPP transactions	148,250	462,990	885,025

Net cash provided by (used in) financing activities	5,094,816	(4,973,537)	31,679,779

Net (decrease) increase in cash and cash equivalents	(4,036,818)	(15,992,879)	28,077,778
Cash and cash equivalents, beginning of year	13,560,768	29,553,647	1,475,869

Cash and cash equivalents, end of year	$9,523,950	$13,560,768	$29,553,647

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended September 30,
	2007	2006	2005

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$1,859,600	$1,773,180	$2,160,805
Federal income taxes	$18,763	$530,000	$1,308,000
State income taxes	$2,636	$40,912	$400,643
(b) Cash received for:
State income taxes	$20,169	$309,968	$—
(c) Non-cash items disclosure:
Earn out accrued relating to BioMedical Resources, Inc.	$—	$—	$90,463
Capital lease agreement	$80,000	$—	$—
(d) Acquisitions
Assets acquired:
Purchase of certain net assets of Celliance division
Inventory	$—	$781,945	$—
Prepaids	—	29,080	—
Property and equipment	—	517,788	—
Deposits	—	23,820	—
Goodwill (including $276,731 in transaction costs)	—	2,236,163	—

Total cash paid, including transaction costs	$—	$3,588,796	$—

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Background

(a)	Background and Organization

SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”), a Delaware corporation, serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. SeraCare’s operations are based in Milford, Massachusetts, with satellite manufacturing and offices in: West Bridgewater, Massachusetts; Frederick, Maryland; and Gaithersburg, Maryland. The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials and intermediates used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry.

SeraCare’s customer base is diverse and operates in a highly regulated environment. SeraCare has built its reputation on providing a comprehensive portfolio of products and services and operating state-of-the-art facilities that incorporate the industry’s highest quality standards. SeraCare’s customers include IVD manufacturers; hospital-based, independent and public health labs; blood banks; government and regulatory agencies; and organizations involved in the discovery, development and commercial production of human and animal therapeutics and vaccines, including pharmaceutical and biotechnology companies, veterinary companies and academic and government research organizations.

(b)	Reorganization

SeraCare Life Sciences, Inc. filed for bankruptcy under Chapter 11 of the Bankruptcy Code in March of 2006. In May 2007, the Company emerged from bankruptcy proceedings pursuant to a merger of SeraCare Life Sciences, Inc., a California corporation into SeraCare Reorganization Company, Inc. (“Reorganized SeraCare”), a Delaware corporation. Subsequently, Reorganized SeraCare changed its name to SeraCare Life Sciences, Inc.

2.	Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements.  To prepare the financial statements in conformity with generally accepted accounting principles in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, SeraCare provides estimates regarding the collectibility of accounts receivable, the net realizable value of the Company’s inventory, the recoverability of long-lived assets, as well as the Company’s deferred tax asset and valuation allowance. On an ongoing basis, the Company evaluates its estimates based on historical experience and various other assumptions that SeraCare believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  Revenue from the sale of products is recognized when the Company meets all of the criteria specified in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). These criteria include:

•	evidence of an arrangement exists;

•	delivery or performance has occurred;

•	prices are fixed or determinable; and

•	collection of the resulting receivable is reasonably assured.

Signed customer purchase orders or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Trade terms for the majority of the Company’s sales contracts indicate that title and risk of loss pass from the Company to its customers when the Company ships products from its facilities, which is when revenue is recognized. Revenue is deferred until the appropriate time in situations where trade terms indicate that title and risk of loss pass from the Company to the customers at a later stage in the shipment process. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Revenue from service arrangements is recognized when the services are provided as long as all other criteria of SAB 104 are met.

Returns.  The Company will accept return of goods, if prior to returning goods, the purchaser contacts the Company and requests a return authorization number, clearly stating the reason for the return. Returns are recorded as a decrease in revenue at the time information is available.

Shipping and Handling Costs.  Shipping and handling billed to customers is recorded as revenue and shipping and handling costs are included in cost of revenue in the accompanying statements of operations.

Advertising.  Advertising costs are expensed as incurred. Advertising expenses were $96,320, $69,768 and $97,355 for the years ended September 30, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents.  Cash equivalents consist of investments in money market accounts. The Company’s policy is to place its cash with financial institutions or federal government securities in order to limit the amount of credit exposure.

Fair Value of Financial Instrument.  Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accounts payable to related parties, accrued expenses and loans payable to related parties approximate their fair value. Long-term debt and long-term notes payable to related parties are financial liabilities with carrying values that approximate fair value due to the recent incurrence of these obligations.

Accounts Receivable.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers’ current buying habits. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on specific customer collection issues that have been identified. Bad debt expense was $95,299, $202,945 and $59,340 for the years ended September 30, 2007, 2006 and 2005 respectively.

Inventory.  Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. The Company reviews inventory periodically for impairment based upon factors related to usability, age and fair market value and provides a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. The Company’s recorded inventory reserve was $2,210,636 and $1,794,398 as of September 30, 2007 and 2006, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets.  The Company assesses the impairment of long-lived assets, including goodwill, annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. The Company’s judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of the Company’s long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and decrease the carrying value of these assets.

Property, plant and equipment are carried at historical cost. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the asset are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s depreciable assets are as follows:

Building and improvements	10 to 30 years
Furniture and equipment	7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of the life of the improvement or the remaining term of the lease

Deferred Tax Asset.  Deferred tax assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized as income in the period that includes the enactment date.

Contingencies and Litigation Reserves.  The Company is a party to legal actions and investigations. These claims may be brought by, among others, the government, clients, customers, employees and other third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on the Company’s results of operations that could result from litigation or other claims. In determining contingency and litigation reserves, management considers, among other issues:

•	interpretation of contractual rights and obligations;

•	the status of government regulatory initiatives, interpretations and investigations;

•	the status of settlement negotiations;

•	prior experience with similar types of claims;

•	whether there is available insurance; and

•	advice of counsel.

Purchase Price Allocations for Acquisitions.  The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective fair values. Additionally, the Company must determine whether an acquired entity is considered to be a business or a set

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to at least an annual assessment for impairment.

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill and other non-amortizable intangible assets are evaluated annually and whenever events or circumstances indicate that these assets might be impaired. In addition, the Company has identified certain other non-amortizable intangibles. The Company has assigned goodwill and other non-amortizable intangible assets to discrete reporting units and determines impairment by comparing the carrying value of the reporting unit to its estimated fair value. The Company performed an impairment assessment for the years ended September 30, 2007, 2006 and 2005 which resulted in an impairment to the carrying value of Genomics Collaborative division goodwill during the year ended September 30, 2006.

The changes in the carrying value of goodwill during the years ended September 30, 2007, 2006 and 2005 are summarized as follows:

Balance as of September 30, 2004	$33,197,442
Goodwill purchase accounting adjustment for Genomics Collaborative, Inc.	7,450,116
Goodwill purchase accounting adjustment for Boston Biomedica, Inc.	(2,962,349)
Goodwill earn-out to BioMedical Resources, Inc.	626,036

Balance as of September 30, 2005	38,311,245
Goodwill impairment Genomics Collaborative division	(13,384,849)
Goodwill earn-out to BioMedical Resources, Inc.	200,000
Goodwill acquired Celliance division	2,236,163

Balance as of September 30, 2006	27,362,559
Goodwill adjustments during year	—

Balance as of September 30, 2007	$27,362,559

Other intangible assets consist primarily of values assigned to various identifiable intangible assets via the appraisal process as part of the allocation of assets in business combinations. In this process, values are assigned to contracts, customer relationships, technology, trade names and trademarks using various valuation techniques including the expected present value of future cash flows. The intangible assets are amortized over their expected useful lives.

Income taxes.  As part of the process of preparing financial statements, management is required to estimate the Company’s income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the statement of operations will result.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. The

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company has recorded a valuation allowance of $25.4 million and $19.2 million as of September 30, 2007 and September 30, 2006, respectively, due to uncertainties related to the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position.

Fresh-Start Accounting.  As at least 50% of the existing stockholders continued to own the Company, the Company did not qualify for fresh-start accounting treatment.

Earnings Per Share.  The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options, stock units and convertible debt) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

Deferred Financing Costs.  The Company capitalizes costs directly related to debt financing and amortizes such costs over the term of the financing. These costs are being amortized using the straight-line method. Deferred financing costs amortized to interest expense for the years ended September 30, 2007, 2006 and 2005 was approximately $60,000, $67,000 and $112,000 respectively. During the year ended September 30, 2006, the Company wrote-off an additional $352,000 of deferred financing costs to interest expense related to the Company defaulting on the outstanding loans in fiscal 2006.

Stock-Based Compensation.  On October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires the Company to recognize share-based payments to employees, directors and others as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS 123R and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company used the modified prospective method when the Company adopted SFAS 123R and, accordingly, did not restate the results of operations for the prior periods. Compensation expense of $2.4 million and $0.8 million was recognized in the years ended September 30, 2007 and September 30, 2006, respectively, for all awards granted on or after October 1, 2005 as well as for the unvested portion of awards granted before October 1, 2005.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of the Company’s stock options using the Black-Scholes option-pricing model and the fair value of the Company’s restricted stock awards and stock units based on the quoted market price of the Company’s common stock. The Company recognizes the associated compensation expense on a graded vesting method over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated to reflect actual forfeitures of unvested awards and other known events. Management believes this graded vesting methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term was calculated using SAB No. 107, “Simplified Method for Estimating the Expected Term.” Expected dividends are estimated based on the Company’s dividend history as well as the Company’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2007 for assets and liabilities not subject to the deferral and October 1, 2008 for all other assets and liabilities. The Company is currently assessing the impact of this statement.

SFAS No. 141 (Revised 2007), Business Combinations

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests will be valued at fair value at the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on October 1, 2009. The Company is currently assessing the impact of this statement.

SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on October 1, 2009. The Company is currently assessing the impact of this statement.

FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company will adopt FIN 48 on October 1, 2007 and is currently assessing the impact of this adoption.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Reorganization

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). This action was triggered by the notice of default and acceleration of debt from its senior secured lenders and the cross-default of another secured debt facility. The default was due to the violation of certain financial covenants and the failure to deliver annual audited financial statements on a timely basis. Subsequently, the Bankruptcy Court allowed the Company to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court.

The Company emerged from bankruptcy protection under the Joint Plan of Reorganization (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. Accordingly, each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company and Barry Plost, Bernard Kasten and Jacob Safier was terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering.

Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization and litigation. These expenses totaled $5,223,896 and $9,408,052 in the fiscal years ended September 30, 2007 and 2006, respectively.

4.	Inventory

Inventory consists of the following:

	At September 30,
	2007	2006

Raw materials and supplies	$1,244,399	$1,525,196
Work-in process	1,126,113	1,249,992
Finished goods	7,156,639	4,757,046

Gross inventory	9,527,151	7,532,234
Reserve for obsolete inventory	(2,210,636)	(1,794,398)

Net inventory	$7,316,515	$5,737,836

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following:

	At September 30,
	2007	2006

Land and building	$2,393,924	$2,357,849
Furniture and equipment	1,985,519	1,577,847
Computer equipment and software	592,277	545,805
Leasehold improvements	2,147,110	1,803,430

	7,118,830	6,284,931
Construction in progress	113,962	375,860
Less: accumulated depreciation and amortization	(2,987,076)	(1,862,493)

Property and equipment, net	$4,245,716	$4,798,298

Depreciation expense, including amortization of property under capital leases, was $1,124,583, $1,566,115 and $1,786,717 for the years ended September 30, 2007, 2006 and 2005, respectively.

6.	Long-Term Debt

Long-term debt, excluding amounts due to related parties, consists of the following:

	At September 30,
	2007	2006

Revolving credit facility	$—	$9,950,000
Real property mortgage note	2,052,209	2,119,083
Notes payable	—	500,000
Capital leases	246,930	240,634

Total debt	2,299,139	12,809,717
Less current portion	(187,771)	(10,591,420)

Total long-term debt	$2,111,368	$2,218,297

Revolving Credit Facility and Term Notes

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2007, $5.5 million was available for borrowing at an interest rate of 7.88%. The Company had a requirement to provide audited

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

financial statements by December 31, 2007, and had this requirement waived. The Company was in compliance with all other covenants. There have been no draw downs on the line of credit during the year ended September 30, 2007.

Effective September 14, 2004, the Company entered into a four-year $25,000,000 Revolving/Term Credit and Security Agreement with Brown Brothers Harriman & Co. as the collateral agent and Union Bank of California, N.A. as the administrative agent (the “Credit Agreement”), pursuant to which a $15,000,000 term loan facility (the “Term Loan Facility”) and a $10,000,000 revolving loan facility (“Revolving Loan Facility”) were made available to the Company. Obligations under the Credit Agreement were secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. On September 14, 2004, the Company used the proceeds of $15,000,000 of the Term Loan Facility and $6,000,000 of the Revolving Loan Facility under the Credit Agreement to fund a portion of the acquisition of substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories, Inc. (“BBI Biotech”) divisions of Boston Biomedica, Inc. (“BBI”) (the “BBI Acquisition”) and to repay amounts outstanding under an existing credit agreement, which was terminated. The Revolving Loan Facility, which was available for working capital and other general corporate purposes, was governed by a borrowing base equal to 60% to 80% of eligible accounts receivable and the lesser of $7,500,000 or 30% of eligible inventory.

Until September 14, 2005, the loans bore interest at fluctuating rates equal to 3.25% over LIBOR and 1.25% over the prime rate of Union Bank of California, N.A. (as selected by the Company), which rates may have thereafter decreased to as low as 2.25% over LIBOR and .25% over Union Bank of California, N.A. prime rate, depending on a ratio tied to the Company’s total indebtedness. Interest was payable at the end of each LIBOR interest period (but no less frequently than every three months), as selected by the Company, or, in the case of a prime rate loan, monthly. The Credit Agreement required equal quarterly repayments of principal under the Term Loan Facility of $937,500 commencing December 31, 2004, with the final payment due on September 14, 2008. Amounts under the Term Loan Facility may have been prepaid at any time without a prepayment fee, but could not have been re-borrowed. Amounts under the Revolving Loan Facility could have been repaid and re-borrowed until September 14, 2008. Mandatory prepayments of the Term Loan Facility and the Revolving Loan Facility were required upon the occurrence of certain events, as defined in the Credit Agreement.

On October 3, 2005, the Company entered into an amendment to its Credit Agreement with the lenders named therein, Brown Brothers Harriman & Co. and Union Bank of California, N.A. The amendment (a) increased the aggregate revolving loan commitment by $15,000,000 from $10,000,000 to $25,000,000; (b) added a swing line facility in the amount of $2,000,000; and (c) made certain other modifications as set forth therein.

The Credit Agreement contained standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allowed the lenders to accelerate the payment of the loans and/or terminated the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral.

The Credit Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. was terminated and the principal amount and interest outstanding was paid off with the proceeds from the Rights Offering in May 2007.

Real Property Mortgage Note

Pursuant to the BBI Acquisition, the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004 (the “Assumption Agreement”), with Commerce Bank & Trust Company (“Commerce Bank”), pursuant to which the Company assumed certain of BBI’s obligations under the loan

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

documents referenced therein (the “Loan Documents”). The obligations assumed by the Company include a promissory note (the “Note”) with an outstanding principal balance of approximately $2,280,000. The Note is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”), which was acquired by the Company pursuant to the BBI Acquisition. The Company also entered into a Guaranty (the “Guaranty”) in favor of Commerce Bank, to secure its obligations under the Loan Documents. The outstanding principal balance under the Note bears interest at a rate per annum of 9.75% until February 25, 2005, at which time the rate per annum adjusted to a rate equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of September 30, 2007 was 8.5%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent. The Company had a requirement to provide audited financial statements by December 31, 2007, and had this requirement waived. The Company was in compliance with all other covenants.

Subordinated Notes

On September 14, 2004, the Company entered into a four-and-one-half-year $4,000,000 Subordinated Note Agreement (“Subordinated Note Agreement”) with certain lenders. Two of the three lenders (Barry Plost and Dr. Bernard Kasten who collectively held $3,500,000) were members of the Board of Directors of the Company, and the administrative agent was a corporation controlled by Mr. Plost. The $3,500,000 was classified as long-term notes payable to related parties in the accompanying September 30, 2006 balance sheet. The remaining $500,000 was classified as a component of long-term debt. The Company issued the $4,000,000 in notes under the Subordinated Note Agreement to fund a portion of the purchase price for the BBI Acquisition. Until September 15, 2006, the notes bore interest at a rate equal to 14% per annum, increasing thereafter to 16% per annum. Interest was payable monthly in cash, except that any amount in excess of 14% per annum shall be paid in kind, unless payment in cash was permitted under the Credit Agreement and the Company elected to pay such amount in cash. The notes were due on March 15, 2009 and had no scheduled prepayments or sinking fund requirements. The notes could have been repaid at any time prior to March 15, 2005 in an amount equal to the principal thereof plus accrued interest. At any time after March 15, 2005 until and including March 15, 2008, the notes may have been repaid only with the repayment of a fee equal to 3% (initially) of the amount to be repaid, declining each year by 1%. Mandatory prepayment of the notes was required upon a change of control in an amount equal to 101% of the principal thereof, plus accrued interest.

The Subordinated Note Agreement was secured by substantially all the assets of the Company, second in priority to the lien securing obligations under the Credit Agreement, and was subordinated in right of payment to obligations under the Credit Agreement.

The Subordinated Note Agreement contained standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allowed the holders to accelerate payment of the notes, in addition to the exercise of other legal remedies, including foreclosing on collateral, subject to the provisions of the subordination agreement with the lenders under the Credit Agreement.

The Subordinated Note Agreement was terminated and the principal amount and interest outstanding under each note was paid off with the proceeds from the Rights Offering during May 2007.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Aggregate Maturities

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to September 30, 2007 are as follows:

2008	$187,771
2009	2,050,332
2010	30,743
2011	17,931
2012	12,362
Thereafter	—

$2,299,139

7.	Commitments and Contingencies

Chapter 11 Bankruptcy

On March 22, 2006, SeraCare Life Sciences, Inc., a California corporation (the “Debtor”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On February 21, 2007, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated.

Shareholder Litigation

The Company and certain of its former officers and directors and one of its current directors were named in a number of federal securities class action lawsuits as well as federal and state derivative class action lawsuits. Beginning on December 22, 2005, the first of seven shareholder class action complaints was filed in the United States District Court for the Southern District of California. Those cases were subsequently consolidated under the caption In re SeraCare Life Sciences, Inc. Securities Litigation, Master File No. C-05-2335-H. On September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was provided pursuant to the Company’s insurance policy with Carolina Casualty, of which $3.0 million was awarded to the plaintiffs, $500,000 was reserved to cover ongoing legal expenses for directors and officers related to the SEC and Department of Justice (“DOJ”) investigation (described below) and the remaining $900,000 was reserved to cover the defendants’ previously incurred legal expenses. All of the defendants in the lawsuit settled with the Company by waiving any future indemnification with respect to the DOJ investigation and/or other matters in exchange for being released by the Company with respect to any derivative action.

Department of Justice/Securities and Exchange Commission

In the first half of 2006, the U.S. Attorney’s Office for the Southern District of California issued grand jury subpoenas to the Company and to certain former officers and directors requesting the production of certain documents. At about the same time, the Company learned that the staff of the SEC, Division of Enforcement was also conducting an investigation of prior management and the events that led the Company to bankruptcy. The SEC issued five subpoenas to the Company for the production of documents throughout 2006 and made requests for additional information in 2007. Certain current and former employees also

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

provided testimony as part of the investigation. The Company is cooperating fully with the requests of these agencies.

CTL Analyzers, LLC

In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. The Company has objected to such claim. The total amount claimed by CTL is $2,400,000, although the Company believes that its liability is significantly lower. The Company is in continued negotiations with CTL, which are anticipated to result in a resolution (the precise amount of which is being negotiated) to be returned to the claimant in full satisfaction of the claim asserted against the Company. A hearing is scheduled for April 2008 in the Bankruptcy Court.

In addition, the Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but except as noted in the prior paragraph, the Company is not currently a party to any material lawsuit or proceeding.

Purchase Commitments and Suppliers

At September 30, 2007 the Company was obligated to purchase $181,836 and $40,000 during fiscal 2008 and 2009, respectively. These purchase obligations are for miscellaneous operating contracts.

The Company buys materials for its products from many suppliers. While there are some materials that the Company obtains from a single supplier, the Company is not dependent on any one supplier or group of suppliers for the Company’s business as a whole. Raw materials are generally available from a number of suppliers. The Company’s normal contract terms are FOB SeraCare’s dock with payment terms of 30-45 days. The Company’s agreement with Instituto Grifols S.A. for the supply of human serum albumin lapsed during fiscal 2006 and was not renewed. The Company signed a contract in July 2007 with Octapharma USA, Inc. for the supply of human serum albumin.

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

For the year ended September 30, 2007, approximately 28% of revenue was from two customers. These customers represented 32% of the year-end accounts receivable. For the year ended September 30, 2006, approximately 16% of revenue was from one customer. This customer represented 18% of the year-end accounts receivable. During the year ended September 30, 2005, approximately 16% of revenue was from one customer. This customer represented 14% of the year-end accounts receivable.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s geographical concentration of revenue is as follows:

	Year Ended September 30,
	2007	2006	2005

United States	$37,143,056	$34,573,454	$34,521,593
Europe	8,190,674	11,422,163	9,364,789
Asia	998,169	2,438,994	5,682,388
Other	971,696	741,246	730,895

Total	$47,303,595	$49,175,857	$50,299,665

SeraCare has three non-exclusive licensing agreements with the NIH. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company had royalty expenses of $66,025, $58,945 and $41,237 to the NIH under the three agreements on net sales generated during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received $115,705, $10,099 and $26,886 from Millipore under this agreement during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

8.	Leases

The Company is currently leasing properties in Milford, Massachusetts, Frederick, Maryland and Gaithersburg, Maryland and these operating leases expire October 2008, July 2015 and October 2017, respectively, and currently consist of approximately 37,000 square feet, 65,000 square feet and 36,000 square feet, respectively. These properties include testing laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases.

On April 3, 2007, the Company entered into a 60 month capital lease for testing equipment. On November 18, 2004, the Company entered into a 60 month capital lease for various equipment. The Company had equipment related to capital leases of $427,909 and $347,909 at September 30, 2007 and 2006, respectively, and accumulated amortization was $142,152 and $87,542, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital Leases	Operating Leases	Total Leases

Fiscal years ended September 30,
2008	$106,984	$1,985,056	$2,092,040
2009	106,984	1,627,589	1,734,573
2010	34,439	1,638,762	1,673,201
2011	19,930	1,687,919	1,707,849
2012	12,766	1,738,554	1,751,320
Thereafter	—	7,120,898	7,120,898

Total minimum lease payments	281,103	$15,798,778	$16,079,881

Less: amounts representing interest	(34,173)

Present value of future minimum capital lease payments	$246,930

Rent expense amounted to $2,164,427, $2,869,850 and $2,550,344 for the years ended September 30, 2007, 2006 and 2005, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. During the year ended September 30, 2007, the Company terminated the lease for the Genomics Collaborative division facility. The breakage fee of $295,000 is included in discontinued operations.

Operating lease commitments include $0.5 million of obligations which were superseded by the lease entered into by the Company on October 1, 2007. The lease existing on September 30, 2007 would otherwise have expired in October 2009. For more detail on the new lease, see Note 19, Subsequent Events.

9.	Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended September 30,
	2007	2006	2005

Current provision (credit):
Federal	$18,763	$—	$(759,981)
State	57,208	(30,878)	4,487

Total current provision (credit)	75,971	(30,878)	(755,494)

Deferred tax provision (benefit):
Federal	(4,662,418)	(2,871,087)	(4,295,327)
State	(1,325,667)	(878,805)	(1,147,937)

Total deferred provision (credit)	(5,988,085)	(3,749,892)	(5,443,264)

Total provision (credit)	(5,912,114)	(3,780,770)	(6,198,758)
Increase in valuation allowance	5,988,085	3,749,892	5,685,030

Total income tax expense (benefit)	$75,971	$(30,878)	$(513,728)

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended September 30,
	2007	2006	2005

Computed provision for taxes	34.0%	34.0%	34.0%
State taxes	(0.3)%	0.2%	(1.6)%
General business credits	3.7%	2.6%	0.0%
Other, net	(3.5)%	(5.1)%	(1.3)%
Change in valuation allowance	(34.5)%	(31.4)%	(27.7)%

Total provision, net of valuation allowance	(0.6)%	0.3%	3.4%

	As of September 30,
	2007	2006	2005

Net operating loss carryforwards:
Federal	$45,300,000	$31,400,000	$22,200,000
State	49,100,000	36,300,000	26,900,000

	As of September 30,
	2007	2006	2005

Deferred tax assets	$26,381,601	$19,828,083	$10,790,769
Less: valuation allowances	(25,358,013)	(19,228,826)	(9,040,715)

Net deferred tax asset	1,023,588	599,257	1,750,054
Deferred tax liability	(1,023,588)	(599,257)	(1,750,054)

Net deferred tax asset	$—	$—	$—

Deferred tax assets as of September 30, 2007, 2006 and 2005 relate primarily to federal and state net operating loss carryforwards that begin to expire during 2024. The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Because management does not believe that it is more likely than not that the deferred tax assets will be realized, a full valuation allowance has been established. The deferred tax liability relates primarily to timing differences in depreciation and amortization expense.

10.	Related Party Transactions

The following is a description of the transactions the Company has engaged in with the Company’s directors and officers and beneficial owners of more than five percent of the Company’s voting securities and their affiliates:

•	Harbinger Capital Partners Master Fund I Ltd. and Harbinger Capital Partners Special Situations Fund L.P. (collectively, “Harbinger”), a greater than 5% beneficial owner of the Company, has appointed two directors to the Company’s Board of Directors pursuant to the Plan of Reorganization.

•	Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd. (collectively, “Black Horse Capital”), a greater than 5% beneficial owner, has appointed one director to the Company’s Board of Directors pursuant to the Plan of Reorganization.

•	Barry Plost and Bernard L. Kasten, two former directors, were parties to the Subordinated Note Agreement between the Company and other note holders. During the years ended September 30, 2007, 2006 and 2005, the Company incurred related party interest expense of $312,862, $492,917 and

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$490,000, respectively. As of September 30, 2006, the Company had $3,500,000 of long-term notes payable to related parties and $288,742 of accrued interest expense included in prepetition liabilities related to these subordinated notes. The debt was paid in full with the proceeds of the Rights Offering and the agreement was terminated in May 2007. The Company therefore had no liability for these notes at September 30, 2007.

During the years ended September 30, 2006 and 2005, the Company entered into the following related party transactions.

The Company was a party to an agreement with Biomat USA, Inc., the Company’s former parent, which sets forth the terms and conditions pursuant to which Biomat USA, Inc. supplied the Company with certain plasma products until January 2006 at prices which were agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. also provided plasmapheresis services to donors referred by the Company, including collecting, testing and delivering plasma. The plasma products provided by Biomat USA, Inc. to the Company under this agreement were subject to minimum quality specifications set forth in the agreement and were subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

The Company was also party to an agreement with Instituto Grifols S.A. (a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols S.A. supplied it with human serum albumin, which the Company then distributed to various biotech companies. Under this agreement, Instituto Grifols S.A. also supplied the Company with human serum albumin for use in diagnostic products. The Company obtained a substantial portion of its revenue and operating margin from sales of products incorporating the human serum albumin supplied by Instituto Grifols S.A. under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006 and was not extended after March 31, 2006. Probitas Pharma S.A. held a five-year warrant to purchase 563,347 shares of the Company’s common stock. During the period ended September 30, 2005, the warrant was subsequently assigned by Probitas Pharma to four investors who exercised these warrants in fiscal 2006. Mr. Plost, the former Chairman of the Board of Directors of the Company during fiscal 2005 and fiscal 2006, was the president of Biomat USA, Inc. and served as a director of Probitas Pharma S.A.

On September 25, 2001, Probitas Pharma S.A., through its subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc. The Company purchased from subsidiaries of Biomat USA, Inc. products and services totaling $8,549,393 during the year ended September 30, 2006 and $7,432,288 during the year ended September 30, 2005. As of September 30, 2006, the payable balances were $1.0 million and are included in prepetition liabilities.

Jerry L. Burdick, a former director and the former Secretary of the Company was also a consultant to the Company from August 2004 until March 2006. The Company paid Mr. Burdick a monthly retainer fee of $10,000 plus an hourly consulting fee for services performed. The Company purchased services totaling $82,465 during the year ended September 30, 2006 and $384,436 during the year ended September 30, 2005. As of September 30, 2006, the accounts payable balances were less than $1,000 and are included in prepetition liabilities.

Samuel D. Anderson, a current Board member, was party to a consulting contract, which expired in April 2005. The Company paid Mr. Anderson an annual consulting fee of $56,000. Mr. Anderson was paid $35,958 during fiscal 2005.

11.	Stockholders’ Equity

As of September 30, 2004, the total number of shares outstanding was 9,757,336. During fiscal 2005, employees exercised 124,828 incentive stock options and purchased 15,097 shares through the Employee Stock Purchase Plan (“ESPP”). An additional 160,000 options were exercised that related to the spin off of the

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company in 2001. On May 31, 2005, the Company completed a public offering of common stock issuing 3,477,600 shares at $12.25 per share for gross proceeds of $42,600,600. Share issue costs were $3,749,753. In the same offering, certain selling shareholders named in the registration statement sold 547,400 shares. A portion of the net proceeds from the offering was used to repay the revolving loan portion of the Company’s senior credit facility.

In fiscal 2006, employees exercised 56,666 incentive stock options and purchased 3,268 shares through the ESPP. Board members exercised 210,000 options. Finally, 478,153 options were exercised in relation to a supply agreement from 2001 with Probitas Pharma.

In fiscal 2007, Board members exercised 25,000 options. In addition, the Company raised capital through a rights offering, which entitled each holder of common stock to purchase its pro rata share (the “Rights Offering”). Unexercised subscription rights were purchased by the backstop purchasers. Through the Rights Offering the Company issued 4,250,000 shares of common stock at $4.75 per share. The $20,187,500 raised through the Rights Offering was used to settle the claims and administrative cost of the bankruptcy.

Prior to the merger of SeraCare Life Sciences, Inc., a California corporation, into SeraCare Reorganization Company, Inc., a Delaware corporation, SeraCare Life Sciences, Inc. was authorized to issue up to 25,000,000 shares of common stock and 25,000,000 shares of preferred stock at no par value. Subsequent to the merger, SeraCare Reorganization Company, Inc. was authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.

As of September 30, 2007, the total number of shares outstanding was 18,557,948.

The Company is prohibited from paying dividends under the Credit and Security Agreement with Merrill Lynch Capital.

12.	Stock-Based Compensation Plans

The Company’s Amended and Restated 2001 Stock Incentive Plan (the “Plan”) provides for the issuance of up to 1,800,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the Plan. These include non-qualified stock options, incentive stock options, restricted stock, stock units, stock bonuses, dividend equivalents, deferred payment rights and other awards. Incentive stock options covering up to 1,000,000 shares may be granted under the Plan. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest immediately. No restricted stock or stock units have been issued under the Plan.

As of September 30, 2006, options to purchase 894,335 shares of common stock remained outstanding. As of September 30, 2007, 847,008 shares of common stock remain available for future grants under the Plan. Options covering 211,492 shares of common stock have been exercised under the Plan. During fiscal 2007, options to purchase 150,000 shares of common stock were issued under the Plan. Employees and members of the Board of Directors received options to purchase 70,000 shares and 80,000 shares of common stock, respectively. In fiscal 2007, options to purchase 277,835 shares of common stock expired. In addition, options to purchase 25,000 shares of common stock were exercised. As of September 30, 2007, options to purchase 741,500 shares of common stock remained outstanding, of which 644,834 were exercisable.

Options Granted Outside of the Plan

As of September 30, 2006, options to purchase 640,000 shares of common stock were issued outside the Plan. During fiscal 2007, an additional option to purchase 250,000 shares of common stock was issued outside

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the Plan. Options to purchase 190,000 shares of common stock expired in fiscal 2007. As of September 30, 2007, options to purchase 700,000 shares were outstanding, of which 150,000 were exercisable. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.

A summary of the Company’s options as of September 30, 2007 and changes during the year then ended is presented below:

		Weighted-	Weighted-average
		average	remaining
	Number of	exercise	contractual term	Aggregate
Options	options	price	(In years)	intrinsic value

Outstanding September 30, 2006	1,534,335	$7.44
Granted	400,000	6.21
Exercised	(25,000)	5.93
Cancelled/Forfeited	(467,835)	6.08

Outstanding September 30, 2007	1,441,500	$7.57	5.49	$89,950

Exercisable at September 30, 2007	794,833	$8.90	3.29	$81,950

Prior to October 1, 2005, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provision of SFAS 123R using the modified-prospective transition method. Therefore, compensation expense recognized during the years ended September 30, 2007 and 2006 includes compensation expense for all awards issued subsequent to October 1, 2005 under the provisions of SFAS 123R. Also included in the September 30, 2007 and 2006 compensation expense are awards which were issued prior to the adoption of SFAS 123R and had any portion of the original grant date fair value unvested at the date of adoption. The remaining compensation expense will be recognized over the remaining life of those awards. Results for prior periods have not been restated. The Company recognizes compensation costs net of estimated forfeitures on a graded vesting basis over the vesting period for each award. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

In November 2005, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides an elective simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Statement of Cash Flows. The Company has evaluated available transition methodologies to calculate its pool of excess tax benefits. As a result of this evaluation, the Company has elected to apply the traditional methodology of SFAS 123R rather than the alternative methodology of the FSP.

The Company utilizes the graded vesting method to record stock-based compensation expense. Management believes this methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method.

The impact of SFAS 123R on the Company’s results of operations resulted in recognition of stock-based compensation expense of $2,398,339 and $795,242 for the years ended September 30, 2007 and 2006, respectively. In fiscal 2007 and 2006, $2,304,145 and $606,034, respectively, of stock-based compensation expense was charged to selling, general and administrative expenses, $85,331 and $155,569, respectively, was

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

charged to cost of revenue and $8,863 and $33,639, respectively, was charged to research and development. This represents an incremental charge of $.15 and $.06, respectively, per basic and diluted share for the years ended September 30, 2007 and 2006. No stock-based compensation expense was capitalized during fiscal 2007 and 2006. Included in the amount of compensation expense recorded in fiscal 2007 and 2006 is stock compensation expense which relates to the modification of options as discussed below. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 and $0 for the years ended September 30, 2007 and 2006, respectively.

The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the year ended September 30, 2005. Since stock-based compensation expense for the years ended September 30, 2007 and 2006 was calculated and recorded under the provisions of SFAS 123R, no pro forma disclosure for those periods are presented.

Year Ended
September 30, 2005

Net loss as reported	$(21,096,908)
Add: Stock-based compensation expense included in net loss, net of tax	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(2,129,462)

Pro forma net loss	$(23,226,370)

Basic and dilutive loss per share:
As reported	$(1.90)

Pro forma	$(2.09)

While the fair-value-based method prescribed by SFAS 123R is similar to the fair-value-based method disclosed under the provisions of SFAS 123 in most respects, there are some differences. SFAS 123R requires the Company to estimate option and restricted stock forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result, the Company records stock-based compensation expense only for those awards expected to vest. For the periods prior to October 1, 2005, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. The expected volatility was calculated based on the historical fluctuation of the stock price for a term equivalent to the expected term of the options at the grant date. The average expected term was calculated using the SAB 107 simplified method for estimating the expected term. The risk-free interest rate is based on the U.S. Treasury constant maturities with a term equivalent to the expected term of the options at the grant date. The dividend yield assumption is based on history and expectation of paying no

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

dividends. The fair value is then amortized on a graded basis over the vesting period. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended September 30,
	2007	2006	2005

Expected stock volatility	79.70-95.44%	61.85-78.95%	45.62-57.61%
Weighted-average volatility	83.61%	77.56%	53.78%
Risk free interest rate	4.55-4.79%	4.60-4.76%	3.03-4.21%
Expected term of options (years)	2.50-6.00	3.50-6.00	1.50-4.75
Expected annual dividend per share	0%	0%	0%

The weighted-average grant date fair value of options granted during the years ended September 30, 2007, 2006 and 2005 was $4.09, $4.24 and $5.48, respectively. The intrinsic value of the options exercised during the years ended September 30, 2007, 2006 and 2005 was $26,750, $7,555,154 and $3,287,610, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows from the tax benefits from deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. There was no excess cash tax benefit classified as a financing cash inflow for the years ended September 30, 2007 and 2006.

As of September 30, 2007, there was $1,259,557 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.89 years. The total fair value of shares vested during the years ended September 30, 2007, 2006 and 2005 was $2,398,339, $795,242 and $2,129,462, respectively.

On May 8, 2006, the Compensation Committee of the Board of Directors voted to reprice outstanding employee stock options subject to the approval of the Bankruptcy Court. Such approval occurred on May 26, 2006 and the options were repriced to $5.45, at the lower of the exercise price of the subject stock options or 110% of the closing price on May 26, 2006 which equaled $5.45. Options to purchase 456,501 shares of common stock were subject to the repricing with original option prices ranging from $3.00 to $17.85. The expense that relates to the modification of the exercise price on vested stock options as of the modification date under SFAS 123R was $133,403. The expense was charged to compensation expense during the year ended September 30, 2006. The modification also resulted in additional compensation expense on unvested options of $124,119 to be amortized over the remaining term of the modified options. From the years ended September 30, 2006 through 2009, the additional stock-based compensation is expensed as follows:

2006	$70,737
2007	$47,656
2008	$4,662
2009	$1,064

The Company computed a compensation expense charge determined by the difference between the fair value of the original option and the modified option on the modification date. The fair value was calculated using the Black-Scholes model with the following assumptions:

Expected stock volatility	83.19-174.66%
Risk free interest rate	4.87-5.03%
Expected life of options (years)	0.41-3.21
Expected annual dividend per share	0%

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in accordance with the “if converted” method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and warrants.

The following table sets out the computations of basic and diluted net income per common share:

	Year Ended September 30,
	2007	2006	2005

Numerator:
Net loss from continuing operations	$(13,055,443)	$(8,877,795)	$(14,686,761)
Loss from discontinued operations, net of income tax	(109,438)	(15,400,107)	(6,410,147)

Net loss	$(13,164,881)	$(24,277,902)	$(21,096,908)

Denominator:
Weighted average common shares outstanding	15,876,236	13,986,413	11,099,841
Effect of dilutive securities:
Stock options(1)	—	—	—

Diluted weighted average common shares outstanding	15,876,236	13,986,413	11,099,841

Basic and diluted net loss per common share:
Continuing operations	$(0.82)	$(0.64)	$(1.32)
Discontinued operations	(0.01)	(1.10)	(0.58)

Net loss	$(0.83)	$(1.74)	$(1.90)

(1)	Excluded from the calculation of diluted net income per common share for the years ended September 30, 2007, 2006 and 2005 were 1,441,500, 1,534,335 and 2,377,350 shares, respectively, related to stock options because their effect was anti-dilutive.

14.	Segment Information

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two categories: controls and panels used for the evaluation and quality control of infectious disease tests in hospital and clinical labs and blood banks, and by IVD manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of processed biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry. These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.

The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Segments are expected to manage only assets completely under their control. Accordingly, segment assets include primarily accounts receivable, inventory, and property plant and equipment and do not include assets

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

identified as general corporate assets or assets associated with discontinued operations. Amortization of intangibles is not allocated to the segment level, and accordingly has not been included in this data. The impact of discontinued operations has also been excluded from the data disclosed here. The following segment financial statements have been prepared on the same basis as the Company’s financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies.

The Company’s segment information as of or for the years ended September 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Revenue:
Diagnostic & Biopharmaceutical Products	$34,998,141	$37,805,224	$36,801,513
BioServices	12,305,454	11,370,633	13,498,152

Total revenue	$47,303,595	$49,175,857	$50,299,665

Gross profit (loss):
Diagnostic & Biopharmaceutical Products	$11,554,296	$15,007,803	$(2,737,783)
BioServices	1,820,067	1,616,521	2,253,301

Total gross profit (loss)	$13,374,363	$16,624,324	$(484,482)

Identifiable assets:
Diagnostic & Biopharmaceutical Products	$14,722,701	$14,860,671	$13,073,645
BioServices	3,430,132	4,060,755	4,140,612

Total identifiable assets	$18,152,833	$18,921,426	$17,214,257

Depreciation:
Diagnostic & Biopharmaceutical Products	$639,651	$607,539	$631,636
BioServices	484,932	518,377	609,048

Total depreciation	$1,124,583	$1,125,916	$1,240,684

Capital expenditures:
Diagnostic & Biopharmaceutical Products	$309,701	$613,433	$343,828
BioServices	182,295	254,874	1,056,405

Total capital expenditures	$491,996	$868,307	$1,400,233

15.	Acquisitions

Celliance Acquisition

On November 21, 2005, the Company entered into an asset purchase agreement to purchase the Milford, Massachusetts diagnostic manufacturing facilities and certain product lines of the Celliance division of Serologicals Corporation. The purpose of the purchase was to increase the Company’s portfolio of products in the areas of molecular diagnostic reagents, diagnostic intermediates and substrates. The purchase price was comprised of $3,312,065 in cash plus the assumption of certain commitments, which were valued at $0 as of the acquisition date. The Company incurred transaction costs of $276,731.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the statement of operations from the date of acquisition. The allocation of the fair values of assets and liabilities were based upon the Company’s appraisal of such values. The excess of the purchase price over acquired assets was $2,236,163 and is classified as goodwill.

A summary of the allocation of the purchase price as of September 30, 2006 is as follows.

Assets acquired
Inventory	$781,945
Prepaid assets	29,080
Property and equipment, net	517,788
Deposits	23,820
Goodwill	2,236,163

Total assets acquired	$3,588,796

The entire amount of goodwill of $2,236,163 is expected to be deductible for tax purposes over 15 years.

GCI Acquisition

On June 3, 2004, the Company entered into an asset purchase agreement, dated as of June 3, 2004, with Genomics Collaborative, Inc. (“GCI”) pursuant to which the Company acquired substantially all of the assets of GCI for a combination of stock, cash and the assumption of certain liabilities (the “GCI Acquisition”). GCI was a privately-held company based in Cambridge, Massachusetts, that provided clinical samples for commercial sale and applied human genetics to target validation for drug discovery as a commercial service. Target validation is the process of determining that a molecular target is critically involved in a disease process. It is one of the initial steps in the drug discovery process. The purpose of this acquisition was to expand the Company’s inventory of qualified specimens and acquire the proprietary inventory control methodology at GCI.

The purchase price paid by the Company in the GCI Acquisition was $14,300,000 (including transaction costs of $404,000), which was determined as a result of arms-length negotiations and consisted of 1,065,683 shares of the Company’s common stock having an aggregate value of $13,055,000 as well as a cash payment of $1,245,000 including transaction costs (offset by cash acquired in the GCI Acquisition of $347,000). The Company borrowed $833,000 to fund a portion of the cash payment. In addition, as partial consideration for the GCI Acquisition, the Company agreed to pay to GCI certain earn-out payments over a two year period pursuant to a formula set forth in the underlying asset purchase agreement. Earn-out payments were capitalized as additional purchase price.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated to the net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values at the time of acquisition. During the year ended September 30, 2005, the Company finalized the purchase price allocation and increased goodwill approximately $7,394,000 as a result of reducing the carrying amount of the specimens by $6,959,000, a reduction in the value of property, plant and equipment of $642,000, a reduction of liabilities of $199,000 and other adjustments of $8,000. In addition, residual transaction costs of $56,000 related to the acquisition were recorded as an increase to goodwill. The final purchase price allocation follows:

Assets acquired
Cash	$347,000
Accounts receivable	667,000
Inventory	—
Prepaid and other current assets	312,000
Property and equipment	1,945,000
Deposits and other assets	370,000
Intangibles (amortizable over 2 to 5 years)	370,000
Goodwill	13,384,000

Total assets acquired	17,395,000

Liabilities assumed
Accounts payable	141,000
Accrued and other deferred liabilities	299,000
Notes payable	2,252,000

Total liabilities assumed	2,692,000

Total net assets acquired	$14,703,000

The entire amount of goodwill of $13,384,000 is expected to be deductible for tax purposes over 15 years.

BBI Acquisition

On September 14, 2004, the Company announced the acquisition (the “BBI Acquisition”) of substantially all of the assets of BBI Diagnostics and BBI Biotech Research Laboratories, divisions of Boston Biomedica, Inc., for $31,193,000 in cash plus the assumption of certain liabilities. The Company financed the BBI Acquisition through the following sources: (1) borrowings totaling $21,000,000 under a new credit facility; (2) subordinated loans from certain lenders amounting to $4,000,000 (of which $3,500,00 was with related parties); and (3) $8,160,000 (800,000 shares) from a private placement of the Company’s common stock. In accordance with the asset purchase agreement, $2,500,000 of the purchase price had been set aside in an escrow account for eighteen months in the event there should be a purchase price adjustment as defined in the agreement. The acquired divisions include IVD operations and biobanking-related operations which management believes to be complementary to the Company’s existing operations and which are located at facilities in Milford, Massachusetts, Frederick, Maryland, and Gaithersburg, Maryland.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s common stock for arranging the private placement. The shares were valued at $336,000 on the date of issuance. These amounts were netted against the proceeds for accounting purposes.

The purchase price was allocated to the net assets acquired, identifiable intangible assets, and goodwill based on their estimated fair values at the time of acquisition. During the year ended September 30, 2005, the Company finalized the purchase price allocation which resulted in a decrease to goodwill of $1,957,000. The Company reduced inventory reserves $959,000 and accounts receivable reserves $237,000, reduced accruals and liabilities $388,000, increased long term assets $47,000 and allocated $420,000 to other intangible assets. SeraCare has recorded the amortization of other intangible assets in the first quarter of fiscal 2005, including an immaterial amount relating to the period prior to September 30, 2004. During the year ended September 30, 2005, the Company received $412,000 relating to trade receivables which were guaranteed and ultimately assumed by the seller as well as a $1,000,000 payment in settlement of certain closing balance sheet matters related to the acquisition. In addition, residual transaction costs of $407,000 related to the acquisition were recorded as an increase to goodwill. The final purchase price allocation follows:

Assets acquired
Accounts receivable	$3,492,000
Inventory	3,434,000
Prepaid expenses	102,000
Property and equipment	3,761,000
Other assets	102,000
Contracts (weighted average useful life — 4 years)	330,000
Customer relations (weighted average useful life — 5 years)	340,000
Technology (weighted average useful life — 5 years)	150,000
Shared customers (weighted average useful life — 5 years)	420,000
Trade name (weighted average useful life — indefinite)	5,220,000
Goodwill	17,140,000

Total assets acquired	34,491,000

Liabilities assumed
Accounts payable	1,166,000
Accrued expenses	792,000
Other liabilities	65,000
Mortgage payable	2,280,000

Total liabilities assumed	4,303,000

Total net assets acquired	$30,188,000

The entire amount of goodwill of $17,140,000 is expected to be deductible for tax purposes over 15 years.

BMR Acquisition

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. (“BMR”). BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls.

The purchase price paid by the Company for BMR was $3,950,000, which consisted of $3,550,000 in cash and 67,002 shares of common stock having an aggregate value of $400,000. In addition, as partial consideration, the Company agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006,

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business. During the years ended September 30, 2006 and 2005, further increases to goodwill were recorded due to earnout amounts of $200,000 and $626,000, respectively.

16.	Discontinued Operations

GCI Disposition

On March 29, 2007, the Company and BioServe entered into an asset purchase agreement pursuant to which BioServe agreed to purchase certain assets principally used in the business the Company acquired from GCI and assume certain limited liabilities of the business. Under the terms of the asset purchase agreement, the consideration consists of $2,000,000 cash, subject to reduction for inventory adjustments, and a 7.5% royalty on BioServe’s net sales related to the business for five years. The assets sold included $917,414 of fixed assets, certain intangible assets which were fully amortized and its library of specimens which had a carrying amount of $0. The Company recorded a gain on the sale of $791,661.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of operations and the gain on disposal of the business has been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture have been reclassified as held for sale in the Balance Sheet for prior periods. During the second quarter of 2006, the Company assessed its long-lived assets and recorded a goodwill impairment of $12,576,595 related to this business. During the fourth quarter of 2006, the Company placed this business for sale in order to focus on its core business. As a result, the Company recorded an additional goodwill impairment of $808,254.

The significant components of the Company’s results from discontinued operations, net of income taxes, for the years ended September 30, 2007, 2006 and 2005 are as follows:

	Year Ended September 30,
	2007	2006	2005

Revenue	$965,938	$3,569,420	$3,825,628
Goodwill impairment	$—	$(13,384,849)	$—
Pretax losses	$(901,099)	$(15,400,107)	$(6,619,283)
Income tax benefit	$—	$—	$209,136
Gain on disposal	$791,661	$—	$—
Income tax on disposal	$—	$—	$—
Net loss from discontinued operations	$(109,438)	$(15,400,107)	$(6,410,147)

17.	Intangibles

September 30, 2007

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset

Developed product technology	5	$150,000	$90,000	$60,000
Customer relationships	4-5	1,090,000	703,511	386,489
BBI trade name	indefinite	—	—	—

		$1,240,000	$793,511	$446,489

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

September 30, 2006

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset

Developed product technology	5	$150,000	$60,000	$90,000
Customer relationships	4-5	1,090,000	469,007	620,993
BBI Diagnostics trade name	indefinite	5,220,000	—	5,220,000

		$6,460,000	$529,007	$5,930,993

Amortization expense for the years ended September 30, 2007, 2006 and 2005 was $264,504, $423,118 and $479,797, respectively. During the year ended September 30, 2007, management initiated a rebranding strategy which reflects the new strategic and business direction and focus of the Company. As a result, the Company wrote off the BBI Diagnostics trade name which was carried at $5,220,000.

The estimated aggregate amortization expense for intangible assets owned as of September 30, 2007 for each of the succeeding years is as follows:

2008	$264,504
2009	181,985
Thereafter	—

$446,489

18.	Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan (the “401(k) Plan”). Effective January 1, 2007, the company amended the 401(k) Plan to match employee contributions each pay period at a rate of 25% of eligible contributions to employees who had more than one year of service with the Company. Eligible contributions are defined as employee contributions up to a maximum of 6% of employee compensation. Total matching contributions made to the 401(k) Plan and charged to expense by the Company for the year ended September 30, 2007 were $76,154.

Prior to January 1, 2007, the Company only paid a discretionary matching contribution to the 401(k) Plan. The Company made an $183,765 discretionary matching contribution to the 401(k) Plan that was expensed and paid by the Company during the year ended September 30, 2006 and distributed to the plan participants. This match was calculated as 20% of 401(k) elective deferrals up to 6% of employee gross compensation earned during the calendar year ended December 30, 2005.

The Company made a $62,088 discretionary matching contribution to the 401(k) Plan that was expensed and paid by the Company during the year ended September 30, 2005. This match was related to elective deferrals of employee gross compensation earned during the calendar years ended December 30, 2004 and 2003.

19.	Subsequent Events

On October 1, 2007, the Company entered into a lease agreement with Birchwood Fortune — SPVEF, LLC, pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

headquarters from its West Bridgewater facility to its Milford facility. The Company’s Milford facility will house SeraCare’s entire Massachusetts operations of 130 employees, including the Company’s corporate headquarters. The renovations to the Milford facility will generate an increase in capital expenditures related to leasehold improvements net of a $1,200,000 landlord allowance in fiscal 2008. In October 2007, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets was $1,952,897 as of September 30, 2007. See Note 8, Leases.

Future minimum rental obligations under the aforementioned lease agreement are as follows:

Fiscal Year Ended September 30,

2008	$637,637
2009	713,719
2010	770,664
2011	857,981
2012	880,759
Thereafter	5,079,549

$8,940,309

20.	Summarized Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

	For the Three Months Ended
	December 31	March 31	June 30	September 30(1)	Total Year

Year ended September 30, 2007:
Revenue	$9,910,372	$13,989,309	$11,961,463	$11,442,451	$47,303,595
Gross profit	2,470,384	3,331,338	3,769,940	3,802,701	13,374,363
Operating loss	(2,168,144)	(3,823,355)	(497,491)	(5,673,895)	(12,162,885)
Loss from continuing operations	(2,510,254)	(4,124,893)	(669,998)	(5,750,298)	(13,055,443)
Discontinued operations	(300,197)	207,717	(16,958)	—	(109,438)
Net loss	(2,810,451)	(3,917,176)	(686,956)	(5,750,298)	(13,164,881)
Loss per common share:
Basic and diluted	(0.20)	(0.27)	(0.04)	(0.31)	(0.83)
Year ended September 30, 2006:
Revenue	$13,073,619	$12,433,625	$12,859,891	$10,808,722	$49,175,857
Gross profit	4,292,979	3,281,386	5,654,987	3,394,972	16,624,324
Operating loss	(484,884)	(4,325,877)	(100,936)	(1,676,172)	(6,587,869)
Loss from continuing operations	(873,448)	(5,145,928)	(641,306)	(2,217,113)	(8,877,795)
Discontinued operations	(486,654)	(13,183,914)	(474,851)	(1,254,688)	(15,400,107)
Net loss	(1,360,102)	(18,329,842)	(1,116,157)	(3,471,801)	(24,277,902)
Loss per common share:
Basic and diluted	(0.10)	(1.30)	(0.08)	(0.25)	(1.74)

(1)	In the fourth quarter of fiscal 2007, SeraCare wrote-off $5,220,000 related to the BBI Diagnostics trade name, an intangible asset.