Form 10-Q
period 2007-12-31
SERACARE LIFE SCIENCES INC
filed 2008-02-14
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 0-33045
SeraCare Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

DE	33-0056054
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

37 Birch Street
Milford, MA	01757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (508) 244-6400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑       Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
     The number of shares of common stock outstanding as of January 31, 2008 was 18,561,396.

PART I: FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors” in Part II, Item 1A. Many of these factors are beyond our ability to control or predict.

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended
	December 31,
	2007	2006
Revenue	$12,626,319	$9,910,372

Cost of revenue	8,527,836	7,439,988

Gross profit	4,098,483	2,470,384

Research and development expense	371,176	72,987
Selling, general and administrative expenses	3,718,211	3,369,041
Reorganization items	615,806	1,196,500

Operating loss	(606,710)	(2,168,144)

Interest expense	(105,433)	(243,220)
Interest expense to related parties	—	(140,000)
Other income, net	46,886	55,717

Loss before income taxes	(665,257)	(2,495,647)

Income tax expense	1,800	14,607

Net loss from continuing operations	(667,057)	(2,510,254)

Loss from discontinued operations, net of income tax	—	(300,197)

Net loss	$(667,057)	$(2,810,451)

Loss per common share
Basic and diluted net loss per common share
Continuing operations	$(0.04)	$(0.18)
Discontinued operations	—	(0.02)

Net loss	$(0.04)	$(0.20)

Weighted average shares outstanding
Basic and diluted	18,558,708	14,282,948

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	December 31,	September 30,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$6,355,849	$9,523,950
Accounts receivable, less allowance for doubtful accounts of $205,000 and $175,000 as of December 31, and September 30, 2007, respectively	8,372,802	6,590,602
Taxes receivable	1,584,197	1,726,386
Inventory	9,781,827	7,316,515
Prepaid expenses and other current assets	1,245,695	333,305

Total current assets	27,340,370	25,490,758
Property and equipment, net	3,764,582	4,245,716
Assets held for sale	1,914,330	—
Goodwill	27,362,559	27,362,559
Other intangible assets	380,363	446,489
Other assets	1,034,804	894,223

Total assets	$61,797,008	$58,439,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,498,013	$2,201,256
Prepetition liabilities	152,804	198,612
Accrued expenses and other liabilities	4,020,809	2,818,700
Current portion of long-term debt	199,541	187,771

Total current liabilities	7,871,167	5,406,339
Long-term debt	2,054,647	2,111,368
Other liabilities	1,605,464	397,544

Total liabilities	11,531,278	7,915,251

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,559,612 and 18,557,948 shares issued and outstanding as of December 31, and September 30, 2007, respectively	18,560	18,558
Additional paid-in capital	100,145,085	99,736,794
Retained earnings (deficit)	(49,897,915)	(49,230,858)

Total stockholders’ equity	50,265,730	50,524,494

Total liabilities and stockholders’ equity	$61,797,008	$58,439,745

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the three months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(667,057)	$(2,810,451)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	319,422	339,614
Amortization of deferred financing expenses	44,969	—
Bad debt expense	25,614	—
Write-down of inventory	130,415	332,632
Stock-based compensation	408,293	588,844
(Increase) decrease from changes:
Accounts receivable	(1,807,814)	578,102
Taxes receivable	142,189	14,607
Inventory	(2,595,727)	144,431
Prepaid expenses and other current assets	(87,688)	(87,860)
Other assets	(185,550)	60,000
Increase (decrease) from changes:
Accounts payable	1,296,757	152,488
Prepetition liabilities	(45,808)	356,276
Accrued expenses and other liabilities	1,203,291	755,864

Net cash (used in) provided by operating activities	(1,818,694)	424,547

Cash flows from investing activities:
Purchases of property and equipment	(1,686,492)	(131,301)
Proceeds from landlord for leasehold improvements	382,036	—

Net cash used in investing activities	(1,304,456)	(131,301)

Cash flows from financing activities:
Repayments of long-term debt	(44,951)	(4,527,257)
Deferred financing expenses	—	(80,000)

Net cash used in financing activities	(44,951)	(4,607,257)

Net decrease in cash and cash equivalents	(3,168,101)	(4,314,011)
Cash and cash equivalents, beginning of period	9,523,950	13,560,768

Cash and cash equivalents, end of period	$6,355,849	$9,246,757

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the three months ended December 31, 2007 and 2006 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2007 unaudited interim condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2007 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2008.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, inventory, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, and stock-based compensation value.
2. Recent Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements”
     SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect SFAS price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.
     The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full-one year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2008. The Company is currently assessing the impact of this statement.
SFAS No. 141 (Revised 2007), “Business Combinations”
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:
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
FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”
     FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company adopted FIN 48 on October 1, 2007. FIN 48 did not have a material effect on the Company’s condensed financial position, results of operations or cash flows.
3. Reorganization
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become a timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.6 million and $1.2 million in the three months ended December 31, 2007 and 2006, respectively.
4. Inventory
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

     Inventory consists of the following:

	December 31, 2007	September 30, 2007
Raw materials and supplies	$1,947,289	$1,244,399
Work-in process	1,682,268	1,126,113
Finished goods	8,493,321	7,156,639

Gross inventory	12,122,878	9,527,151
Reserve for obsolete inventory	(2,341,051)	(2,210,636)

Net inventory	$9,781,827	$7,316,515

5. Commitments and Contingencies
Chapter 11 Bankruptcy
     On March 22, 2006, SeraCare Life Sciences, Inc., a California corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). On February 21, 2007, the Bankruptcy Court entered an order confirming the Joint Plan of Reorganization (the “Plan of Reorganization”). The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated.
Shareholder Litigation
     The Company and certain of its former officers and directors and one of its current directors were named in a number of federal securities class action lawsuits as well as federal and state derivative class action lawsuits. Beginning on December 22, 2005, the first of seven shareholder class action complaints was filed in the United States District Court for the Southern District of California. Those cases were subsequently consolidated under the caption In re SeraCare Life Sciences, Inc. Securities Litigation, Master File No. C-05-2335-H. On September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was provided pursuant to the Company’s insurance policy with Carolina Casualty, of which $3.0 million was awarded to the plaintiffs, $0.5 million was reserved to cover ongoing legal expenses for directors and officers related to the SEC and Department of Justice (“DOJ”) investigation (described below) and the remaining $0.9 million was reserved to cover the defendants’ previously incurred legal expenses. All of the defendants in the lawsuit settled with the Company by waiving any future indemnification with respect to the DOJ investigation and/or other matters in exchange for being released by the Company with respect to any derivative action.
Department of Justice/Securities and Exchange Commission
     In the first half of 2006, the U.S. Attorney’s Office for the Southern District of California issued grand jury subpoenas to the Company and to certain former officers and directors requesting the production of certain documents. At about the same time, the Company learned that the staff of the SEC, Division of Enforcement was also conducting an investigation of the events that led the Company to bankruptcy. The SEC issued five subpoenas to the Company for the production of documents throughout 2006 and made requests for additional information in 2007. Certain current and former employees also provided testimony as part of the investigation. The Company is cooperating fully with the requests of these agencies.
CTL Analyzers, LLC
     In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. The Company has objected to such claim. The total amount claimed by CTL is $2.4 million, although the Company believes that its liability is significantly lower. The Company is in continued negotiations with CTL, which are anticipated to result in a resolution (the precise amount of which is being negotiated) to be returned to the claimant in full satisfaction of the claim asserted against the Company. A hearing is scheduled for April 2008 in the Bankruptcy Court. The Company does not expect any settlement to have a material impact on the financial statements.
     In addition, the Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but except as noted in the prior paragraph, the Company is not currently a party to any material lawsuit or proceeding.
6. Leases
     On October 1, 2007, the Company entered into a lease agreement with Birchwood Fortune — SPVEF, LLC, pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and anticipates moving the manufacturing operations from West Bridgewater to Milford by the end of fiscal 2008. The Milford facility will house SeraCare’s entire Massachusetts operations of approximately 130 employees, including the Company’s corporate headquarters. The renovations to the Milford facility will generate an increase in capital expenditures related to leasehold improvements. The landlord agreed to reimburse the Company $1.2 million for leasehold improvements. The Company has been reimbursed $0.4 million by the landlord and has recorded a receivable from the landlord of $0.8 million as of December 31, 2007, which is recorded in prepaid expenses and other current assets. The Company has recorded the $1.2 million as a deferred lease liability which will be recognized over the term of the lease using the straight-line method. The Company has recorded the $1.1 million long-term portion in other liabilities and the $0.1 million current portion in accrued expenses and other liabilities. In addition, the Company is accounting for the lease expense using the straight-line method.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include testing laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases. The Company also leases various equipment under capital leases.
     Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital Leases	Operating Leases	Total Leases
Fiscal years ended September 30,
2008 (January 1, 2008 through September 30, 2008)	$80,237	$1,663,899	$1,744,136
2009	106,984	2,304,743	2,411,727
2010	34,439	2,403,099	2,437,538
2011	19,930	2,538,307	2,558,237
2012	12,766	2,619,312	2,632,078
Thereafter	—	12,273,842	12,273,842

Total Minimum Lease Payments	254,356	$23,803,202	$24,057,558

Less: amounts representing interest	(28,949)

Present value of future minimum capital lease payments	$225,407

7. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement with Birchwood Fortune — SPVEF, LLC with the intention of moving its headquarters to its Milford facility. As a result, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of December 31, 2007.
8. Long-Term Debt
     Long-term debt consists of the following:

	December 31, 2007	September 30, 2007
Real property mortgage note	$2,028,781	$2,052,209
Capital leases	225,407	246,930

Total debt	2,254,188	2,299,139
Less current portion	(199,541)	(187,771)

Total long-term debt	$2,054,647	$2,111,368

Revolving Credit Facility
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. The Company pays 0.50% per annum as an unused line fee. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of December 31, 2007, $7.3 million was available for borrowing at an interest rate of 7.35%. There have been no draw downs on the line of credit during the quarter ended December 31, 2007.
Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The outstanding principal balance under the Note bears interest at a rate per annum equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of December 31, 2007 was 8.00%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.
9. Income Taxes
     The Company adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s condensed financial position, results of operations or cash flows.
10. Stockholders’ Equity
     The Company is authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.
     On November 14, 2007, the non-employee directors were issued a total of 1,664 shares of the Company’s common stock.
     As of December 31, 2007, the total number of shares outstanding was 18,559,612.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with Merrill Lynch Capital.
11. Stock-Based Compensation Plans
     The Company’s Amended and Restated 2001 Stock Incentive Plan (the “Plan”) provides for the issuance of up to 1,800,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the Plan. These include non-qualified stock options, incentive stock options, restricted stock, stock units, stock bonuses, dividend equivalents, deferred payment rights and other awards. Incentive stock options covering up to 1,000,000 shares may be granted under the Plan. Unless the Compensation Committee of the Company’s Board of Directors otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest either immediately or over one year. No restricted stock has been issued under the Plan.
     As of December 31, 2007, options to purchase 1,081,500 shares of common stock remained outstanding, of which 558,167 were exercisable and 505,344 shares of common stock remain available for future grants under the Plan. Options covering 211,492 shares of common stock have been exercised under the Plan. During the first quarter of fiscal 2008, options to purchase 450,000 shares of common stock were issued under the Plan with a total fair value of $1.4 million. Employees and members of the Board of Directors received options to purchase 380,000 shares and 70,000 shares of common stock, respectively. During the quarter, options to purchase 110,000 shares of common stock expired. In addition, no options to purchase shares of common stock were exercised.
     During the three months ended December 31, 2007, the Company granted 1,664 shares of common stock to the non-employee directors under the Plan, the fair value of which was expensed to selling, general and administrative during the period. The Company recognized the entire expense during the quarter. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
Options Granted Outside of the Plan
     As of December 31, 2007, options to purchase 700,000 shares of common stock were issued outside the Plan. During the first quarter of fiscal 2008, no additional options to purchase shares of common stock were issued outside of the Plan. As of December 31, 2007, options to purchase 700,000 shares were outstanding, of which 233,333 were exercisable. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
     Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and used the modified-prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company recognizes compensation costs net of estimated forfeitures on a graded vesting basis over the vesting period for each award. The impact of SFAS 123R on the Company’s results of operations resulted in recognition of stock-based compensation expense of $0.4 million and $0.6 million for the quarters ended December 31, 2007 and 2006, respectively.
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
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended December 31,
	2007	2006
Numerator:
Net loss from continuing operations	$(667,057)	$(2,510,254)
Loss from discontinued operations, net of income tax	—	(300,197)

Net loss	$(667,057)	$(2,810,451)

Denominator:
Weighted average common shares outstanding	18,558,708	14,282,948
Effect of dilutive securities:
Stock options(1)	—	—

Diluted weighted average common shares outstanding	18,558,708	14,282,948

Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$(0.18)
Discontinued operations	—	$(0.02)

Net loss	$(0.04)	$(0.20)

(1)	Excluded from the calculation of diluted net income per common share for the three months ended December 31, 2007 and 2006 were 1,781,500 and 1,829,000 shares, respectively, related to stock options because their effect was anti-dilutive.

13. Segment Information
     The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two categories: controls and panels used for the evaluation and quality control of infectious disease tests in hospital and clinical labs, and blood banks, and by in vitro diagnostic manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry. These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.
     The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Therefore, management has not allocated research and development expense, selling, general and administrative expenses, interest expense or reorganization items to the segments. Amortization of intangibles is not allocated to the segment level and accordingly has not been included in this data. The impact of discontinued operations has also been excluded from the data disclosed here. The following segment financial statements have been prepared on the same basis as the Company’s financial statements.
     The Company’s segment information for the three months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,
	2007	2006
Revenue:
Diagnostic and Biopharmaceutical Products	$9,100,633	$6,948,094
BioServices	3,525,686	2,962,278

Total revenue	$12,626,319	$9,910,372

Gross Profit:
Diagnostic and Biopharmaceutical Products	$3,070,468	$1,881,023
BioServices	1,028,015	589,361

Total gross profit	$4,098,483	$2,470,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2007.
Business Overview
     SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. The Company’s innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers and biobanking and contract research services. SeraCare’s quality systems, scientific expertise and state-of-the-art facilities support its customers in meeting the stringent requirements of the highly regulated life sciences industry.
     The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.
Critical Accounting Policies and Estimates
     As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, we have identified revenue recognition, inventory valuation, valuation of long-lived and intangible assets and goodwill, contingencies and litigation reserves, stock-based compensation, and accounting for income taxes as the accounting policies critical to the operations of SeraCare. For a full discussion of these policies, please refer to our Annual Report on Form 10-K for the year ended September 30, 2007.
Results of Operations
     The following table shows gross profit and expense items as a percentage of net revenue:

	Three Months Ended December 31,
	2007	2006
	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0

Cost of revenue	67.5	75.1

Gross profit (loss)	32.5	24.9

Research and development expense	2.9	0.7

Selling, general and administrative expenses	29.5	34.0

Reorganization items	4.9	12.1

Operating loss	(4.8)	(21.9)

Interest expense	(0.8)	(2.5)

Interest expense to related parties	—	(1.4)

Other income, net	0.3	0.6

Loss before income taxes	(5.3)	(25.2)

Income tax expense	—	0.1

Net loss from continuing operations	(5.3)	(25.3)

Loss from discontinued operations, net of income tax	—	(3.1)

Net loss	(5.3)	(28.4)

Comparison of quarters ended December 31, 2007 and December 31, 2006
Revenue
     The following table sets forth segment revenue in millions of dollars for the quarters ended December 31, 2007 and 2006, respectively:

	December 31,	December 31,	Percent
	2007	2006	change
Diagnostic & Biopharmaceutical Products	$9.1	$6.9	31.9%
BioServices	3.5	3.0	16.7%

Total revenue	$12.6	$9.9	27.3%

     Revenue for the first quarter of fiscal 2008 increased by 27.3%, or $2.7 million, to $12.6 million from $9.9 million in the first quarter of fiscal 2007. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $2.2 million, a 31.9% increase, while BioServices revenue increased by $0.5 million, a 16.7% increase. Diagnostic & Biopharmaceutical Products revenue in the quarter ended December 31, 2007 includes $2.6 million in revenue from therapeutic grade albumin products, an increase of $1.4 million as compared to the same quarter in fiscal 2007. This revenue has historically been variable and is not expected to repeat at the same level during the remainder of the year due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The remaining $0.8 million increase is attributable to organic growth in our core manufactured products. Revenue for our BioServices segment increased in the first quarter of fiscal 2008 due to $0.5 million billed pursuant to a government contract. The amount billed related to the settlement of indirect billing rates used in previous periods.
Gross Profit
     Gross profit margin increased to 32.5% in the first quarter of fiscal 2008 from 24.9% in the first quarter of fiscal 2007. The increase in gross profit was mainly due to the benefit of achieving higher revenue in manufactured products as well as improved margin rates on some of our reagents and bioprocessing products driven by a focus on increased pricing in the first quarter of fiscal 2008 compared to the same quarter in the previous year. Our margin rates also improved in the first quarter of fiscal 2008 due to $0.5 million billed pursuant to a government contract. The amount billed related to the settlement of indirect billing rates used in previous periods.
Research and Development Expense
     Research and development expense totaled $0.4 million, or 2.9% of revenue, in the quarter ended December 31, 2007 and $0.1 million, or 0.7% of revenue, in the quarter ended December 31, 2006. As part of our strategic plan, we have increased spending on research and development activities in fiscal 2008 as we emphasize the creation of new products and technologies.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $3.7 million, or 29.5% of revenue in the quarter ended December 31, 2007, from $3.4 million, or 34.0% of revenue in the quarter ended December 31, 2006. This increase primarily reflects the impact of building a new management team and filling positions that were vacant in the first quarter of fiscal 2007 as well as increased promotional expenses during the quarter ended December 31, 2007.

Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation and efforts to become a timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.6 million and $1.2 million in the first fiscal quarter of 2008 and 2007, respectively.
Interest Expense
     Interest expense totaled $0.1 million in the quarter ended December 31, 2007 and $0.2 million in the first quarter of fiscal 2007. The decrease in interest expense is due to a lower level of borrowed funds in fiscal 2008 compared to the same period in fiscal 2007 resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full payment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.1 million in the first quarter of fiscal 2007.
Net Loss from Continuing Operations
     As a result of the above, net loss from continuing operations for the quarter ended December 31, 2007 totaled $0.7 million compared to a net loss from continuing operations of $2.5 million for the quarter ended December 31, 2006.
Loss from Discontinued Operations
     Losses from discontinued operations were generated by the Genomics Collaborative division of the business which was sold in March 2007. Losses related to that segment totaled $0.3 million in the first quarter of fiscal 2007.
Net Loss and Net Loss Per Share
     Net loss was $0.7 million in the quarter ended December 31, 2007 compared to a net loss of $2.8 million in the quarter ended December 31, 2006. Net loss per share on a basic and fully diluted basis was $0.04 in the quarter ended December 31, 2007 compared to $0.20 in the first quarter of fiscal 2007.
Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the three month periods indicated (in millions):

	December 31,	December 31,
	2007	2006
Net cash (used in) provided by operating activities	$(1.8)	$0.4
Net cash used in investing activities	(1.3)	(0.1)
Net cash used in financing activities	(0.1)	(4.6)

Net decrease in cash and cash equivalents	$(3.2)	$(4.3)

     As of December 31, 2007, our cash balance was $6.4 million, a decline of $3.2 million from our cash balance as of September 30, 2007. During the first quarter of fiscal 2008, we had a net loss of $0.7 million, which included non-cash charges of approximately $0.9 million. We experienced increases in accounts receivable and inventory of $1.8 million and $2.5 million, respectively, reducing our cash balances. We had an increase in accounts payable and accrued expenses of $1.3 million and $1.2 million, respectively. The increase in accounts receivable is primarily due to the increase in revenue during the quarter. The increase in inventory relates primarily to a build-up of inventory in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. The increase was also impacted by purchases of scarce materials for which there is limited supply in the market. Accounts payable increased during the quarter due to the increase in inventory. Accrued expenses also increased due to $0.7 million owed for construction work on the new corporate offices and an increase in accrued compensation. Other sources and uses of cash include: $1.7 million in capital expenditures related to the construction in Milford, Massachusetts; reimbursement of tenant improvement costs of $0.4 million; and repayments of long-term debt of $0.1 million.
     We had a current ratio of 3.5 to 1 as of December 31, 2007 compared to 4.7 to 1 as of September 30, 2007. Total liabilities as of December 31, 2007 were $11.5 million compared to $7.9 million as of September 30, 2007. The total debt to equity ratio as of December 31, 2007 was 0.04 compared to 0.05 as of September 30, 2007.
     We believe our current cash on hand and future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2008. Furthermore, our availability under our Credit and Security Agreement with Merrill Lynch Capital provides an additional source of liquidity should it be required.

Operating Cash Flows
     Cash used in operating activities was $1.8 million for the three months ended December 31, 2007, an increase of approximately $2.2 million compared to cash provided of $0.4 million for the three months ended December 31, 2006. Changes in cash flows from operations are driven by the items discussed above, including building inventory in advance of the move to our Milford, Massachusetts facility. There was also an increase in accounts receivable due to the increase in revenue during the quarter. In the first quarter of fiscal 2007, while the new management team was working to stabilize operations, we experienced lower revenue which led to lower accounts receivable and inventory balances.
Investing Cash Flows
     Cash used in investing activities was $1.3 million in the quarter ended December 31, 2007, an increase in cash used in investing activities of approximately $1.2 million compared to cash used of $0.1 million in the quarter ended December 31, 2006. Cash flows used in investing activities in the first quarter of fiscal 2008 relate primarily to capital expenditures for construction of our new corporate offices in Milford, Massachusetts, net of landlord reimbursements. During the first quarter of fiscal 2007, the Company was still in bankruptcy, which limited our ability to invest in capital expenditures for the future growth of the Company.
Financing Cash Flows
     Cash used in financing activities was $0.1 million in the quarter ended December 31, 2007 compared to cash used of $4.6 million in the quarter ended December 31, 2006. During the first quarter of fiscal 2007, the Company paid down $4.5 million in long-term debt.
Off-Balance Sheet Arrangements
     During the first quarter of fiscal 2008, we were not party to any off-balance sheet arrangements.
Contractual Obligations and Commitments
     On October 1, 2007, the Company entered into a lease agreement with Birchwood Fortune - SPVEF, LLC, pursuant to which we are leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by us for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by SeraCare at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, we moved our headquarters from our West Bridgewater facility to our Milford facility. The Milford facility will house our entire Massachusetts operations of approximately 130 employees, including our corporate headquarters. The total rental obligation under this lease is $8.9 million. The renovations to the Milford facility will generate an increase in capital expenditures related to leasehold improvements net of a $1.2 million landlord allowance in fiscal 2008. In October 2007, we began marketing the West Bridgewater facility and land for sale.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of December 31, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $2.0 million and (ii) cash and cash equivalents of $6.4 million, substantially all of which are collateralized by short-term federal government securities. Our mortgage debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate long-term debt were to change by one percentage point from levels at December 31, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at December 31, 2007.
Item 4. Controls and Procedures
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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended December 31, 2007 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended December 31, 2007, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Set forth below is information regarding shares of common stock issued, and options granted, by us during the quarter ended December 31, 2007 that were not registered under the Securities Act of 1933 (the “Securities Act”). Also included is the consideration, if any, we received for such shares and options.
     1. On November 14, 2007, each of the four non-employee directors received 416 shares of the Company’s common stock and the Company granted options to non-employee directors to purchase 70,000 shares of the Company’s common stock at an exercise price of $5.38 per share.
     2. On November 14, 2007, the Company granted an option to Susan L.N. Vogt to purchase 100,000 shares of the Company’s common stock, an option to each of Gregory A. Gould and David Olsen to purchase 50,000 shares of the Company’s common stock, an option to each of Ronald R. Dilling and Kathleen W. Benjamin to purchase 40,000 shares of the Company’s common stock and an option to William J. Smutny to purchase 20,000 shares of the Company’s common stock. The exercise price of each option was $5.38 per share. On November 20, 2007 the Company granted an option to each of Katheryn E. Shea and Mark Manak to purchase 40,000 shares of the Company’s common stock at an exercise price of $5.40 per share.
     No general solicitation was made in the United States by us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and certificates for the shares contain appropriate legends stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.
Item 6. Exhibits
(a) Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.

/s/ Gregory A. Gould

By:	Gregory A. Gould
Title:	Chief Financial Officer, Treasurer and Secretary
Date: February 14, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.