Form 10-Q
period 2007-06-30
SERACARE LIFE SCIENCES INC
filed 2008-05-15
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-33045
SeraCare Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

DE (State or other jurisdiction of incorporation or organization)	33-0056054 (I.R.S. Employer Identification No.)

37 Birch Street Milford, MA (Address of principal executive offices)	01757 (Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
     The number of shares of common stock outstanding as of April 30, 2008 was 18,563,476.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS – UNAUDITED

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$11,961,463	$12,859,891	$35,861,144	$38,367,135
Cost of revenue	8,191,523	7,204,904	26,289,482	25,137,783

Gross profit	3,769,940	5,654,987	9,571,662	13,229,352

Research and development expense	109,522	97,587	290,503	392,591
Selling, general and administrative expenses	4,099,066	2,891,907	10,847,647	10,320,472
Reorganization items	58,843	2,766,429	4,922,502	7,427,986

Operating loss	(497,491)	(100,936)	(6,488,990)	(4,911,697)

Interest expense	(148,574)	(471,586)	(589,221)	(1,775,901)
Interest expense to related parties	(63,973)	(122,500)	(312,862)	(367,500)
Other income, net	43,939	51,485	128,437	371,249

Loss before income taxes	(666,099)	(643,537)	(7,262,636)	(6,683,849)

Income tax expense (benefit)	3,899	(2,231)	42,509	(23,167)

Net loss from continuing operations	(669,998)	(641,306)	(7,305,145)	(6,660,682)

Loss from discontinued operations, net of income tax	(16,958)	(474,851)	(109,438)	(14,145,419)

Net loss	$(686,956)	$(1,116,157)	$(7,414,583)	$(20,806,101)

Loss per common share
Basic and diluted net loss per common share
Continuing operations	$(0.04)	$(0.05)	$(0.49)	$(0.48)
Discontinued	—	(0.03)	(0.01)	(1.01)

Net loss	$(0.04)	$(0.08)	$(0.50)	$(1.49)

Weighted average shares outstanding
Basic and diluted	16,351,629	14,082,966	14,972,508	13,943,149

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS – UNAUDITED

	As of	As of
	June 30,	September 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$9,653,823	$13,560,768
Accounts receivable, less allowance for doubtful accounts of $215,032 and $216,941 as of June 30, 2007 and September 30, 2006, respectively	7,010,378	8,385,292
Taxes receivable	1,779,973	1,801,927
Inventory	6,959,692	5,737,836
Prepaid expenses and other current assets	1,318,151	1,797,908

Total current assets	26,722,017	31,283,731
Property and equipment, net	4,333,626	4,798,298
Assets held for sale	—	917,414
Goodwill	27,362,559	27,362,559
Other intangible assets	5,732,615	5,930,993
Other assets	928,803	815,302

Total assets	$65,079,620	$71,108,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,983,135	$1,543,322
Prepetition liabilities	334,774	9,108,613
Accrued expenses and other liabilities	3,231,332	2,263,508
Current portion of long-term debt	161,597	10,591,420

Total current liabilities	6,710,838	23,506,863
Long-term debt	2,178,562	2,218,297
Long-term notes payable to related parties	—	3,500,000
Other liabilities	366,771	317,122

Total liabilities	9,256,171	29,542,282

Commitments and contingencies
Stockholders’ equity
Preferred stock-2007, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding; 2006, no par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock-2007, $.001 par value, 35,000,000 shares authorized; 18,557,948 shares issued and outstanding as of June 30, 2007; 2006, no par value, 25,000,000 shares authorized, 14,282,948 shares outstanding as of September 30, 2006	18,558	66,884,081
Additional paid-in capital	99,285,451	10,747,911
Retained earnings	(43,480,560)	(36,065,977)

Total stockholders’ equity	55,823,449	41,566,015

Total liabilities and stockholders’ equity	$65,079,620	$71,108,297

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the nine months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,414,583)	$(20,806,101)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,039,850	1,510,277
Amortization of deferred financing expenses	14,990	419,667
Bad debt expense	9,228	119,521
Write-down of inventory	631,346	345,390
Impairment of goodwill	—	12,576,595
Gain on disposition of certain assets of Genomics Collaborative division	(791,661)	—
Stock-based compensation	1,946,308	540,642
(Increase) decrease from changes, net of effects from acquisitions:
Accounts receivable	1,365,686	1,817,639
Taxes receivable	21,954	(594,079)
Inventory	(1,853,202)	(2,137,281)
Prepaid expenses and other current assets	478,762	(1,444,295)
Other assets	116,824	(72,256)
Increase (decrease) from changes, net of effects from acquisitions
Accounts payable	1,439,813	(3,538,967)
Prepetition liabilities	(8,773,839)	5,440,090
Accrued expenses and other liabilities	1,022,543	2,822,234

Net cash used in operating activities	(10,745,981)	(3,000,924)

Cash flows from investing activities:
Purchases of property and equipment	(296,800)	(689,947)
Acquisition of certain assets of BioMedical Resources, Inc.	—	(290,463)
Acquisition of certain assets of Celliance division	—	(3,588,796)
Proceeds from the disposition of certain assets of Genomics Collaborative division	2,000,000	—
Proceeds from the disposal of property and equipment	—	5,000

Net cash provided by (used in) investing activities	1,703,200	(4,564,206)

Cash flows from financing activities:
Repayments of long-term debt	(10,549,558)	(18,354,147)
Repayment of related party debt	(3,500,000)	—
Deferred financing expenses	(539,627)	—
Proceeds from long term debt	—	15,000,000
Funding received from Rights Offering, net of issue costs	19,576,771	—
Proceeds from exercise of options, warrants and ESPP transactions	148,250	292,990

Net cash provided by (used in) financing activities	5,135,836	(3,061,157)

Net decrease in cash and cash equivalents	(3,906,945)	(10,626,287)
Cash and cash equivalents, beginning of period	13,560,768	29,553,647

Cash and cash equivalents, end of period	$9,653,823	$18,927,360

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the nine months ended June 30, 2007 and 2006 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2006 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2006 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim or annual periods.
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
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”
     On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on October 1, 2009. The Company is currently assessing the impact of this statement.
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
3. Background
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
4. Reorganization
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
     The Company emerged from bankruptcy protection under the Joint Plan of Reorganization (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. Accordingly, each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company and Barry Plost, Bernard Kasten and Jacob Safier was terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from a rights offering (the “Rights Offering”).
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization and litigation. For the quarters ended June 30, 2007 and 2006, reorganization items totaled $58,843 and $2,766,429, respectively. Reorganization items totaled $4,922,502 and $7,427,986 for the nine months ended June 30, 2007 and 2006, respectively.
5. Inventory
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

	At June 30,	At September 30,
	2007	2006
Raw materials and supplies	$1,429,422	$1,525,196
Work in process	1,367,081	1,249,992
Finished goods	6,320,263	4,757,046

Gross inventory	9,116,766	7,532,234
Reserve for obsolete inventory	(2,157,074)	(1,794,398)

Net inventory	$6,959,692	$5,737,836

6. Long-Term Debt
     Long-term debt, excluding amounts due to related parties, consists of the following:

	At June 30,	At September 30,
	2007	2006
Revolving credit facility	$—	$9,950,000
Real property mortgage note	2,072,164	2,119,083
Notes payable	—	500,000
Capital leases	267,995	240,634

Total debt	2,340,159	12,809,717
Less current portion	(161,597)	(10,591,420)

Total long-term debt	$2,178,562	$2,218,297

Revolving Credit Facility and Term Notes
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving loan facility was made available to the Company.  Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage.  The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base.  The loan bears interest at a rate per annum equal to 2.75% over LIBOR.  Interest is payable monthly.  Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010.  Mandatory prepayments of the revolving loan facility are required any time the outstanding revolving loan balance exceeds the borrowing base.  The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement.  Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral.  As of June 30, 2007, approximately $6.8 million was available for borrowing at an interest rate of 8.07%. The Company is currently in compliance with all covenants. There were no draw downs on the line of credit during the quarter ended June 30, 2007.
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
Real Property Mortgage Note
     Pursuant to the BBI Acquisition, the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004 (the “Assumption Agreement”), with Commerce Bank & Trust Company (“Commerce Bank”), pursuant to which the Company assumed certain of BBI’s obligations under the loan documents referenced therein (the “Loan Documents”). The obligations assumed by the Company include a promissory note (the “Note”) with an outstanding principal balance of approximately $2,280,000. The Note is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”), which was acquired by the Company pursuant to the BBI Acquisition. The Company also entered into a Guaranty (the “Guaranty”) in favor of Commerce Bank, to secure its obligations under the Loan Documents. The outstanding principal balance under the Note bears interest at a rate per annum of 9.75% until February 25, 2005, at which time the rate per annum adjusted to a rate equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of June 30, 2007 was 9.0%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent. The Company is currently in compliance with all covenants.
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

Aggregate Maturities
     As of June 30, 2007, the aggregate maturities of long-term debt for the remainder of fiscal 2007 and for each of the five fiscal years subsequent to September 30, 2007 are as follows:

2007 (July 1, 2007 through September 30, 2007)	$41,020
2008	187,771
2009	2,050,332
2010	30,743
2011	17,931
2012	12,362
Thereafter	—

$2,340,159

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
CTL Analyzers, LLC
     In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. The Company has objected to such claim.  The total amount claimed by CTL is $2.4 million, although the Company believes that its liability is significantly lower.  The Company is in continued negotiations with CTL, which are anticipated to result in a resolution (the precise amount of which is being negotiated) to be returned to the claimant in full satisfaction of the claim asserted against the Company. A hearing is scheduled for June 2008 in the Bankruptcy Court. The Company does not expect any settlement to have a material impact on the financial statements.

     In addition, the Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but except as noted in the prior paragraph, the Company is not currently a party to any material lawsuit or proceeding.
8.     Leases
     As of June 30, 2007, the Company is leasing properties in Milford, Massachusetts, Frederick, Maryland and Gaithersburg, Maryland and these operating leases expire October 2008, July 2015 and October 2017, respectively, and consisted of approximately 37,000 square feet, 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases.
     On April 3, 2007, the Company entered into a 60 month capital lease for testing equipment. On November 18, 2004, the Company entered into a 60 month capital lease for various equipment. The Company had equipment related to capital leases of $427,909 and $347,909 at June 30, 2007 and September 30, 2006, respectively, and accumulated amortization was $127,310 and $87,542, respectively.
     Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital	Operating
Fiscal Years Ended September 30,	Leases	Leases	Total Leases
2007 (July 1, 2007 through September 30, 2007)	$26,745	$489,637	$516,382
2008	106,984	1,985,056	2,092,040
2009	106,984	1,627,589	1,734,573
2010	34,439	1,638,762	1,673,201
2011	19,930	1,687,919	1,707,849
Thereafter	12,766	8,859,452	8,872,218

Total minimum lease payments	307,848	$16,288,415	$16,596,263

Less: amounts representing interest	(39,853)

Present value of future minimum capital lease payments	$267,995

     Rent expense amounted to $577,723 and $783,245 for the quarters ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, rent expense amounted to $1,950,447 and $2,149,940, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. During the nine months ended June 30, 2007, the Company terminated the lease for the Genomics Collaborative division facility. The breakage fee of $295,000 is included in discontinued operations.
     Operating lease commitments include $0.5 million of obligations which were superseded by the lease entered into by the Company on October 1, 2007. The lease existing on September 30, 2007 would otherwise have expired in October 2009. For more detail on the new lease, see Note 18, Subsequent Events.
9. Income Taxes
     The Company will adopt the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) as of October 1, 2007 and is currently assessing the impact of this adoption.
10. Related Party Transactions
     The following is a description of the transactions the Company has engaged in with the Company’s directors and officers and beneficial owners of more than five percent of the Company’s voting securities and their affiliates:
•	Harbinger Capital Partners Master Fund I Ltd. and Harbinger Capital Partners Special Situations Fund L.P. (collectively, “Harbinger”), a greater than 5% beneficial owner of the Company, has appointed two directors to the Company’s Board of Directors pursuant to the Plan of Reorganization.

•	Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd. (collectively, “Black Horse Capital”), a greater than 5% beneficial owner, has appointed one director to the Company’s Board of Directors pursuant to the Plan of Reorganization.

•	Barry Plost and Bernard L. Kasten, two former directors, were parties to the Subordinated Note Agreement between the Company and other note holders. During the nine months ended June 30, 2007 and 2006, the Company incurred related party interest expense of $312,862 and $367,500, respectively. As of September 30, 2006, the Company had $3,500,000 of long-term notes payable to related parties and $288,742 of accrued interest expense included in prepetition liabilities related to these subordinated notes. The debt was paid in full with the proceeds of the Rights Offering and the agreement was terminated in May 2007. The Company therefore had no liability for these notes at June 30, 2007.
11. Stockholders’ Equity
     As of September 30, 2006, the total number of shares outstanding was 14,282,948.
     In the nine months ended June 30, 2007, Board members exercised 25,000 options. In addition, the Company raised capital through the Rights Offering, which entitled each holder of common stock to purchase its pro rata share. Unexercised subscription rights were purchased by the backstop purchasers. Through the Rights Offering the Company issued 4,250,000 shares of common stock at $4.75 per share. The $20,187,500 raised through the Rights Offering was used to settle the claims and administrative cost of the bankruptcy. The Company incurred $610,729 of costs related to the Rights Offering.
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
     As of June 30, 2007, the total number of shares outstanding was 18,557,948.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.
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
     As of June 30, 2007, 797,008 shares of common stock remain available for future grants under the Plan. Options covering 211,492 shares of common stock have been exercised under the Plan. During the first three quarters of fiscal 2007, options to purchase 150,000 shares of common stock were issued under the Plan. Employees and members of the Board of Directors received options to purchase 70,000 shares and 80,000 shares of common stock, respectively. Through the nine months ended June 30, 2007, options to purchase 227,835 shares of common stock expired. In addition, options to purchase 25,000 shares of common stock were exercised. As of June 30, 2007, options to purchase 791,500 shares of common stock remained outstanding, of which 694,833 were exercisable.
Options Granted Outside of the Plan
     As of September 30, 2006, options to purchase 640,000 shares of common stock were issued outside of the Plan. For the nine months ended June 30, 2007, an additional option to purchase 250,000 shares of common stock was issued outside of the Plan. Options to purchase 160,000 shares of common stock expired during the same period. As of June 30, 2007, options to purchase 730,000 shares were outstanding, of which 30,000 were exercisable. The remaining 700,000 options vest in equal annual installments over a period of three years and have a maximum term of ten years.

     A summary of the Company’s options as of June 30, 2007 and changes during the nine months then ended is presented below:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Term	Aggregate
Options	Options	Exercise Price	(in Yrs)	Intrinsic Value
Outstanding September 30, 2006	1,534,335	$7.44

Granted	400,000	$6.21

Exercised	(25,000)	$5.93

Cancelled/Forfeited	(387,835)	$5.64

Outstanding June 30, 2007	1,521,500	$7.60	5.45	$889,150

Exercisable at June 30, 2007	724,833	$9.43	2.00	$279,416

13. Earnings Per Share
     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in accordance with the “if converted” method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and warrants.
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Loss from continuing operations	$(669,998)	$(641,306)	$(7,305,145)	$(6,660,682)
Loss from discontinued operations, net of income tax	(16,958)	(474,851)	(109,438)	(14,145,419)

Net loss	$(686,956)	$(1,116,157)	$(7,414,583)	$(20,806,101)

Denominator:
Weighted average common shares outstanding	16,351,629	14,082,966	14,972,508	13,943,149
Effect of dilutive securities:
Stock options[1]	—	—	—	—

Diluted weighted average common shares outstanding	16,351,629	14,082,966	14,972,508	13,943,149

Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$(0.05)	$(0.49)	$(0.48)
Discontinued operations	—	(0.03)	(0.01)	(1.01)

Net loss	$(0.04)	$(0.08)	$(0.50)	$(1.49)

[1]	Excluded from the calculation of diluted net loss per common share for the three months ended June 30, 2007 and 2006 were 1,570,722 and 1,554,939 shares, respectively, related to stock options because their effect was anti-dilutive. For the nine months ended June 30, 2007 and 2006, 1,714,138 and 1,834,011 shares, respectively, were excluded from the calculation of diluted net loss per common share related to stock options because their effect was anti-dilutive.

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
     The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Revenue and gross profit are deemed to be the most significant measurement of performance, since administrative expenses are not allocated or reviewed by management at the segment level. Therefore, management has not allocated research and development expense, selling, general and administrative expenses, interest expense or reorganization items to the segments. Amortization of intangibles is not allocated to the segment level and accordingly has not been included in this data. The impact of discontinued operations has also been excluded from the data disclosed here. The following segment financial statements have been prepared on the same basis as the Company’s financial statements.
     The Company’s segment information for the three months and nine months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Diagnostic & Biopharmaceutical Products	$8,771,970	$10,009,513	$26,528,780	$30,093,637
BioServices	3,189,493	2,850,378	9,332,364	8,273,498

Total revenue	$11,961,463	$12,859,891	$35,861,144	$38,367,135

Gross profit:
Diagnostic & Biopharmaceutical Products	$3,229,003	$5,097,256	$7,971,403	$12,188,739
BioServices	540,937	557,731	1,600,259	1,040,613

Total gross profit	$3,769,940	$5,654,987	$9,571,662	$13,229,352

15. Discontinued Operations, Genomics Collaborative
     On March 29, 2007, the Company and BioServe Technologies, LLC (“BioServe”) entered into an asset purchase agreement pursuant to which BioServe agreed to purchase certain assets principally used in the business the Company acquired from Genomics Collaborative, Inc. and assume certain limited liabilities of the business. Under the terms of the asset purchase agreement, the consideration consists of $2,000,000 cash, subject to reduction for inventory adjustments, and a 7.5% royalty on BioServe’s net sales related to the business for five years. The assets sold included $917,414 of fixed assets, certain intangible assets which were fully amortized and its library of specimens which had a carrying amount of $0. The Company recorded a gain on the sale of $791,661.
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
     The significant components of the Company’s results from discontinued operations, net of income taxes, for the three months and nine months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$948,422	$965,938	$2,784,970
Goodwill impairment	$—	$—	$—	$(12,576,595)
Pretax losses	$(16,958)	$(474,851)	$(901,099)	$(14,145,419)
Income tax benefit	$—	$—	$—	$—
Gain on disposal	$—	$—	$791,661	$—
Income tax on disposal	$—	$—	$—	$—
Net loss from discontinued operations	$(16,958)	$(474,851)	$(109,438)	$(14,145,419)
16. Intangibles
June 30, 2007

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset
Developed product technology	5	$150,000	$82,500	$67,500
Customer relationships	4-5	1,090,000	644,885	445,115
BBI trade name (see Note 18)	indefinite	5,220,000	—	5,220,000

		$6,460,000	$727,385	$5,732,615

September 30, 2006

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset
Developed product technology	5	$150,000	$60,000	$90,000
Customer relationships	4-5	1,090,000	469,007	620,993
BBI trade name (see Note 18)	indefinite	5,220,000	—	5,220,000

		$6,460,000	$529,007	$5,930,993

     Amortization expense for the three months ended June 30, 2007 and 2006 was $66,126, and $106,101, respectively. For the nine months ended June 30, 2007 and 2006, amortization expense was $198,378 and $324,542, respectively.
     The estimated aggregate amortization expense for intangible assets owned as of June 30, 2007 for the remainder of 2007 and for each of the succeeding years is as follows:

2007 (July 1 through September 30, 2007)	$66,126
2008	264,504
2009	181,985

$512,615

17. Employee Benefit Plans
     Employees of the Company participate in the Company’s 401(k) defined contribution plan (the “401(k) Plan”). Effective January 1, 2007, the company amended the 401(k) Plan to match employee contributions each pay period at a rate of 25% of eligible contributions to employees who had more than one year of service with the Company. Eligible contributions are defined as employee contributions up to a maximum of 6% of employee compensation. Total matching contributions made to the 401(k) Plan and charged to expense by the Company for the three months and nine months ended June 30, 2007 were $23,019 and $49,137, respectively.
     Prior to January 1, 2007, the Company only paid a discretionary matching contribution to the 401(k) Plan. The Company made an $183,765 discretionary matching contribution to the 401(k) Plan that was expensed and paid by the Company in February 2006 and distributed to the plan participants. This match was calculated as 20% of 401(k) elective deferrals up to 6% of employee gross compensation earned during the calendar year ended December 30, 2005.
18. Subsequent Events
     In the fourth quarter of fiscal 2007, as a result of the completion of a new branding strategy, SeraCare decided to phase out the BBI (Boston Biomedica, Inc.) brand name, resulting in a write-off of intangible assets of $5.2 million.
     On October 1, 2007, the Company entered into a lease agreement, pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts.  The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement.  The new campus expands upon space currently occupied by the Company at the Milford site.  Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater facility to its Milford facility. The Company’s Milford facility will house SeraCare’s entire Massachusetts operations of 130 employees, including the Company’s corporate headquarters. The renovations to the Milford facility will generate an increase in capital expenditures related to leasehold improvements net of a $1.2 million landlord allowance in fiscal 2008. In October 2007, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets was $2.0 million as of June 30, 2007. See Note 8, Leases.
     Future minimum rental obligations under the aforementioned lease agreement are as follows:

Fiscal Year Ended September 30,
2008	$637,637
2009	713,719
2010	770,664
2011	857,981
2012	880,759
Thereafter	5,079,549

$8,940,309

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the financial statements, related notes and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2007 which includes the audited financial statements for September 30, 2006.
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
     The Company emerged from bankruptcy protection under the Plan of Reorganization which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. As at least 50% of the existing shareholders continued to own the Company, we did not qualify for fresh-start accounting treatment. Each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company, Barry Plost, Bernard Kasten and Jacob Safier was terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering.
Business Overview
     SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. The Company’s innovative portfolio includes diagnostic controls plasma-derived reagents and molecular biomarkers and biobanking and contract research services. SeraCare’s quality systems, scientific expertise and state-of-the-art facilities support its customers in meeting the stringent requirements of the highly regulated life sciences industry.
     The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in-vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry. In March 2007, we sold some assets, including human clinical specimens and their accompanying medical information for use in drug discovery, as well as the assumption of some limited liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited.
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

Results of Operations
     The following table shows gross profit and expense items as a percentage of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
STATEMENT OF OPERATIONS DATA:	%	%	%	%
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	68.5	56.0	73.3	65.5

Gross profit	31.5	44.0	26.7	34.5
Research and development expense	0.9	0.8	0.8	1.0
Selling, general and administrative expenses	34.3	22.5	30.3	26.9
Reorganization items	0.5	21.5	13.7	19.4

Operating loss	(4.2)	(0.8)	(18.1)	(12.8)
Interest expense	(1.2)	(3.7)	(1.6)	(4.6)
Interest expense to related parties	(0.5)	(0.9)	(0.9)	(1.0)
Other income, net	0.3	0.4	0.3	1.0

Loss before income taxes	(5.6)	(5.0)	(20.3)	(17.4)
Income tax expense (benefit)	0.0	0.0	0.1	(0.1)

Net loss from continuing operations	(5.6)	(5.0)	(20.4)	(17.3)
Loss from discontinued operations, net of income tax	(0.1)	(3.7)	(0.3)	(36.9)

Net loss	(5.7)	(8.7)	(20.7)	(54.2)

Comparison of the quarters ended June 30, 2007 and June 30, 2006
Revenue
     The following table sets forth segment revenue in millions of dollars for the quarters ended June 30, 2007 and 2006, respectively:

	June 30,	June 30,	Percent
	2007	2006	change
Diagnostic & Biopharmaceutical Products	$8.8	$10.0	(12.0)%
BioServices	3.2	2.9	10.3%

Total revenue	$12.0	$12.9	(7.0)%

     Net revenue for the third quarter of 2007 decreased by 7.0%, or $0.9 million compared to the third quarter of 2006. Diagnostic & Biopharmaceutical Products revenue decreased by $1.2 million, a 12.0% decrease, and BioServices revenue increased by $0.3 million, a 10.3% increase. Diagnostic & Biopharmaceutical Products revenue decreased due to lower sales in animal, therapeutic grade albumin and disease state products, offset by strong sales in bulk human plasma. Our BioServices segment benefited from increases in repository services and contract research.
Gross Profit
     For the quarter ended June 30, 2007, the Company reported a gross profit of $3.8 million, or 31.5% of revenue, compared to a gross profit of $5.7 million, or 44.0% of revenue, for the quarter ended June 30, 2006. The overall decrease in gross profit was the result of the lower revenue discussed above and also the higher percentage of revenue generated from the BioServices segment, which has historically delivered lower margins than product revenue. In addition, we experienced increases in raw materials costs for Diagnostic & Biopharmaceutical Products due to increases in our sourced plasma costs stemming from worldwide shortages in plasma.
Research and Development Expense
     Research and development expense totaled $0.1 million, or 0.9% of revenue, for the quarter ended June 30, 2007 and $0.1 million, or 0.8% of revenue for the quarter ended June 30, 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $4.1 million, or 34.3% of revenue, in the third quarter of fiscal 2007 from $2.9 million, or 22.5% of revenue, in the third quarter of fiscal 2006 due to stock-based compensation expense of $0.8 million for the quarter ended June 30, 2007 compared to $0.3 million in fiscal 2006 and increases in headcount and sales and marketing initiatives.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization and litigation. These expenses totaled $0.1 million in the third quarter of fiscal 2007 as compared to $2.8 million in the third quarter of fiscal 2006.
Interest Expense
     Interest expense totaled $0.1 million in the quarter ended June 30, 2007 and $0.5 million in the quarter ended June 30, 2006. The Company paid the Senior Debt and related parties debt in full during the quarter ended June 30, 2007. Interest expense to related parties totaled $0.1 million in the third quarter of fiscal 2007 and fiscal 2006.
Net Loss from Continuing Operations
     As a result of the above, net loss from continuing operations for the quarter ended June 30, 2007 totaled $0.7 million compared to a net loss of $0.6 million for the quarter ended June 30, 2006.
Loss from Discontinued Operations
     Losses from discontinued operations were generated by the sale of the Genomics Collaborative division of the business in March 2007. Losses related to that business unit totaled $0.5 million in the quarter ended June 30, 2006 and was zero in the quarter ended June 30, 2007 as this operation was sold in March 2007.
Net Loss and Net Loss Per Share
     Net loss was $0.7 million in the quarter ended June, 30, 2007, compared to a net loss of $1.1 million in the quarter ended June 30, 2006. Net loss per share on a basic and diluted basis was $0.04 for the quarter ended June 30, 2007 compared to $0.08 for the quarter ended June 30, 2006.
Comparison of the nine months ended June 30, 2007 and June 30, 2006
Revenue
     The following table sets forth segment revenue in millions of dollars for the nine months ended June 30, 2007 and 2006, respectively:

	June 30,	June 30,	Percent
	2007	2006	change
Diagnostic & Biopharmaceutical Products	$26.5	$30.1	(12.0)%
BioServices	9.4	8.3	13.3%

Total revenue	$35.9	$38.4	(6.5)%

     Revenue for the nine months ended June 30, 2007 declined by 6.5%, or $2.5 million, to $35.9 million from $38.4 million in the nine months ended June 30, 2006. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $3.6 million, a 12.0% decrease, while BioServices revenue increased by $1.1 million, a 13.3% increase. Diagnostic & Biopharmaceutical Products revenue fell in the fiscal 2007 period as a result of the challenges in converting new customers and maintaining existing customers while we were in bankruptcy proceedings and rebuilding our sales force. Revenue for our BioServices segment increased in the same period due to an increase in work under three government contracts as well as the addition of a new commercial repository contract to provide clinical trial repository services.
Gross Profit
     Gross profit margin declined to 26.7% in the nine months ended June 30, 2007 from 34.5% in the prior year period. The overall decrease in gross profit was the result of the lower revenue discussed above and also the higher percentage of revenue generated from the BioServices segment, which has historically delivered lower margins than product revenue. In addition, we experienced increases in raw materials costs for Diagnostic & Biopharmaceutical Products due to increases in our sourced plasma costs stemming from worldwide shortages in plasma. We also received less favorable pricing and terms from many vendors during the period in which we were operating as a debtor-in-possession.
Research and Development Expense
     Research and development expense totaled $0.3 million, or 0.8% of revenue, in the nine months ended June 30, 2007 and $0.4 million, or 1.0% of revenue, in the nine months ended June 30, 2006. Our research and development activities are focused around development of new controls and panels, as well as refinement of existing control and panel product lines. In the fiscal 2007 period, we launched five new panel products in addition to introducing our ELISpot assay kit, which is an in vitro measure of cellular immunity. We plan to increase our research and development spending in fiscal 2008 as we emphasize the creation of new products and technologies.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $10.8 million, or 30.3% of revenue for the nine months ended June 30, 2007, from $10.3 million, or 26.9% of revenue for the nine months ended June 30, 2006. Excluding the effects of stock-based compensation expense included in selling, general and administrative expense of $1.9 million and $0.5 million in the nine months ended June 30, 2007 and 2006, respectively, selling, general and administrative expenses decreased by $0.9 million compared to the prior year. The reduction was mainly due to the elimination of eight accounting and administrative positions when we closed the facilities in Oceanside, California and consolidated the operations and headquarters into our Massachusetts facilities, and the reorganization of our sales force, which occurred during the fiscal 2007 period.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization and litigation. These expenses totaled $4.9 million and $7.4 million for the nine months ended June 30, 2007 and 2006, respectively.
Interest Expense
     Interest expense totaled $0.6 million for the nine months ended June 30, 2007 and $1.8 million for the nine months ended June 30, 2006. The decrease in interest expense is due to a lower level of borrowed funds in the fiscal 2007 period compared to the fiscal 2006 period resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full payment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.3 million for the nine months ended June 30, 2007 and $0.4 million for the nine months ended June 30, 2006. The related parties debt was paid in full during the quarter ended June 30, 2007.
Income Tax Expense
     Income tax expense or benefit was immaterial in the fiscal 2007 period and the fiscal 2006 period.
Net Loss from Continuing Operations
     As a result of the above, net loss from continuing operations for the first three quarters of 2007 totaled $7.3 million compared to a net loss of $6.7 million for the first three quarters of 2006.
Loss from Discontinued Operations
     Losses from discontinued operations were generated by the Genomics Collaborative division of the business which was sold in March 2007. Losses related to that segment totaled $0.1 million for the first three quarters of 2007 which included a gain on the sale of $0.8 million as compared to losses of $14.1 million for the first three quarters of 2006 which included a $12.6 million impairment of goodwill.

Net Loss and Net Loss Per Share
     Net loss was $7.4 million for the nine months ended June 30, 2007 compared to a net loss of $20.8 million for the nine months ended June 30, 2006. Net loss per share on a basic and fully diluted basis was $0.50 in the fiscal 2007 period compared to $1.49 in the fiscal 2006 period.
Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	For the period ended June 30,
	2007	2006
Net cash used in operating activities	$(10.7)	$(3.0)

Net cash provided by (used in) investing activities	1.7	(4.5)

Net cash provided by (used in) financing activities	5.1	(3.1)

Net decrease in cash and cash equivalents	$(3.9)	$(10.6)

     As of June 30, 2007, our cash balance was $9.7 million, a decline of $3.9 million from our cash balance as of September 30, 2006. During the nine months ended June 30, 2007, we had a net loss of $7.4 million. Excluding non-cash charges of approximately $2.9 million, the net loss would have been $4.5 million. In addition, we raised $19.6 million in our Rights Offering (net of offering costs), which was used to pay off our then-existing debt and other bankruptcy liabilities of approximately $22.8 million, resulting in a net cash outflow of $3.2 million. Other sources and uses of cash for the nine months ended June 30, 2007 included: $2.0 million in proceeds from the sale of the Genomics Collaborative division; a decrease in prepaid expenses of $0.5 million; an increase in accounts payable and accrued liabilities of $2.5 million as we negotiated more favorable payment terms with vendors after emerging from bankruptcy; a decrease in accounts receivable of $1.4 million resulting from a renewed focus on cash collections; and investments in inventory of $1.9 million.
     We had a current ratio of 4.0 to 1 as of June 30, 2007 compared to 1.3 to 1 as of September 30, 2006. Total liabilities as of June 30, 2007 were $9.3 million compared to $29.5 million as of September 30, 2006. The total debt to equity ratio as of June 30, 2007 was 0.04 compared to 0.39 as of September 30, 2006.
     We believe our current cash on hand and future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2008. Furthermore, our availability under our credit agreement with Merrill Lynch Capital provides an additional source of liquidity should it be required.
Operating Cash Flows
     Cash used in operating activities was $10.7 million for the nine months ended June 30, 2007, an increase of $7.7 million compared to the nine months ended June 30, 2006. The net loss for the first three quarters was less in fiscal 2007 by $13.4 million and non-cash charges were also lower by $12.2 million. Other changes in operating items were largely driven by the emergence from bankruptcy, including the payment of most prepetition liabilities during the first three quarters of 2007, a decrease in prepaid expenses and an increase in accounts payable as the Company was no longer required to pay a majority of its vendors in advance or immediately upon invoice. Since our emergence from bankruptcy, we have worked to renegotiate terms with vendors, which has had a favorable impact on cash.
Investing Cash Flows
     Cash provided by investing activities was $1.7 million for the nine months ended June 30, 2007, an increase of $6.3 million compared to cash used of $4.6 million for the nine months ended June 30, 2006. During the first three quarters of 2006, the Company spent $3.6 million to acquire certain assets of the Celliance division of Serologicals Corporation. During the nine months ended June 30, 2007 the Company received $2.0 million for the sale of the Genomics Collaborative division to BioServe. Capital expenditures were $0.4 million lower in the nine months ended June 30, 2007 than in the same period of 2006 because some routine projects were put on hold until we emerged from bankruptcy.

Financing Cash Flows
     Cash provided by financing activities was $5.1 million in the first three quarters of 2007 compared to cash used of $3.1 million in the first three quarters of 2006. In the third quarter of 2007, the Company raised $19.6 million (net of offering costs) in the Rights Offering and paid off then-existing senior debt of $10.5 million and subordinated debt of $3.5 million during the nine months ended June 30. In fiscal 2006, we received cash of $15.0 million as we entered into a new Revolving/Term Credit and Security Agreement in October 2005, then subsequently made payments on our senior debt of $18.4 million during the nine months ended June 30, 2006.
Off-Balance Sheet Arrangements
     During the first nine months of fiscal 2007, we were not party to any off-balance sheet arrangements.
Debt
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. The revolving loan facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the revolving loan outstanding balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of June 30, 2007, we had not drawn down on the line of credit. As of the same date, we had $6.8 million available for borrowing at an interest rate of 8.07%.
     The Company is also subject to an Assumption and Modification Agreement, dated September 14, 2004, between the Company and Commerce Bank & Trust Company which is secured by a mortgage on the Company’s West Bridgewater facility. At June 30, 2007, the principal amount outstanding under the promissory note related to this assumption agreement is approximately $2.1 million.
Critical Accounting Policies and Estimates
     We have determined that for the periods reported in our Form 10-Q for the quarter ended June 30, 2007, the following accounting policies and estimates are critical in understanding the financial condition and results of our operations.
     Revenue Recognition. Revenue from the sale of products is recognized when we meet all of the criteria specified in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). These criteria include:
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
     Inventory valuation. Inventory consists primarily of human blood plasma and products derived from human blood plasma.  Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. We review inventory periodically for impairment based upon factors related to usability and fair market value and provide a reserve where necessary to ensure the inventory is appropriately valued.  A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. The Company’s recorded inventory reserve was $2.2 million and $1.8 million as of June 30, 2007 and September 30, 2006, respectively.
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
     Stock-Based Compensation. On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Prior to the adoption of SFAS 123R and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We used the modified prospective method when we adopted SFAS 123R and, accordingly, did not restate the results of operations for the prior periods. Compensation expense of $1.9 million and $0.5 million was recognized in the nine months ended June 30, 2007 and 2006, respectively, for all awards granted on or after October 1, 2005 as well as for the unvested portion of awards granted before October 1, 2005.
     Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our stock awards and stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a graded vesting method over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated to reflect actual forfeitures of unvested awards and other known events. Management believes this graded vesting methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method.
     Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term was calculated using Staff Accounting Bulletin No. 107, “Simplified Method for Estimating the Expected Term.” Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.
     Accounting for Income Taxes. As part of the process of preparing consolidated financial statements, management is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the balance sheet.  Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the statement of operations will result.
     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets.  We have recorded a valuation allowance of $19.2 million as of June 30, 2007 and September 30, 2006 due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position.  Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position.
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
     The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2008. The Company is currently assessing the impact of this statement.
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
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”
     On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this statement on October 1, 2009. The Company is currently assessing the impact of this statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of June 30, 2007, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $2.1 million and (ii) cash and cash equivalents of $9.7 million, substantially all of which are collateralized by short-term federal government securities. Our mortgage debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate long-term debt were to change by one percentage point from levels at June 30, 2007, we estimate that the fair value of that debt will change by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because substantially all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at June 30, 2007.
Item 4. Controls and Procedures
     On December 15, 2005, the chairman of the Company’s Audit Committee received a letter from Mayer Hoffman McCann P.C. (“MHM”), our independent registered public accounting firm, a copy of which was presented to our Board of Directors, in which MHM raised concerns with respect to the Company’s financial statements, accounting documentation and the ability of MHM to rely on representations of the Company’s management. Following an investigation by the Audit Committee in March 2006, the Company announced that previously issued financial statements in quarterly reports for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, should no longer be relied upon. Since March 2006 the Company has implemented several improvements to the internal control system (see Changes in Internal Controls).

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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the quarter ending June 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. The Company was unable to complete and file its Form 10-Q for the quarter ended June 30, 2007 by the prescribed filing date without unreasonable effort and expense due to the fact that it spent significant resources on completing its financial statements and obtaining audits for fiscal years 2005, 2006 and 2007. The Company also had issues with staffing and accumulating documentation associated with the challenges and volume of work and information necessary to complete three years of financial statements and audits that were required for the September 30, 2007 Form 10-K. These matters negatively impacted the Company’s ability to timely finalize its accounting documentation and analyses necessary to accurately prepare its financial statements which were to be included in its quarterly report on Form 10-Q for the quarter ended June 30, 2007 by the prescribed filing date. This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the March 2006 investigation and report by the Company regarding its financial reporting issues, management has implemented several safeguards to address, among other things, the matters noted in MHM’s letter to management, as well as to prepare us for eventual compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The Company’s efforts included (1) hiring a new management team, including the Chief Executive Officer, Chief Financial Officer, and key members of the finance staff, (2) hiring a business advisory and consulting firm to reassess the design of our internal controls to facilitate documentation of the process, evaluation and identification of the key controls, and initiation of the testing process, (3) educating all employees on compliance with the requirements of the Sarbanes-Oxley Act, (4) establishing a new whistleblower hotline, (5) ensuring that no member of the financial staff serves as a director on our Board, (6) limiting purchasing authority, and (7) implementing additional controls to ensure segregation of responsibilities. Upon the Company’s emergence from bankruptcy in May 2007, the Board of Directors approved new internal control policies, including a Whistleblowing Policy, a Insider Trader Policy, Corporate Governance Guidelines, a Code of Ethics for the Chief Executive and senior financial officers and a Code of Business Conduct and Ethics.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended June 30, 2007, the information required in response to this Item is set forth in Note 7 to our condensed interim Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     You should carefully consider the risks described below and other information in this quarterly report. Our business, financial condition, and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.
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
     Although we provide products and services to many customers, a significant portion of our revenue is generated from a few of our larger customers. For the nine months ended June 30, 2007, our top five customers accounted for 45.8% of our revenue from continuing operations. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

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
     International sales accounted for 23% of our revenue from continuing operations during the nine months ended June 30, 2007. We anticipate that international sales will continue to account for a significant percentage of our revenue. Risks associated with these sales include:
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
     Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In June 2007, we entered into a $10.0 million senior secured credit facility with Merrill Lynch Capital. As of June 30, 2007, we had not drawn down on the line of credit. As of the same date, we had $6.8 million available for borrowing at an interest rate of 8.07%. Our ability to finance future acquisitions under our senior credit facility will be subject to certain conditions as set forth in the credit agreement as well as the level of available borrowing at that time. Even if we are able to access our credit facility for future acquisitions, we cannot assure you that our borrowing capacity under the credit facility, combined with cash generated from operations, will be sufficient to implement our growth strategy. In such event, we may need to raise additional capital. If we raise additional capital through borrowings, we may become subject to restrictive covenants. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Any inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, financial condition, and operating results.
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
     As of June 30, 2007, Harbinger and Black Horse Capital were beneficial owners of approximately 23.3% and 8.2%, respectively, of the Company’s common stock. Under the Plan of Reorganization, Harbinger appointed two members and Black Horse Capital appointed one member to the Company’s Board of Directors. Therefore, Harbinger and Black Horse Capital have power to exert significant influence on our management and policies.
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
     Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, our two facilities in Maryland store approximately 17 million biological samples for our government and commercial customers, and such samples are irreplaceable. Additionally, our Milford facility is our primary manufacturing plant. Although we believe that our back-up power sources are sufficient in an emergency situation, an earthquake, fire, other disaster or power outage at any of these locations would have a material adverse effect on our business, financial condition and results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover terrorism nor all natural disasters, in particular, floods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     Set forth below is information regarding shares of common stock issued, and options granted, by us during the quarter ended June 30, 2007 that were not registered under the Securities Act of 1933 (the “Securities Act”). Also included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.
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
3. On May 18, 2007, the Company granted options to non-employee directors to purchase 80,000 shares of the Company’s common stock at an exercise price of $7.50/share.
     No general solicitation was made in the United States by us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and certificates for the shares contain appropriate legends stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.
Item 3. Defaults upon Senior Securities
     As discussed in Note 4 to the condensed interim Financial Statements contained in this report, on March 22, 2006, SeraCare Life Sciences, Inc., a California corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On February 21, 2007, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated. Accordingly, each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company and Barry Plost, Bernard Kasten and Jacob Safier was terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering and we were no longer in default under these agreements. See Note 6 to the financial statements contained in this report for additional information regarding these agreements.
     As of June 30, 2007, the Company was in default under a real property mortgage note for failure to provide annual audited financial statements. This default was cured on January 31, 2008 when the Company provided audited financials for fiscal 2005, 2006 and 2007. The Company is no longer in default and is currently in compliance with all covenants under the real property mortgage note.
Item 6. Exhibits
(a) Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
/s/ Gregory Gould
By: Gregory Gould
Title:	Chief Financial Officer, Treasurer and Secretary

Date: May 15, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.