Form 10-Q
period 2008-03-31
SERACARE LIFE SCIENCES INC
filed 2008-05-15
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (508) 244-6400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock outstanding as of April 30, 2008 was 18,563,476.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended		For the six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue	$12,530,143	$13,989,309	$25,156,462	$23,899,681

Cost of revenue	7,817,189	10,657,971	16,345,025	18,097,959

Gross profit	4,712,954	3,331,338	8,811,437	5,801,722

Research and development expense	416,453	107,994	787,629	180,981
Selling, general and administrative expenses	4,113,270	3,379,540	7,831,481	6,748,581
Reorganization items	396,184	3,667,159	1,011,990	4,863,659

Operating loss	(212,953)	(3,823,355)	(819,663)	(5,991,499)

Interest expense	(94,638)	(197,428)	(200,071)	(440,648)
Interest expense, related parties	—	(108,889)	—	(248,889)
Other income, net	3,040	28,782	49,926	84,499

Loss before income taxes	(304,551)	(4,100,890)	(969,808)	(6,596,537)

Income taxes	26,100	24,003	27,900	38,610

Loss from continuing operations	(330,651)	(4,124,893)	(997,708)	(6,635,147)

Income (loss) from discontinued operations, net of income tax	—	207,717	—	(92,480)

Net loss	$(330,651)	$(3,917,176)	$(997,708)	$(6,727,627)

Basic and diluted net income (loss) per common share
Continuing operations	$(0.02)	$(0.29)	$(0.05)	$(0.46)
Discontinued operations	—	0.02	—	(0.01)

Net loss	$(0.02)	$(0.27)	$(0.05)	$(0.47)

Weighted average shares outstanding

Basic and diluted	18,561,239	14,282,948	18,559,966	14,282,948

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	March 31,	September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$5,989,308	$9,523,950
Accounts receivable, less allowance for doubtful accounts of $245,000 and $175,000 as of March 31, 2008 and September 30, 2007, respectively	7,943,034	6,590,602
Taxes receivable	1,476,016	1,726,386
Inventory	10,980,200	7,316,515
Prepaid expenses and other current assets	424,414	333,305

Total current assets	26,812,972	25,490,758
Property and equipment, net	4,544,653	4,245,716
Assets held for sale	1,914,330	—
Goodwill	27,362,559	27,362,559
Other intangible assets	314,237	446,489
Other assets	694,225	894,223

Total assets	$61,642,976	$58,439,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,470,878	$2,201,256
Prepetition liabilities	136,247	198,612
Accrued expenses	2,697,039	2,818,700
Current portion of long term debt	213,501	187,771

Total current liabilities	7,517,665	5,406,339
Long-term debt	1,989,846	2,111,368
Other liabilities	1,685,700	397,544

Total liabilities	11,193,211	7,915,251

Commitments
Stockholders’ equity
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,561,396 and 18,557,948 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively	18,561	18,558
Additional paid-in capital	100,659,770	99,736,794
Retained earnings (deficit)	(50,228,566)	(49,230,858)

Total stockholders’ equity	50,449,765	50,524,494

Total liabilities and stockholders’ equity	$61,642,976	$58,439,745

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the six months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(997,708)	$(6,727,627)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	654,308	690,674
Amortization of deferred financing expenses	89,938	—
Bad debt expense	47,614	631
Write-down of inventory	930,324	523,920
Loss on disposal of fixed assets	11,691	—
Gain on disposition of certain assets of Genomics Collaborative division	—	(791,661)
Stock based compensation	922,979	1,102,169
(Increase) decrease from changes:
Accounts receivable	(1,400,046)	239,676
Taxes receivable	250,370	38,610
Inventory	(4,594,009)	(861,892)
Prepaid expenses and other current assets	(91,109)	226,634
Other assets	110,060	135,000
Increase (decrease) from changes:
Accounts payable	2,269,622	905,129
Prepetition liabilities	(62,365)	2,267,300
Accrued expenses and other liabilities	(40,243)	1,080,668

Net cash used in operating activities	(1,898,574)	(1,170,769)

Cash flows from investing activities:
Purchases of property and equipment	(2,747,014)	(233,024)
Proceeds from the disposition of certain assets of Genomics Collaborative division	—	2,000,000
Proceeds from landlord for leasehold improvements	1,206,738	—

Net cash provided by (used in) investing activities	(1,540,276)	1,766,976

Cash flows from financing activities:
Repayments of long-term debt	(95,792)	(4,561,207)
Deferred financing expenses	—	(80,000)
Rights Offering issuance costs	—	(601,484)

Net cash used in financing activities	(95,792)	(5,242,691)

Net decrease in cash and cash equivalents	(3,534,642)	(4,646,484)
Cash and cash equivalents, beginning of period	9,523,950	13,560,768

Cash and cash equivalents, end of period	$5,989,308	$8,914,284

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the six months ended March 31, 2008 and 2007 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2007 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2007 financial statements.
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
3. Reorganization
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become compliant with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.4 million and $3.7 million in the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, reorganization items totaled $1.0 million and $4.9 million, respectively.
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
     Inventory consists of the following:

	March 31,	September 30,
	2008	2007
Raw materials and supplies	$1,905,598	$1,244,399
Work-in process	1,738,958	1,126,113
Finished goods	10,073,335	7,156,639

Gross inventory	13,717,891	9,527,151
Reserve for obsolete inventory	(2,737,691)	(2,210,636)

Net inventory	$10,980,200	$7,316,515

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
6. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and anticipates moving the manufacturing operations from West Bridgewater to Milford by the end of fiscal 2008. The Milford facility will house SeraCare’s entire Massachusetts operations of approximately 140 employees, including the Company’s corporate headquarters. The renovations to the Milford facility have generated an increase in capital expenditures related to leasehold improvements. The Company has been reimbursed $1.2 million by the landlord and has recorded a deferred lease liability which will be recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. The Company also leases various equipment under capital leases.
     Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital	Operating	Total
	Leases	Leases	Leases
Fiscal years ended September 30, except where noted

2008 (April 1, 2008 through September 30, 2008)	$53,492	$1,132,201	$1,185,693
2009	106,984	2,304,743	2,411,727
2010	34,439	2,403,099	2,437,538
2011	19,930	2,538,307	2,558,237
2012	12,766	2,619,312	2,632,078
Thereafter	—	12,273,842	12,273,842

Total Minimum Lease Payments	227,611	$23,271,504	$23,499,115

Less: amounts representing interest	(24,194)

Present value of future minimum capital lease payments	$203,417

7. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement with the intention of moving its headquarters to its Milford facility. As a result, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of March 31, 2008.

8. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2008	2007
Real property mortgage note	$1,999,930	$2,052,209
Capital leases	203,417	246,930

Total debt	2,203,347	2,299,139
Less current portion	(213,501)	(187,771)

Total long-term debt	$1,989,846	$2,111,368

Revolving Credit Facility
     The Company entered into a three-year Credit and Security Agreement, dated June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. The Company pays 0.50% per annum as an unused line fee. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of March 31, 2008, $7.2 million was available for borrowing at an interest rate of 5.45%. There have been no draw downs on the line of credit during the three or six month periods ended March 31, 2008.
Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The outstanding principal balance under the Note bears interest at a rate per annum equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of March 31, 2008 was 6.00%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.
9. Income Taxes
     The Company adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s condensed financial position, results of operations or cash flows.
10. Rights Offering Issuance Costs
     Rights offering issuance costs were related to the rights offering which occurred in May 2007. The Company initiated the rights offering to raise capital to finance its exit from bankruptcy.
11. Discontinued Operations, Genomics Collaborative
     On March 29, 2007, the Company and BioServe Technologies, LLC (“BioServe”) entered into an asset purchase agreement pursuant to which BioServe agreed to purchase certain assets principally used in the business the Company acquired from Genomics Collaborative and assumed certain limited liabilities of the business. Under the terms of the asset purchase agreement, the consideration consisted of $2.0 million cash, subject to reduction for inventory adjustments, and a 7.5% royalty on BioServe’s net sales related to the business for five years. The assets sold included $0.9 million of fixed assets, certain intangible assets which were fully amortized and its library of specimens which had a carrying amount of $0. The Company recorded a gain on the sale of $0.8 million.

12. Stockholders’ Equity
     The Company is authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.
     On January 8, 2008 and November 14, 2007, the non-employee directors were issued a total of 1,784 and 1,664 shares of the Company’s common stock, respectively.
     As of March 31, 2008, the total number of shares outstanding was 18,561,396.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.
13. Stock-Based Compensation Plans
     SeraCare has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan (the “Plan”), which are described in further detail in SeraCare’s Annual Report on Form 10-K for the year ended September 30, 2007. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest either immediately or over one year. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payments”, compensation cost for stock-based awards recognized during the three and six months ended March 31, 2008 and 2007 was a follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Stock options	$504,697	$513,325	$903,005	$1,102,169
A summary of the Company’s options as of March 31, 2008 and changes during the six months ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2007	1,441,500	$7.57
Granted	490,000	$5.35
Exercised	—	$—
Forfeited/Expired	(112,500)	$5.22

Outstanding March 31, 2008	1,819,000	$7.11

Exercisable at March 31, 2008	819,833	$8.89

          As of March 31, 2008, options to purchase 466,060 shares of common stock remain available for future grants under the Plan.
          As of March 31, 2008, options to purchase 700,000 shares of common stock were issued outside the Plan, of which 233,333 were exercisable. During fiscal 2008, no additional options to purchase shares of common stock were issued outside of the Plan. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
          During the three and six months ended March 31, 2008, the Company granted 1,784 and 3,448 shares of common stock to the non-employee directors under the Plan respectively. The fair value of which was expensed to selling, general and administrative during the period. The Company recognized the entire expense during the quarter. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.

14. Earnings Per Share
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
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net loss from continuing operations	$(330,651)	$(4,124,893)	$(997,708)	$(6,635,147)
Income (loss) from discontinued operations, net of income tax	—	207,717	—	(92,480)

Net Loss	$(330,651)	$(3,917,176)	$(997,708)	$(6,727,627)

Denominator:
Weighted average common shares outstanding	18,561,239	14,282,948	18,559,966	14,282,948
Effect of dilutive securities:
Stock options(1)	—	—	—	—

Diluted weighted average common shares outstanding	18,561,239	14,282,948	18,559,966	14,282,948

Basic and diluted net loss per common share:
Continuing operations	$(0.02)	$(0.29)	$(0.05)	$(0.46)
Discontinued operations	—	0.02	—	(0.01)

Net loss	$(0.02)	$(0.27)	$(0.05)	$(0.47)

(1)	Excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2008 and 2007 were 1,789,522 and 1,603,482 shares, respectively, related to stock options because their effect was anti-dilutive. For the six months ended March 31, 2008 and 2007, 1,680,052 and 1,790,681 shares, respectively, were excluded from the calculation of diluted net loss per common share related to stock options because their effect was anti-dilutive.
15. Segment Information
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
     The Company’s segment information for the three months and six months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue:

Diagnostic and Biopharmaceutical Products	$8,807,984	$10,808,716	$17,908,617	$17,756,810

BioServices	3,722,159	3,180,593	7,247,845	6,142,871

Total revenue	$12,530,143	$13,989,309	$25,156,462	$23,899,681

Gross Profit:

Diagnostic and Biopharmaceutical Products	$3,662,185	$2,861,377	$6,732,653	$4,742,400

BioServices	1,050,769	469,961	2,078,784	1,059,322

Total gross profit	$4,712,954	$3,331,338	$8,811,437	$5,801,722

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
Results of Operations
     The following table shows gross profit and expense items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	%	%	%	%
Revenue	100.0	100.0	100.0	100.0

Cost of revenue	62.4	76.2	65.0	75.7

Gross profit	37.6	23.8	35.0	24.3

Research and development expense	3.3	0.7	3.2	0.8
Selling, general and administrative expenses	32.8	24.2	31.1	28.2
Reorganization items	3.2	26.2	4.0	20.4

Operating loss	(1.7)	(27.3)	(3.3)	(25.1)

Interest expense	(0.7)	(1.4)	(0.8)	(1.8)
Interest expense, related parties	—	(0.8)	—	(1.0)
Other income (expense), net	—	0.2	0.2	0.3

Loss before income taxes	(2.4)	(29.3)	(3.9)	(27.6)

Income taxes	0.2	0.2	0.1	0.2

Loss from continuing operations	(2.6)	(29.5)	(4.0)	(27.8)

Income (loss) from discontinued operations, net of income tax	—	1.5	—	(0.3)

Net loss	(2.6)	(28.0)	(4.0)	(28.1)

Comparison of periods ended March 31, 2008 and March 31, 2007
Revenue
     The following table sets forth segment revenue in millions of dollars for the periods ended March 31, 2008 and 2007:

	Three Months Ended			Six Months Ended
	March 31,	March 31,	Percent	March 31,	March 31,	Percent
	2008	2007	Change	2008	2007	Change
Diagnostic and Biopharmaceutical Products	$8.8	$10.8	(19%)	$17.9	$17.8	1%
BioServices	3.7	3.2	16%	7.3	6.1	20%

Total revenue	$12.5	$14.0	(11%)	$25.2	$23.9	5%

     Revenue for the three months ended March 31, 2008 decreased by 11%, or $1.5 million, to $12.5 million from $14.0 million in the three months ended March 31, 2007. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.0 million, a 19% decrease, while BioServices revenue increased by $0.5 million, a 16% increase. Diagnostic & Biopharmaceutical Products revenue had nominal sales from therapeutic grade albumin products during the current quarter as compared to $4.4 million in the three months ended March 31, 2007. This revenue has historically been variable and is not expected to be significant during the remainder of the year due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade albumin products, our core manufactured products increased $2.4 million, or 38%, due to organic growth. Revenue for our BioServices segment increased $0.5 million in the three months ended March 31, 2008 due to increased testing services to non-government entities. The increase also included $0.2 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods.
For the six months ended March 31, 2008, revenue increased by 5%, or $1.3 million, to $25.2 million from $23.9 million in the six months ended March 31, 2007. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $0.1 million, a 1% increase, while BioServices revenue increased by $1.2 million, a 20% increase. For the reasons discussed above, Diagnostic & Biopharmaceutical Products revenue included $2.6 million from therapeutic grade albumin products for the first six months of fiscal 2008 as compared to $5.6 million in the six months ended March 31, 2007. Excluding therapeutic grade albumin products, our core manufactured products increased $3.2 million, or 26%, due to organic growth. Revenue for our BioServices segment increased $1.2 million in the six months ended March 31, 2008 due to increased testing services to non-government entities and $0.7 million billed pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods.
Gross Profit
     Gross profit margin increased to $4.7 million, or 37.6% of revenue, for the quarter ended March 31, 2008 from $3.3 million or 23.8% of revenue for the quarter ended March 31, 2007. For the six months ended March 31, 2008, gross profit margin increased to $8.8 million, or 35.0% of revenue, as compared to $5.8 million, or 24.3% of revenue, for the six months ended March 31, 2007. The increase in gross profit was mainly due to the benefit of achieving higher revenue in our core manufactured products, as compared to therapeutic grade albumin products, which have lower margins, and improved margin rates due to increased pricing in fiscal 2008. Our margin rates also benefited by $0.2 million and $0.7 million for the three and six month periods ended March 31, 2008, respectively, from billings pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods.
Research and Development Expense
     Research and development expense totaled $0.4 million, or 3.3% of revenue, and $0.8 million, or 3.2% of revenue, for the three and six month periods ended March 31, 2008 compared to $0.1 million, or 0.7% of revenue, and $0.2 million, or 0.8% of revenue, for the three and six month periods ended March 31, 2007. As part of our strategic plan, we have increased spending on research and development activities in fiscal 2008 as we emphasize the creation of new products and technologies.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $4.1 million, or 32.8% of revenue, and $7.8 million, or 31.1% of revenue, for the three and six month periods ended March 31, 2008 compared to $3.4 million, or 24.2% of revenue, and $6.7 million, or 28.2% of revenue, for the three and six month periods ended March 31, 2007. These increases primarily reflect the impact of building a new management team and filling positions that were vacant in the first half of fiscal 2007, increased accounting and legal fees and additional marketing expenses associated with the rebranding strategy which was initiated in late fiscal 2007.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation and efforts to become compliant with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.4 million and $1.0 million for the three and six month periods ended March 31, 2008, respectively, as compared to $3.7 million and $4.9 million for the three and six month periods ended March 31, 2007, respectively.
Operating Loss
     Operating loss resulted from the factors above and included reorganization items as well as stock-based compensation expense. Operating loss was $0.2 million and $0.8 million for the three and six month periods ended March 31, 2008, respectively, which included stock-based compensation expense and reorganization expense totaling $0.9 million and $1.9 million for the three and six month periods ended March 31, 2008, respectively, as compared to operating loss of $3.8 million and $6.0 million for the three and six month periods ended March 31, 2007, respectively, which included stock-based compensation expense and reorganization expense totaling $4.2 million and $6.0 million for the three and six month periods ended March 31, 2007, respectively.
Interest Expense
     Interest expense totaled $0.1 million and $0.2 million for the three and six month periods ended March 31, 2008, respectively, as compared to $0.2 million and $0.5 million for the three and six month periods ended March 31, 2007, respectively. The decrease in interest expense is due to a lower level of borrowed funds in fiscal 2008 compared to the same period in fiscal 2007 resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full repayment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.1 million and $0.2 million for the three and six month periods ended March 31, 2007, respectively. Notes payable to related parties were repaid in full in May 2007.
Net Loss from Continuing Operations
     As a result of the above, net loss from continuing operations was $0.3 million and $1.0 million for the three and six month periods ended March 31, 2008, respectively, as compared to $4.1 million and $6.6 million for the three and six month periods ended March 31, 2007, respectively.
Income (loss) from Discontinued Operations
     Income (loss) from discontinued operations was generated by the Genomics Collaborative division of the business which was sold in March 2007. Income related to that division totaled $0.2 million in the three months ended March 31, 2007, which included a gain on the sale of $0.8 million. The division generated losses of $0.1 million for the six months ended March 31, 2007.
Net Loss and Net Loss Per Share
     Net loss was $0.3 million and $1.0 million for the three and six month periods ended March 31, 2008, respectively, as compared to a net loss of $3.9 million and $6.7 million for the three and six month periods ended March 31, 2007, respectively. Net loss per share on a basic and diluted basis was $0.02 and $0.05 for the three and six month periods ended March 31, 2008, respectively, as compared to $0.27 and $0.47 for the three and six month periods ended March 31, 2007, respectively.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the six month periods indicated (in millions):

	March 31,	March 31,
	2008	2007
Net cash used in operating activities	$(1.9)	$(1.2)
Net cash (used in) provided by investing activities	(1.5)	1.8
Net cash used in financing activities	(0.1)	(5.2)

Net decrease in cash and cash equivalents	$(3.5)	$(4.6)

     As of March 31, 2008, our cash balance was $6.0 million, a decline of $3.5 million from our cash balance as of September 30, 2007. During the first six months of fiscal 2008, we had a net loss of $1.0 million, which included non-cash charges of approximately $2.7 million, primarily related to depreciation and amortization, inventory write-downs and stock based compensation charges. We experienced increases in accounts receivable and inventory of $1.4 million and $4.6 million, respectively, reducing our cash balances. We had an increase in accounts payable of $2.3 million. The increase in accounts receivable is primarily due to strong sales during the period and a low accounts receivable balance at the beginning of fiscal 2008 due to accelerated cash collections at the end of fiscal 2007. The increase in inventory relates primarily to a build-up of inventory due to the increase in customer demand for our core manufactured products and in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. The increase was also impacted by the purchase of scarce materials for which there is limited supply in the market. Accounts payable increased during the period due to the increase in inventory and the timing of payments. Other sources and uses of cash include $2.7 million in capital expenditures, primarily related to the construction in Milford, Massachusetts and reimbursement of tenant improvement costs of $1.2 million. We recorded the landlord reimbursement of $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As such, our other liabilities increased to $1.7 million as of March 31, 2008.
     We had a current ratio of 3.6 to 1 as of March 31, 2008 compared to 4.7 to 1 as of September 30, 2007. Total liabilities as of March 31, 2008 were $11.2 million compared to $7.9 million as of September 30, 2007. The total debt to equity ratio as of March 31, 2008 was 0.04 compared to 0.05 as of September 30, 2007.
     We believe our current cash on hand and future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2008. Furthermore, our availability under our Credit and Security Agreement with GE Capital provides an additional source of liquidity should it be required.
Operating Cash Flows
     Cash used in operating activities was $1.9 million for the six months ended March 31, 2008 an increase of $0.7 million compared to cash used of $1.2 million for the six months ended March 31, 2007. Changes in cash flows from operations are driven by the items discussed above, including building inventory and an increase in accounts receivable. In addition, bankruptcy accruals increased during the six months ended March 31, 2007 due to the approval of the Plan of Reorganization.
Investing Cash Flows
     Cash used in investing activities was $1.5 million in the six months ended March 31, 2008, an increase in cash used in investing activities of approximately $3.3 million compared to cash provided by investing activities of $1.8 million in the six months ended March 31, 2007. Cash used in investing activities in the six months ended March 31, 2008 relate primarily to capital expenditures for construction of our new corporate offices in Milford, Massachusetts, net of landlord reimbursements. During the six months ended March 31, 2007, the Company received $2.0 million for the sale of its Genomics Collaborative division. In addition, the Company was operating under Chapter 11 of the United States Bankruptcy Code during the six months ended March 31, 2007, which limited our ability to invest in capital expenditures for the future growth of the Company.
Financing Cash Flows
     Cash used in financing activities was $0.1 million in the six months ended March 31, 2008 compared to cash used of $5.2 million in the six months ended March 31, 2007. During the first six months of fiscal 2007, the Company paid down $4.6 million in long-term debt and incurred $0.6 million in issuance costs related to the Rights Offering.

Off-Balance Sheet Arrangements
     During the first six months of fiscal 2008 and 2007, we were not party to any off-balance sheet arrangements.
Contractual Obligations and Commitments
     In addition to the items described in the Company’s Form 10-K for the year ended September 30, 2007, the Company entered into a lease agreement on October 1, 2007 pursuant to which we are leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by us for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by SeraCare at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, we moved our headquarters from our West Bridgewater facility to our Milford facility. The Milford facility will house our entire Massachusetts operations of approximately 140 employees, including our corporate headquarters. The total rental obligation under this lease is $8.9 million. The renovations to the Milford facility will generate an increase in capital expenditures related to leasehold improvements net of a $1.2 million landlord allowance in fiscal 2008.
Assets Held for Sale
As a result of signing the lease agreement described above, we began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of March 31, 2008 and is classified as Assets held for sale on the accompanying March 31, 2008 Balance Sheet.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of March 31, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $2.0 million and (ii) cash and cash equivalents of $6.0 million, substantially all of which are collateralized by short-term federal government securities. Our mortgage debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate long-term debt were to change by one percentage point from levels at March 31, 2008, we estimate that the fair value of that debt will change by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at March 31, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Rule 13a-15(b) under the Exchange Act and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.
     As noted in Item 4 of the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company spent significant resources on completing its financial statements and obtaining audits for fiscal years 2005, 2006 and 2007, which negatively impacted the Company’s ability to timely file the Form 10-Q for that quarter. The Company’s Audit Committee also received a draft letter during the quarter ended March 31, 2008 from Mayer Hoffman McCann P.C. which noted resource issues with staffing and accumulating documentation associated with the challenges and volume of work and information necessary to accurately complete three years of financial statements and audits that were required for the September 30, 2007 Form 10-K.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended March 31, 2008 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended March 31, 2008, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Set forth below is information regarding shares of common stock issued, and options granted, by us during the quarter ended March 31, 2008 that were not registered under the Securities Act of 1933 (the “Securities Act”). Also included is the consideration, if any, we received for such shares and options.
          1. On March 10, 2008 the Company granted an option to Michael Steele to purchase 40,000 shares of the Company’s common stock at an exercise price of $5.00 per share.
          2. On January 8, 2008, each of the four non-employee directors received 446 shares of the Company’s common stock.
     No general solicitation was made in the United States by us or any person acting on our behalf; the securities were sold pursuant to Section 4(2) under the Securities Act and are subject to transfer restrictions; and certificates for the shares contain appropriate legends stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.
Item 4. Submission of Matters to a Vote of Securities Holders
     We held our annual meeting of stockholders on February 27, 2008 in Milford, MA. Each of our directors: Eugene I. Davis, Samual D. Anderson, Sarah L. Murphy, Jill Tillman, and Susan L.N. Vogt were elected to continue to serve for a one-year term and until their successors are duly elected and qualified for their earlier resignation or removal. An amendment and restatement of our Amended and Restated 2001 Stock Incentive Plan was also approved.
     The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter are as follows:
          1. Election of Directors

	Number of	Number of
Nominee	Votes For	Votes Withheld
Susan L. N. Vogt	16,581,254	309,644
Eugene I. Davis	14,186,159	2,704,739
Samuel D. Anderson	15,318,124	1,572,774
Sarah L. Murphy	14,403,433	2,487,465
Jill Tillman	14,403,766	2,487,132
          2. Amendment and Restatement of our Amended and Restated 2001 Stock Incentive Plan

FOR	AGAINST	ABSTAIN
10,705,374	1,794,391	291,702

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
and Secretary
Date: May 15, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Amended and Restated 2001 Stock Incentive Plan

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.