Form 10-Q
period 2008-06-30
SERACARE LIFE SCIENCES INC
filed 2008-08-14
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (508) 244-6400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock outstanding as of July 31, 2008 was 18,565,580.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$12,374,095	$11,961,463	$37,530,557	$35,861,144

Cost of revenue	8,742,345	8,191,523	25,087,370	26,289,482

Gross profit	3,631,750	3,769,940	12,443,187	9,571,662

Research and development expense	446,248	109,522	1,233,877	290,503
Selling, general and administrative expenses	3,973,719	4,099,066	11,805,200	10,847,647
Reorganization items	264,947	58,843	1,276,937	4,922,502

Operating loss	(1,053,164)	(497,491)	(1,872,827)	(6,488,990)

Interest expense	(92,070)	(148,574)	(292,141)	(589,221)
Interest expense, related parties	—	(63,973)	—	(312,862)
Other income, net	186,243	43,939	236,169	128,437

Loss before income taxes	(958,991)	(666,099)	(1,928,799)	(7,262,636)

Income tax (benefit) expense	(403,681)	3,899	(375,781)	42,509

Loss from continuing operations	(555,310)	(669,998)	(1,553,018)	(7,305,145)

Loss from discontinued operations, net of income tax	—	(16,958)	—	(109,438)

Net loss	$(555,310)	$(686,956)	$(1,553,018)	$(7,414,583)

Basic and diluted net loss per common share
Continuing operations	$(0.03)	$(0.04)	$(0.08)	$(0.49)
Discontinued operations	—	—	—	(0.01)

Net loss	$(0.03)	$(0.04)	$(0.08)	$(0.50)

Weighted average shares outstanding

Basic and diluted	18,562,950	16,351,629	18,560,957	14,972,508

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	June 30,	September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$6,046,147	$9,523,950
Accounts receivable, less allowance for doubtful accounts of $220,000 and $175,000 as of June 30, 2008 and September 30, 2007, respectively	6,694,306	6,590,602
Taxes receivable	498,310	1,726,386
Inventory	12,716,198	7,316,515
Prepaid expenses and other current assets	299,070	333,305

Total current assets	26,254,031	25,490,758
Property and equipment, net	5,781,596	4,245,716
Asset held for sale, net	1,914,330	—
Goodwill	27,362,559	27,362,559
Other intangible assets	248,111	446,489
Other assets	645,817	894,223

Total assets	$62,206,444	$58,439,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,068,193	$2,201,256
Prepetition liabilities	125,000	198,612
Accrued expenses	3,803,638	2,818,700
Current portion of long term debt	218,889	187,771

Total current liabilities	8,215,720	5,406,339
Long-term debt	1,933,280	2,111,368
Other liabilities	1,678,298	397,544

Total liabilities	11,827,298	7,915,251

Commitments
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,563,476 and 18,557,948 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively	18,563	18,558
Additional paid-in capital	101,144,459	99,736,794
Retained earnings (deficit)	(50,783,876)	(49,230,858)

Total stockholders’ equity	50,379,146	50,524,494

Total liabilities and stockholders’ equity	$62,206,444	$58,439,745

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the nine months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,553,018)	$(7,414,583)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	978,338	1,039,850
Amortization of deferred financing expenses	134,907	14,990
Bad debt expense	40,432	9,228
Write-down of inventory	1,375,104	631,346
Loss on disposal of fixed assets	11,895	—
Gain on disposition of certain assets of Genomics Collaborative division	—	(791,661)
Stock based compensation	1,407,670	1,946,308
(Increase) decrease from changes:
Accounts receivable	(144,136)	1,365,686
Taxes receivable	1,228,076	21,954
Inventory	(6,774,787)	(1,853,202)
Prepaid expenses and other current assets	77,235	478,762
Other assets	113,499	116,824
Increase (decrease) from changes:
Accounts payable	1,866,937	1,439,813
Prepetition liabilities	(73,612)	(8,773,839)
Accrued expenses and other liabilities	1,015,954	1,022,543

Net cash used in operating activities	(295,506)	(10,745,981)

Cash flows from investing activities:
Purchases of property and equipment	(4,242,065)	(296,800)
Proceeds from the disposition of certain assets of Genomics Collaborative division	—	2,000,000
Proceeds from landlord for leasehold improvements	1,206,738	—

Net cash (used in) provided by investing activities	(3,035,327)	1,703,200

Cash flows from financing activities:
Repayments of long-term debt	(146,970)	(10,549,558)
Repayment of related party debt	—	(3,500,000)
Deferred financing expenses	—	(539,627)
Funding received from Rights Offering, net of issuance costs	—	19,576,771
Proceeds from exercise of options, warrants and ESPP transactions	—	148,250

Net cash (used in) provided by financing activities	(146,970)	5,135,836

Net decrease in cash and cash equivalents	(3,477,803)	(3,906,945)
Cash and cash equivalents, beginning of period	9,523,950	13,560,768

Cash and cash equivalents, end of period	$6,046,147	$9,653,823

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the nine months ended June 30, 2008 and 2007 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2007 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2007 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2008.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, cost of revenue, accounts receivable, inventory, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes, and stock-based compensation value.
2. Recent Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements”
     Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.
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
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.3 million and $0.1 million in the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, reorganization items totaled $1.3 million and $4.9 million, respectively.
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
     Inventory consists of the following:

	June 30,	September 30,
	2008	2007
Raw materials and supplies	$2,939,097	$1,244,399
Work-in process	1,696,739	1,126,113
Finished goods	11,319,875	7,156,639

Gross inventory	15,955,711	9,527,151
Reserve for obsolete inventory	(3,239,513)	(2,210,636)

Net inventory	$12,716,198	$7,316,515

5. Commitments and Contingencies
     The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but except as noted below, the Company is not currently a party to any material lawsuit or proceeding.
Chapter 11 Bankruptcy
     On March 22, 2006, SeraCare Life Sciences, Inc., a California corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On February 21, 2007, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated. All items under the Plan of Reorganization have now been completed.
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
CTL Analyzers, LLC
     In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. The Company had objected to such claim. During June 2008, the Company and CTL reached a settlement of approximately $0.1 million, which was paid in July 2008. The settlement did not have a material impact on the Company’s financial statements.
6. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and anticipates moving the manufacturing operations from West Bridgewater to Milford by the end of fiscal 2008. The Milford facility will house SeraCare’s entire Massachusetts operations, including the Company’s corporate headquarters. The renovations to the Milford facility have generated an increase of $3.6 million in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The Company has been reimbursed $1.2 million by the landlord and has recorded a deferred lease liability which will be recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method.
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
     Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital	Operating	Total
	Leases	Leases	Leases
Fiscal years ended September 30, except where noted

2008 (July 1, 2008 through September 30, 2008)	$26,746	$568,299	$595,045
2009	106,984	2,304,743	2,411,727
2010	34,439	2,403,099	2,437,538
2011	19,930	2,538,307	2,558,237
2012	12,766	2,619,312	2,632,078
Thereafter	—	12,273,842	12,273,842

Total Minimum Lease Payments	200,865	$22,707,602	$22,908,467

Less: amounts representing interest	(19,919)

Present value of future minimum capital lease payments	$180,946

7. Asset Held For Sale, Net
     On October 1, 2007, the Company signed a lease agreement which enabled it to move its headquarters to its Milford facility during fiscal 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of June 30, 2008.
8. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2008	2007
Real property mortgage note	$1,971,223	$2,052,209
Capital leases	180,946	246,930

Total debt	2,152,169	2,299,139
Less current portion	(218,889)	(187,771)

Total long-term debt	$1,933,280	$2,111,368

Revolving Credit Facility
     The Company entered into a three-year Credit and Security Agreement, dated June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. The Company pays 0.50% per annum as an unused line fee. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of June 30, 2008, $6.5 million was available for borrowing at an interest rate of 5.21%. As of August 14, 2008, based on the June 30, 2008 financial performance, the Company was not in compliance with the Fixed Charge Coverage Ratio as defined in the Credit and Security Agreement. The Company has received a waiver related to the non-compliance such that no event of default has occurred or is continuing. The Company and GE Capital are currently negotiating an amendment to the Fixed Charge Coverage Ratio to avoid non-compliance with this covenant in the future. Although such an amendment is expected to be entered into in the near future, if such amendment is not entered into, our ability to borrow may be impacted in the future. There have been no draw downs on the line of credit during the term of the facility, including the three or nine month periods ended June 30, 2008.
Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The outstanding principal balance under the Note bears interest at a rate per annum equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of June 30, 2008 was 5.75%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.
9. Income Taxes
     The Company adopted the provisions of FIN 48 as of October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s condensed financial position, results of operations or cash flows. During the three months ended June 30, 2008, the Company recognized a tax benefit of $0.4 million as a result of amending its previously filed tax returns.
10. Rights Offering
     In accordance with the Plan of Reorganization, the Rights Offering was consummated on May 17, 2007. During January 2007, all existing shareholders were entitled to purchase their pro rata share of 4,250,000 newly issued shares of Reorganized SeraCare common stock at a price of $4.75 per share. In connection with the Plan of Reorganization, stockholders who were members of the Ad Hoc Equity Committee (“Ad Hoc Committee”) committed to fully participate in the Rights Offering. The Ad Hoc Committee consisted of Harbinger Capital Partners Master Fund I Ltd., Harbinger Capital Partners Special Situations Fund L.P., Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd. and The Wolfson Group. In addition, certain members of the Ad Hoc Committee, as backstop purchasers, agreed to purchase unexercised subscription rights in accordance with the terms of the backstop commitment letters. Shareholders were required to elect to exercise their subscription rights and pay for newly issued Reorganized SeraCare common stock by January 31, 2007.

Shareholders exercised 3,530,885 subscription rights, and, combined with the 719,115 unexercised subscription rights purchased by the backstop purchasers, proceeds of the Rights Offering for the Company totaled $20.2 million. These proceeds were used to settle the claims and administrative cost of the bankruptcy. The Company incurred $0.6 million of costs related to the Rights Offering.
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
     On April 23, 2008, January 8, 2008 and November 14, 2007, the non-employee directors were issued a total of 2,080, 1,784 and 1,664 shares of the Company’s common stock, respectively.
     As of June 30, 2008, the total number of shares outstanding was 18,563,476.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.
13. Stock-Based Compensation Plans
     SeraCare has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended (the “Plan”), which are described in further detail in SeraCare’s Annual Report on Form 10-K for the year ended September 30, 2007. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest either immediately or over one year. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payments”, compensation cost for stock option awards recognized during the three and nine months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Stock option compensation expense in:
Cost of revenue	$68,300	$12,427	$183,809	$72,768
Research and development expense	19,481	—	47,740	8,863
Selling, general and administrative expenses	386,926	831,712	1,146,163	1,864,677

Total stock option compensation expense	$474,707	$844,139	$1,377,712	$1,946,308

A summary of the Company’s options as of June 30, 2008 and changes during the nine months ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2007	1,441,500	$7.57
Granted	490,000	$5.35
Exercised	—	$—
Forfeited/Expired	(112,500)	$5.22

Outstanding June 30, 2008	1,819,000	$7.11

Exercisable at June 30, 2008	837,333	$8.81

          As of June 30, 2008, options to purchase 463,980 shares of common stock remain available for future grants under the Plan.
          As of June 30, 2008, options to purchase 700,000 shares of common stock were issued outside the Plan, of which 233,333 were exercisable. During fiscal 2008, no additional options to purchase shares of common stock were issued outside of the Plan. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
          During the three and nine months ended June 30, 2008, the Company granted 2,080 and 5,528 shares of common stock to the non-employee directors under the Plan respectively. The fair value of which was expensed to selling, general and administrative during the period. The Company recognized the entire expense when granted. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
14. Earnings Per Share
     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed in accordance with the “if converted” method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and warrants.
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss from continuing operations	$(555,310)	$(669,998)	$(1,553,018)	$(7,305,145)
Loss from discontinued operations, net of income tax	—	(16,958)	—	(109,438)

Net Loss	$(555,310)	$(686,956)	$(1,553,018)	$(7,414,583)

Denominator:
Weighted average common shares outstanding	18,562,950	16,351,629	18,560,957	14,972,508
Effect of dilutive securities:
Stock options(1)	—	—	—	—

Diluted weighted average common shares outstanding	18,562,950	16,351,629	18,560,957	14,972,508

Basic and diluted net loss per common share:
Continuing operations	$(0.03)	$(0.04)	$(0.08)	$(0.49)
Discontinued operations	—	—	—	(0.01)

Net loss	$(0.03)	$(0.04)	$(0.08)	$(0.50)

(1)	Excluded from the calculation of diluted net loss per common share for the three months ended June 30, 2008 and 2007 were 1,819,000 and 1,570,722 shares, respectively, related to stock options because their effect was anti-dilutive. For the nine months ended June 30, 2008 and 2007, 1,726,199 and 1,714,138 shares, respectively, were excluded from the calculation of diluted net loss per common share related to stock options because their effect was anti-dilutive.

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
     The Company’s segment information for the three months and nine months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:

Diagnostic and Biopharmaceutical Products	$8,635,726	$8,771,970	$26,544,343	$26,528,780

BioServices	3,738,369	3,189,493	10,986,214	9,332,364

Total revenue	$12,374,095	$11,961,463	$37,530,557	$35,861,144

Gross Profit:

Diagnostic and Biopharmaceutical Products	$2,647,301	$3,229,003	$9,379,954	$7,971,403

BioServices	984,449	540,937	3,063,233	1,600,259

Total gross profit	$3,631,750	$3,769,940	$12,443,187	$9,571,662

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
Results of Operations
     The following table shows gross profit and expense items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	%	%	%	%
Revenue	100.0	100.0	100.0	100.0

Cost of revenue	70.7	68.5	66.8	73.3

Gross profit	29.3	31.5	33.2	26.7

Research and development expense	3.6	0.9	3.3	0.8
Selling, general and administrative expenses	32.1	34.3	31.5	30.3
Reorganization items	2.1	0.5	3.4	13.7

Operating loss	(8.5)	(4.2)	(5.0)	(18.1)

Interest expense	(0.7)	(1.2)	(0.8)	(1.6)
Interest expense, related parties	0.0	(0.5)	0.0	(0.9)
Other income (expense), net	1.5	0.3	0.7	0.3

Loss before income taxes	(7.7)	(5.6)	(5.1)	(20.3)

Income tax (benefit) expense	(3.2)	0.0	(1.0)	0.1

Loss from continuing operations	(4.5)	(5.6)	(4.1)	(20.4)
Loss from discontinued operations, net of income tax	0.0	(0.1)	0.0	(0.3)

Net loss	(4.5)	(5.7)	(4.1)	(20.7)

Comparison of three months ended June 30, 2008 and June 30, 2007
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended June 30, 2008 and 2007:

	June 30,	June 30,	Percent
	2008	2007	change

Diagnostic & Biopharmaceutical Products	$8.6	$8.8	(2%)
BioServices	3.8	3.2	19%

Total Revenue	$12.4	$12.0	3%

           Revenue for the three months ended June 30, 2008 increased by 3%, or $0.4 million, to $12.4 million from $12.0 million in the three months ended June 30, 2007. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $0.2 million, a 2% decrease, while BioServices revenue increased by $0.6 million, a 19% increase. Diagnostic & Biopharmaceutical Products revenue had nominal sales from therapeutic grade albumin products during the current quarter as compared to $1.4 million in the three months ended June 30, 2007. This revenue has historically been variable and is not expected to be significant during the remainder of the year due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade albumin products, our core manufactured products increased $1.2 million, or 16%, due to organic growth. Revenue for our BioServices segment increased $0.6 million in the three months ended June 30, 2008 due to increased repository services as well as $0.3 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods.
Gross Profit
          Gross profit margin decreased to $3.6 million, or 29% of revenue, for the three months ended June 30, 2008 from $3.8 million, or 32% of revenue, for the three months ended June 30, 2007. The decrease is primarily due to increased inventory reserves partially offset by amounts billed pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods. We review our inventory periodically for impairment based upon factors related to usability, age and fair market value and provide a reserve where necessary to ensure the inventory is appropriately valued.
Research and Development Expense
          Research and development expense totaled $0.4 million, or 4% of revenue, for the three months ended June 30, 2008 compared to $0.1 million, or 1% of revenue, for the three months ended June 30, 2007. As part of our strategic plan, we have increased spending on research and development activities in fiscal 2008 as we emphasize the creation of new products and technologies.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses decreased to $4.0 million, or 32% of revenue, for the three months ended June 30, 2008 compared to $4.1 million, or 34% of revenue, for the three months ended June 30, 2007. The decrease is due to lower stock-based compensation expense which decreased to $0.4 million for the three months ended June 30, 2008 as compared to $0.8 million for the three months ended June 30, 2007. This was offset by consulting for strategic planning and the rebranding strategy as well as increased marketing expenses.
Reorganization Items
          Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the SEC. These expenses totaled $0.3 million for the three months ended June 30, 2008, as compared to $0.1 million for the three months ended June 30, 2007.
Operating Loss
          Operating loss resulted from the factors above and included reorganization items as well as stock-based compensation expense. Operating loss was $1.1 million for the three months ended June 30, 2008, which included stock-based compensation expense and reorganization expense totaling $0.5 million and $0.3 million, respectively, as compared to operating loss of $0.5 million for the three months ended June 30, 2007, which included stock-based compensation expense and reorganization expense totaling $0.8 million and $0.1 million, respectively.

Interest Expense and Other Income
          Interest expense totaled $0.1 million for each of the three month periods ended June 30, 2008 and 2007. Interest expense to related parties totaled $0.1 million for the three months ended June 30, 2007. Notes payable to related parties were repaid in full in May 2007. During the three months ended June 30, 2008, we received $0.2 million of interest income from tax refunds from the federal and state governments. Interest income was nominal during the three months ended June 30, 2007.
Income Tax (Benefit) Expense
          During the three months ended June 30, 2008, the Company recognized a tax benefit of $0.4 million as a result of amending its previously filed tax returns. The company recorded a nominal expense for state taxes during the three months ended June 30, 2007.
Net Loss from Continuing Operations
          As a result of the above, net loss from continuing operations was $0.6 million for the three months ended June 30, 2008, as compared to $0.7 million for the three months ended June 30, 2007.
Loss from Discontinued Operations
          Loss from discontinued operations was generated by the Genomics Collaborative division of the business which was sold in March 2007. There was a minimal loss related to that division in the three months ended June 30, 2007.
Net Loss and Net Loss Per Share
          Net loss was $0.6 million for the three months ended June 30, 2008, as compared to a net loss of $0.7 million for the three months ended June 30, 2007. Net loss per share on a basic and diluted basis was $0.03 for the three months ended June 30, 2008, as compared to $0.04 for the three months ended June 30, 2007.
Comparison of nine months ended June 30, 2008 and June 30, 2007
Revenue
     The following table sets forth segment revenue in millions of dollars for the nine months ended June 30, 2008 and 2007:

	June 30,	June 30,	Percent
	2008	2007	change

Diagnostic & Biopharmaceutical Products	$26.5	$26.5	0%
BioServices	11.0	9.4	17%

Total Revenue	$37.5	$35.9	4%

          For the nine months ended June 30, 2008, revenue increased by 4%, or $1.6 million, to $37.5 million from $35.9 million in the nine months ended June 30, 2007. Diagnostic & Biopharmaceutical Products revenue remained flat, while BioServices revenue increased by $1.6 million, a 17% increase. Diagnostic & Biopharmaceutical Products revenue included $2.6 million from therapeutic grade albumin products for the first nine months of fiscal 2008 as compared to $7.0 million in the nine months ended June 30, 2007. Excluding therapeutic grade albumin products, our core manufactured products increased $4.4 million, or 23%, due to organic growth. Revenue for our BioServices segment increased $1.6 million in the nine months ended June 30, 2008 due to increased testing services to non-government entities and $1.0 million billed pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods.
Gross Profit
          For the nine months ended June 30, 2008, gross profit margin increased to $12.4 million, or 33% of revenue, as compared to $9.6 million, or 27% of revenue, for the nine months ended June 30, 2007. The increase in gross profit was mainly due to the benefit of achieving higher revenue in our core manufactured products, as compared to therapeutic grade albumin products, which have lower margins, and improved margin rates due to increased pricing in fiscal 2008. Our margin rates also benefited by $1.0 million from billings pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods.
Research and Development Expense
          Research and development expense totaled $1.2 million, or 3% of revenue, for the nine months ended June 30, 2008 compared to $0.3 million, or 1% of revenue, for the nine months ended June 30, 2007. As part of our strategic plan, we have increased spending on research and development activities in fiscal 2008 as we emphasize the creation of new products and technologies.

Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased to $11.8 million, or 32% of revenue, for the nine months ended June 30, 2008 compared to $10.8 million, or 30% of revenue, for the nine months ended June 30, 2007. The increase primarily reflects the impact of building a new management team and filling positions that were vacant in the first half of fiscal 2007, higher compensation expense due to a new companywide bonus plan, increased accounting and legal fees, higher marketing expenses and increased consulting associated with the rebranding strategy. These were offset by lower stock-based compensation expense which decreased to $1.1 million for the nine months ended June 30, 2008 as compared to $1.9 million for the nine months ended June 30, 2007.
Reorganization Items
          Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the SEC. These expenses totaled $1.3 million for the nine months ended June 30, 2008, as compared to $4.9 million for the nine months ended June 30, 2007.
Operating Loss
          Operating loss resulted from the factors above and included reorganization items as well as stock-based compensation expense. Operating loss was $1.9 million for the nine months ended June 30, 2008, which included stock-based compensation expense and reorganization expense totaling $1.4 million and $1.3 million, respectively, as compared to operating loss of $6.5 million for the nine months ended June 30, 2007, which included stock-based compensation expense and reorganization expense totaling $1.9 million and $4.9 million, respectively.
Interest Expense and Other Income
          Interest expense totaled $0.3 million for the nine months ended June 30, 2008, as compared to $0.6 million for the nine months ended June 30, 2007. The decrease in interest expense is due to a lower level of borrowed funds in fiscal 2008 compared to the same period in fiscal 2007 resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full repayment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.3 million for the nine months ended March 31, 2007. Notes payable to related parties were repaid in full in May 2007. During the nine months ended June 30, 2008, we received $0.2 million of interest income as compared to $0.1 million during the nine months ended June 30, 2007. The increase is due to $0.2 million received from tax refunds from the federal and state governments.
Income Tax (Benefit) Expense
          During the nine months ended June 30, 2008, the Company recognized a tax benefit of $0.4 million as a result of amending its previously filed tax returns. The company recorded a nominal expense for state taxes during the three months ended June 30, 2007.
Net Loss from Continuing Operations
          As a result of the above, net loss from continuing operations was $1.6 million for the nine months ended June 30, 2008, as compared to $7.3 million for the nine months ended June 30, 2007.
Loss from Discontinued Operations
          Loss from discontinued operations was generated by the Genomics Collaborative division of the business which was sold in March 2007. The loss related to that division totaled $0.1 million in the nine months ended June 30, 2007, which included a gain on the sale of $0.8 million.
Net Loss and Net Loss Per Share
          Net loss was $1.6 million for the nine months ended June 30, 2008, as compared to a net loss of $7.4 million for the nine months ended June 30, 2007. Net loss per share on a basic and diluted basis was $0.08 for the nine months ended June 30, 2008, as compared to $0.50 for the nine months ended June 30, 2007.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the nine month periods indicated (in millions):

	June 30,	June 30,
	2008	2007

Net cash used in operating activities	$(0.3)	$(10.7)
Net cash (used in) provided by investing activities	(3.0)	1.7
Net cash (used in) provided by financing activities	(0.2)	5.1

Net decrease in cash and cash equivalents	$(3.5)	$(3.9)

          As of June 30, 2008, our cash balance was $6.0 million, a decline of $3.5 million from our cash balance as of September 30, 2007. During the first nine months of fiscal 2008, we had a net loss of $1.6 million, which included non-cash charges of approximately $3.9 million, primarily related to stock based compensation charges, inventory write-downs and depreciation and amortization. Inventory increased by $6.8 million while taxes receivable decreased by $1.2 million. We had increases in accounts payable and accrued expenses of $1.9 million and $1.0 million, respectively. The increase in inventory relates primarily to the manufacture of larger lots and a build-up of inventory due to the increase in customer demand for our core manufactured products and in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. The increase was also impacted by the purchase of scarce materials for which there is limited supply in the market. We received tax refunds from both the federal and state governments which totaled $1.6 million and recorded additional tax receivables of $0.4 million based on our amended tax returns. Accounts payable increased during the period due to the increase in inventory and the timing of payments. Accrued expenses increased primarily due to an increase in accrued compensation due to the timing of payroll. Other sources and uses of cash include $4.2 million in capital expenditures, primarily related to the construction in Milford, Massachusetts and reimbursement of tenant improvement costs of $1.2 million. We recorded the landlord reimbursement of $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As such, our other liabilities increased to $1.7 million as of June 30, 2008.
          We had a current ratio of 3.2 to 1 as of June 30, 2008 compared to 4.7 to 1 as of September 30, 2007. Total liabilities as of June 30, 2008 were $11.8 million compared to $7.9 million as of September 30, 2007. The total debt to equity ratio was 0.2 as of June 30, 2008 and September 30, 2007.
          We believe our current cash on hand and future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2008. Although we have not drawn on it to date, our availability under our Credit and Security Agreement with GE Capital provides an additional source of liquidity should it be required. As of August 14, 2008, based on the June 30, 2008 financial performance, the Company was not in compliance with the Fixed Charge Coverage Ratio as defined in the Credit and Security Agreement. The Company has received a waiver related to the non-compliance such that no event of default has occurred or is continuing. The Company and GE Capital are currently negotiating an amendment to the Fixed Charge Coverage Ratio to avoid non-compliance with this covenant in the future. Although such an amendment is expected to be entered into in the near future, if such amendment is not entered into, our ability to borrow may be impacted in the future.
Operating Cash Flows
          Cash used in operating activities was $0.3 million for the nine months ended June 30, 2008 a decrease of $10.4 million compared to cash used of $10.7 million for the nine months ended June 30, 2007. The changes in cash flows from operations is driven primarily by the payment of bankruptcy claims during the nine months ended June 30, 2007 as we emerged from bankruptcy in May 2007 as well as a lower net loss during the nine months ended June 30, 2008 offset by higher inventory purchases as discussed above.
Investing Cash Flows
          Cash used in investing activities was $3.0 million in the nine months ended June 30, 2008, an increase in cash used in investing activities of approximately $4.7 million compared to cash provided by investing activities of $1.7 million in the nine months ended June 30, 2007. Cash used in investing activities in the nine months ended June 30, 2008 relate primarily to capital expenditures for the construction of our new corporate offices and expansion of our manufacturing facility in Milford, Massachusetts, net of landlord reimbursements. During the nine months ended June 30, 2007, we received $2.0 million from the sale of our Genomics Collaborative division. In addition, we were operating under Chapter 11 of the United States Bankruptcy Code during the nine months ended June 30, 2007, which limited our ability to invest in capital expenditures for the future growth of the Company.

Financing Cash Flows
          Cash used in financing activities was $0.2 million in the nine months ended June 30, 2008 compared to cash provided of $5.1 million in the nine months ended June 30, 2007. The $0.2 million used in the nine months ended June 30, 2008 was for the repayment of our mortgage and capital leases. During the first nine months of fiscal 2007, the Company received $19.6 million from the Rights Offering, net of issuance costs and used the proceeds to pay down $10.5 million in long-term debt, $3.5 million of related party debt and the bankruptcy claims discussed above. In addition, we incurred $0.5 million in deferred financing costs related to the establishment of a $10.0 million revolving loan facility.
Off-Balance Sheet Arrangements
          During the first nine months of fiscal 2008 and 2007, we were not party to any off-balance sheet arrangements.
Contractual Obligations and Commitments
          In addition to the items described in the Company’s Form 10-K for the year ended September 30, 2007, the Company entered into a lease agreement on October 1, 2007 pursuant to which we are leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by us for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by SeraCare at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, we moved our headquarters from our West Bridgewater facility to our Milford facility. The Milford facility will house our entire Massachusetts operations, including our corporate headquarters. The total rental obligation under this lease is $8.9 million. The renovations to the Milford facility will continue to generate an increase in capital expenditures related to leasehold improvements net of a $1.2 million landlord allowance in fiscal 2008.
Asset Held for Sale
          As a result of signing the lease agreement described above, we began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of June 30, 2008 and is classified as an Asset held for sale on the accompanying June 30, 2008 Balance Sheet.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate and Market Risk. As of June 30, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $2.0 million and (ii) cash and cash equivalents of $6.0 million, substantially all of which are collateralized by short-term federal government securities. Our mortgage debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate long-term debt were to change by one percentage point from levels at June 30, 2008, we estimate that the fair value of that debt will change by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
          Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
          We were not a party to any derivative financial instruments at June 30, 2008.
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
          The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.
          The Company spent significant resources on completing its financial statements and obtaining audits for fiscal years 2005, 2006 and 2007, which negatively impacted the Company’s ability to timely file the September 30, 2007 Form 10-K. The Company’s Audit Committee also received a draft letter during the quarter ended March 31, 2008 from Mayer Hoffman McCann P.C. which noted resource issues with staffing and accumulating documentation associated with the challenges and volume of work and information necessary to accurately complete three years of financial statements and audits that were required for the September 30, 2007 Form 10-K.

Changes in Internal Control
          As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended June 30, 2008 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
          With respect to the fiscal quarter ended June 30, 2008, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
          There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Set forth below is information regarding shares of common stock issued by us during the quarter ended June 30, 2008 that were not registered under the Securities Act of 1933 (the “Securities Act”) at the time of the grant. Such shares have been subsequently registered on a Registration Statement on Form S-1. The Company has not received any proceeds from the offering or sale of any shares registered on such registration statement.
          1. On April 23, 2008, each of the four non-employee directors received 520 shares of the Company’s common stock.
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

SERACARE LIFE SCIENCES, INC.
/s/ Gregory A. Gould
By:	Gregory A. Gould
	Title:	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer
Date: August 14, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.