Form 10-K
period 2008-09-30
SERACARE LIFE SCIENCES INC
filed 2008-12-08
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-34105
SeraCare Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0056054 (I.R.S. Employer Identification No.)
37 Birch Street Milford, Massachusetts (Address of principal executive offices)	01757 (Zip Code)

Registrant’s telephone number, including area code:
(508) 244-6400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, $.001 Par Value Per Share	The NASDAQ Capital Market
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of March 31, 2008, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $69,328,344 based on the closing market price of our common stock. The amount shown is based on the closing price of our common stock as reported on the Pink Sheets. There were 18,561,396 shares of our common stock outstanding on March 31, 2008.

As of December 1, 2008, there were 18,569,660 shares of our common stock outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on February 11, 2009, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Emergence from Bankruptcy

Since the March 2006 bankruptcy filing SeraCare has:

•	Hired a new management team

•	Appointed a new Board of Directors, which included one continuing Board member, all of which were re-elected at our last annual meeting;

•	Reorganized operations, closed the California and Pennsylvania facilities and relocated those operations and the Company headquarters to Massachusetts (See Item 2 — “Properties”);

•	Raised $20.2 million through a Rights Offering (See Item 1 — “Business-Chapter 11 Reorganization”);

•	Secured a $10.0 million line of credit (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt”);

•	Become Sarbanes-Oxley compliant;

•	Sold an unprofitable business line (See Item 1 — “Business-Discontinued Operations”);

•	Completed a rebranding strategy which reflects the new strategic and business direction of the Company and re-launched our corporate website which includes our on-line catalog (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of years ended September 30, 2007 and 2006 — Impairment of Assets”);

•	Commenced trading on NASDAQ on June 23, 2008 under the symbol SRLS (See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”); and

•	Consolidated all of our Massachusetts operations into a 60,000 square-foot cutting-edge manufacturing and research facility in Milford, Massachusetts which houses all current manufacturing operations and our corporate headquarters (See Item 2 — “Properties”).

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

Our competitive advantages include:

•	Broad product portfolio. SeraCare offers a comprehensive portfolio of biological materials and services for diagnostic and biopharmaceutical applications. The breadth of our product portfolio enhances our ability to establish and maintain relationships with both large and small companies. These relationships lead to additional opportunities to develop new products and provide scientific, manufacturing and biobanking services, and thus to position ourselves as the “one stop shop” for many of these companies’ biological products and service needs.

•	Expertise and experience. We continue to explore innovative solutions to meet the needs of evolving technology. SeraCare scientists developed and manufactured the first and for many years the only Food and Drug Administration (“FDA”) licensed confirmatory test for HIV and produced the first commercially available seroconversion panels for HIV, hepatitis B virus (“HBV”), HCV and West Nile Virus (“WNV”). These panels are important tools for studying early infection and the human immune response. SeraCare’s biobanking and repository services have set the standard in this expanding field. The Company continues to innovate, developing a new product line of genetic controls that include controls for diagnostic testing of warfarin sensitivity and controls for thrombophilia testing which were recently launched.

•	Extensive quality assurance programs. Our customers often require vendor pre-approval and certification to purchase biological materials and often perform audits of vendor facilities with extensive review of quality documentation. SeraCare is a vendor-approved supplier to many large pharmaceutical and IVD companies, and these relationships provide access to sell additional products and services. To build on these relationships, SeraCare continues to develop and maintain its quality assurance programs. All of our facilities have International Organization for Standardization (“ISO”) 13485 and 9001 certifications. SeraCare’s manufacturing facilities operate under Food and Drug Administration’s current Good Manufacturing Practices (“cGMP”) and its research facilities operate under Good Laboratory Practices (“GLP”).

•	Comprehensive manufacturing capabilities. SeraCare has fully integrated its manufacturing capabilities, which allows us to control our processes from acquisition of raw materials to shipment of finished products. Our fluid processing capabilities range from a few milliliters to hundreds of liters, all managed with the same attention to quality. In addition to our own branded products, the Company can rapidly manufacture customized products that meet a wide range of specifications. Customers purchase products and services from us instead of sourcing them internally largely because these products involve processing plasma or other biological fluids, or require complex manufacturing processes, unique or isolated facilities, specialized test requirements to meet specifications and enhanced quality control procedures. SeraCare can safely and efficiently manufacture high quality products that incorporate cultured cells or viruses, reduce infectivity, involve high volume processing of DNA samples or isolation of specific cells from human blood.

•	Extensive raw material sourcing capabilities and relationships. Many products we develop and manufacture require raw materials such as human plasma or human tissue samples. We have established relationships with plasma center operators, blood banks, hospitals, clinical laboratories and physicians that facilitate continued access to these necessary biological materials. Through an innovative outreach program (idonateplasma.com), we recruit plasma donors who have rare antibodies or DNA variations to provide these plasma components for specialized products. SeraCare protects the privacy of its donors and adheres to all federal and local regulations.

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

A summary of our revenue, earnings from operations and assets for our principal business segments is found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A.

Diagnostic & Biopharmaceutical Products

We develop, manufacture and sell biological products essential for the development, manufacture and use of diagnostic tests and the discovery, development and production of pharmaceuticals and other commercial products. Customers depend on us for a reliable supply of products with exacting specifications that meet stringent FDA and other regulatory standards. Our products business has two primary product groups: controls and panels for clinical laboratories, blood banks and IVD manufacturers; and reagents and bioprocessing products for use in the discovery, development and manufacturing processes for drugs, vaccines and diagnostic tests.

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

BioServices

Biobanking

SeraCare manages and stores approximately 19 million biological samples at our state-of-the-art facilities in Maryland pursuant to multi-year contracts with government agencies and private sector customers, who pay for these services on either a cost-plus, fixed price, or time and materials basis. We also provide research and clinical trial support services including assisting with collecting, cataloging, processing, transporting, cryopreservation, storing and tracking of samples collected during research studies and clinical trials. In addition, we provide technical support and training to collaborators and investigators on issues related to specimen processing and handling.

Contract Research

SeraCare provides a broad range of research support services to government and private sector clients, including method validation and optimization, preparation of information for FDA submissions and test kit production. Our virology services group performs viral cultivations, infectivity testing, in vitro characterization of anti-HIV drugs. Our immunology group provides services for the assessment of cell-mediated immunity, including enzyme-linked immunospot (“ELISpot”), apoptosis and complement fixation assays, and administers proficiency programs for network laboratories that perform similar types of assays. Our molecular biology group provides services in DNA and RNA isolations from blood and other clinical specimens, polymerase chain reaction amplifications, DNA cloning, gene mapping, sequencing, genotyping and linkage analysis. Our biochemistry group provides protein purification services and coagulation testing services. These services are usually conducted under contracts which range from a few months to multi-year commitments and are structured on a cost-plus, time and materials or fixed price basis.

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

We are currently developing new products and services in the following areas: molecular controls for additional infectious agents and for genetic and oncology markers; additional cellular products, including isolation and preservation of T-cells, B-cells and monocytes; and extensions to our existing product lines and service capabilities. Our sourcing of plasma raw materials for use in these products is supplemented by our work in cell, viral and bacterial culture, Epstein Barr Virus transformations to provide reproducible source of genetic material, and synthetic and recombinant approaches to generate novel genetic materials that mimic natural products but can be produced with greater consistency, scalability and improved safety.

Suppliers

For the year ended September 30, 2008, approximately 45% of materials purchases were from three suppliers. While there are some materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Our normal contract terms are FOB SeraCare’s dock with payment terms of 30 – 45 days. Our agreement with Instituto Grifols S.A. (“Grifols”) for the supply of therapeutic grade human serum albumin lapsed during fiscal 2006 and was not renewed although Grifols continued to supply us for certain customers through December 2007. We signed a contract in July 2007 with Octapharma USA, Inc. for the supply of therapeutic grade human serum albumin.

Sales and Distribution

We sell most of our products and services through our direct sales force, although we use distributors in approximately 50 countries to market and sell our products in international markets. These independent distributors may also market products of other companies, including some products that are competitive with our products. As of September 30, 2008, we employed 39 people worldwide in our sales, customer service and marketing organizations.

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

For the year ended September 30, 2008, our top five customers accounted for 45% of our revenue and our largest two customers, National Institutes of Health (“NIH”) and Roche Molecular Systems accounted for 18% and 12% of revenue, respectively. No other customer individually accounted for more than 6% of revenue in that period.

Discontinued Operations

On March 29, 2007, we sold some assets as well as the assumption of some limited liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics Collaborative division was located in Cambridge, Massachusetts and involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery. The consideration for this sale consisted of $2.0 million cash and a 7.5% royalty on BioServe’s net sales related to the business of the Genomics Collaborative division for five years through March 29, 2012. As of September 30, 2008, the Company has not received any payments related to the royalties. The Company is actively pursuing collections of royalty amounts due but has not recorded a receivable due to collectibility concerns.

Domestic and Foreign Sales

One of the Company’s principal marketing strategies has been to target international markets, including Europe, Asia, Canada and other parts of the world. Most of the Company’s international order processing, invoicing, collection and customer service functions are handled directly from the Company’s headquarters in Massachusetts. SeraCare believes demand for the Company’s products in international markets is primarily driven by increased use of quality control products and the development, validation and use of new diagnostic tests. In fiscal 2008, 16% of SeraCare’s revenue, or $7.7 million, was attributable to international sales, of which 73% was from sales to Europe, 17% was from sales to Asia, and 6% was from sales to Canada. In fiscal 2007 and 2006, 22% and 30%, respectively, of SeraCare’s revenue were attributable to international sales. The 6% decrease in international sales from fiscal 2007 to fiscal 2008 is due to lower sales of therapeutic grade human serum albumin products as the Company switched suppliers in late 2007 as its previous supply agreement was not renewed. The 8% decrease in international sales from fiscal 2006 to fiscal 2007 is a result of the Company’s decision to no longer sell certain products to a single large customer in Asia due to unacceptable profit margins on the business.

During the last three years, less than 5% of our assets have been located outside of the United States.

Licensing Arrangements

SeraCare has three non-exclusive licensing agreements with the NIH. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company owed approximately $0.1 million in total to the NIH under the three agreements on net sales generated during the fiscal year ended September 30, 2008.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received approximately $0.1 million from Millipore under this agreement during the fiscal year ended September 30, 2008.

Intellectual Property

We rely on trade secrets, unpatented proprietary know-how and continuing technological innovation to preserve our competitive position. We rely primarily on know-how in many of our manufacturing processes and techniques not generally known to other life sciences companies for developing and maintaining our market position. We rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products, technology and clinical research data.

We have trademarks registered in the United States and a number of other countries for use in connection with our products and business. We believe that many of our trademarks are generally recognized in our industry. Such trademarks include ACCURUN, BBI and SeraCare although as part of our rebranding strategy, we discontinued the use of the BBI trade name.

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

BioServices:  In our biobanking division, we compete with Thermo Fisher Scientific, Inc. and other companies that maintain biorepositories for commercial organizations, government and academic institutions as well as companies, government agencies and academic institutions that internally maintain their own repository for biological materials.

Employees

As of September 30, 2008, we employed 238 full-time and five part-time employees. None of our employees are represented by labor unions and we have not entered into any collective bargaining agreements.

Chapter 11 Reorganization

On December 14, 2005, the Company reported that it was unable, without unreasonable effort and expense, to file its annual report on Form 10-K for the fiscal year ended September 30, 2005 within the prescribed time period which triggered the notice of default and acceleration of debt from its senior secured lenders and the cross-default of another secured debt facility. The default was due to the violation of certain financial covenants and the failure to deliver annual audited financial statements on a timely basis. The Company was unable to reach an agreement with its senior lenders, Union Bank of California and Brown Brothers Harriman & Co., and was forced to seek bankruptcy protection to allow time to work out agreements with its secured and unsecured creditors under the supervision of the Bankruptcy Court.

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

The Company emerged from bankruptcy protection under the Joint Plan of Reorganization (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. Accordingly, each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company, Barry Plost, Bernard Kasten and Jacob Safier were terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering (as described below). All items under the Plan of Reorganization have been completed as of September 30, 2008.

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

Our quarterly revenue and operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a number of factors, many of which are not within our control. If quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for the Company’s products and services, and the ability to obtain the required resources to satisfy customer demand on a cost-effective basis or even to attain the required resources at all;

•	ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;

•	ability to manage inventories, accounts receivable and cash flows;

•	ability to control costs; and

•	overall market conditions.

The amount of expenses incurred depends, in part, on expectation regarding future revenue. In addition, since many expenses are fixed in the short term, we cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Our operating results could deteriorate if we fail to maintain proper inventory levels.

Our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales. Conversely, excess inventories can result in lower gross margins due to excessive reserves for obsolete products. Our products require incorporation of a wide range of materials which we typically buy in bulk prior to receiving customer orders for the full amount. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in inventory. This approach tends to increase the risk of obsolescence for products we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels which we have experienced, including the following:

•	the need to maintain significant inventory of materials that are in limited supply;

•	the unpredictable demand for products; and

•	customer requests for quick delivery schedules.

The accumulation of excess or obsolete inventory may result in increased inventory reserves, which could adversely affect our business and financial condition.

We may need additional capital.

In order to conduct operations and remain competitive, we must make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates. Although we believe that internal cash flows from operations, along with the existing capacity under our line of credit, will be sufficient to satisfy our working capital and normal operating requirements during the next fiscal year, we may not be able to fund our planned research and development, capital investment programs, and potential acquisitions without seeking additional capital.

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In June 2007, we entered into a $10.0 million senior secured credit facility with Merrill Lynch Capital, now GE Capital. As of September 30, 2008, we had not drawn down on the line of credit. As of the same date, we had $5.6 million available for borrowing at an interest rate of 6.45%. During November 2008, we utilized the line of credit. As of November 30, 2008, the balance outstanding under the line of credit was $2.3 million. Our ability to finance organic growth as well as future acquisitions under our senior credit facility will be subject to certain conditions as set forth in the credit agreement as well as the level of available borrowing at that time. Even if we are able to access our credit facility, we cannot assure you that our borrowing capacity under the credit facility, combined with cash generated from operations, will be sufficient to conduct operations. In such event, we may need to raise additional capital. If we raise additional capital through borrowings, we may become subject to restrictive covenants. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Given the instability in the overall financial markets, our stock price has fluctuated and has been subject to volatility. As a result, a decline in the price of our common stock may adversely impact our ability to fund our operations through the issuance of equity securities. The issuance of additional equity securities by us following a decline in our stock price may result in a significant dilution of your stock ownership. Any inability to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, financial condition, and operating results.

Failure to obtain alternative financing to fund a financing shortfall created by a potential breach of our lender’s funding commitment could negatively impact our growth strategy.

Our senior secured credit facility with GE Capital is one source of funding to conduct operations. The current turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. Although we were funded in November 2008, there is no assurance that GE Capital will provide any future funding under the senior secured credit facility. If GE Capital were unable or unwilling to fulfill its lending commitment to us, we would be required to seek alternative funding sources in order to conduct operations. Alternative funding could result in higher interest rates, which would increase the total cost of conducting operations. However, there can be no assurance that alternative financial resources will be available promptly, on favorable terms or at all. Failure to obtain necessary funding could adversely affect our short-term liquidity and ability to make investment in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates and could adversely affect our business, financial condition and operating results.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

Our senior secured credit facility contains financial maintenance covenants, and we cannot assure that these covenants will always be met. To the extent we experience events of non-compliance with such covenants, which are not resolved, we would need to seek waivers or amendments from the lender under our senior secured credit facility or refinance such facility. Should an event of non-compliance occur, we will not be permitted to borrow under our credit facility until such time that a cure happens. If these events of non-compliance were to occur, and were not cured, an event of default would exist under our senior secured credit facility and would allow the lender to accelerate the payment of indebtedness outstanding. In light of the instability and uncertainty that currently exists within the financial and credit markets and the tightening of credit standards, we may not be able to obtain any such waivers or amendments or any such refinancing on acceptable terms. In addition, any such waivers, amendments or refinancing may involve terms which would have a further adverse effect on our future cash flows.

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

Although we provide products and services to many customers, a significant portion of our revenue is generated from a few of our larger customers. For the fiscal year ended September 30, 2008, our top five customers accounted for 45% of our revenue from continuing operations. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

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

We may face additional expenses and cash funding needs pending the sale of our manufacturing facility in West Bridgewater, Massachusetts.

It may take months and possibly a year or longer to sell the West Bridgewater facility at a suitable price. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell the property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of the property. In August 2009, the mortgage note on the building matures and the remaining principal of $1.9 million will become due. If we are unable to sell the property before August or refinance the mortgage note, it could have a significant adverse effect on our cash flow and results of operations.

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

Some of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we make, regardless of the costs we incur. If we experience significant increases in the expense of producing products due to increased cost of materials, components, labor, capital equipment or other factors and are unable to pass through such increases to our customers, our profitability will likely decline. The cost of producing the Company’s products and services is also sensitive to the price of energy. The selling prices of the Company’s products and services have not always increased in response to raw material, energy or other cost increases and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

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

International sales accounted for 16% of our revenue from continuing operations during the year ended September 30, 2008. We anticipate that international sales will continue to account for a significant percentage of our revenue. Risks associated with these sales include:

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

Our financial condition could suffer if we experience unanticipated costs or enforcement action as a result of the Department of Justice investigation and other lawsuits.

The Company is still subject to an investigation by the Department of Justice that was initiated in the first half of 2006 while the Company was under prior management. The period of time necessary to resolve such investigation is uncertain and these matters could require significant management time and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, considerable legal and accounting expenses related to this matter have been incurred to date and significant expenditures may continue to be incurred in the future.

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

As of September 30, 2008, Harbinger, Ashford Capital Management Inc. (“Ashford Capital”) and Black Horse Capital were beneficial owners of approximately 23%, 13% and 6%, respectively, of the

Company’s common stock. Under the Plan of Reorganization, in May 2007, Harbinger appointed two members and Black Horse Capital appointed one member to the Company’s Board of Directors. All of our initially appointed board members were reelected at our annual stockholders’ meeting in February 2008. Therefore, Harbinger, Ashford Capital and Black Horse Capital have power to exert significant influence on our management and policies.

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

We currently have limited resources and facilities for the commercial manufacturing of sufficient quantities of product to meet expected demand. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. Although we believe we have made progress in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, there can be no assurances that supply will not be constrained going forward. If we are unable to manufacture a sufficient supply of our products, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, our two facilities in Maryland store approximately 19 million biological samples for our government and commercial customers, and such samples are irreplaceable. Additionally, our Milford facility is our primary manufacturing plant. Although we believe that our back-up power sources are sufficient in an emergency situation, an earthquake, fire, other disaster or continuous power outage at any of these locations would have a material adverse effect on our business, financial condition and results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover terrorism or all natural disasters, in particular, floods.

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

RISKS RELATED TO OUR INDUSTRY

Reduced demand due to economic downturn in overall market.

Our business is exposed to the risk that adverse economic conditions will reduce or defer the demand for research and development that utilize our products. The demand for our products may fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. Economic downturns or unfavorable changes in the financial and credit markets could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on research and development, purchase fewer of our products by reducing the amount they use or using their existing inventory, lengthen sales cycles, or delay, defer or cancel purchases of our products. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased. We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in any specific industry, or of any disruptions in the financial and credit markets. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

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

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste as well as regulations relating to the safety and health of laboratory employees. All of the Company’s laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and HBV. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

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

RISKS RELATED TO OUR STOCK

Our stock could be delisted if our stock price falls below $1.00.

Our Common Stock is traded on The NASDAQ Capital Market. Although we are currently in compliance with all applicable NASDAQ Capital Market requirements, if we fail to continue to meet all applicable NASDAQ Capital Market requirements, our stock could be delisted by The NASDAQ Capital Market. Under

NASDAQ rules, our stock price must remain at or above $1.00 per share price for continued listing under NASDAQ Marketplace Rule 4450(a). Given the current market conditions, NASDAQ has determined to suspend enforcement of the bid price of publicly held shares requirements for all listed companies through Friday, January 16, 2009, but there is no guarantee that such suspension will be extended. Delisting would adversely affect the market liquidity of our common stock and harm our business. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Our stock price could be volatile.

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

Four of our shareholders, Harbinger, Ashford Capital, Black Horse Capital and T. Rowe Price Associates (“T. Rowe Price”), collectively, are owners of approximately 48% of our outstanding shares of common stock. Accordingly, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired. If any or all of Harbinger, Ashford Capital, Black Horse Capital or T. Rowe Price were to liquidate their shares, the market price could decline significantly.

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

None.

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

On October 1, 2007, the Company entered into a lease agreement with Birchwood Fortune — SPVEF, LLC, pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years, which may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. During 2008, the Company moved from its West Bridgewater facility to its Milford facility. As a result, the Company began marketing the West Bridgewater facility and land for sale. Our principal facilities as of September 30, 2008 are listed below:

				Approximate Floor
Location	Facility Use	Industry Segment	Owned or Leased	Space in Sq. Ft.

Frederick, MD	Repository	BioServices	Leased	65,000
Milford, MA	Manufacturing, warehouse and office	Diagnostic & Biopharmaceutical Products	Leased	60,000
Gaithersburg, MD	Manufacturing, repository, laboratory and office	BioServices	Leased	36,000
West Bridgewater, MA	Held for Sale	Diagnostic & Biopharmaceutical Products	Owned	32,000

Item 3.	LEGAL PROCEEDINGS

Department of Justice/Securities and Exchange Commission

In the first half of 2006 while the Company was under prior management, the Company and certain former officers and directors were served with grand jury subpoenas by the U.S. Attorney’s Office for the Southern District of California requesting the production of certain documents. At about the same time, the Company learned that the staff of the Securities and Exchange (“SEC”), Division of Enforcement was also conducting an investigation focused on the Company’s financial statements filed with the SEC prior to September 30, 2005, the accounting documentation related to these financial statements and the ability of the Company’s auditors to rely on representations of the Company’s former management. In September 2008, the SEC notified the Company that the SEC completed its investigation of the Company and does not intend to recommend any enforcement action against the Company. The Company is cooperating fully with the requests of the U.S. Attorney’s Office.

CTL Analyzers, LLC

In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. During June 2008, the Company and CTL reached a settlement of approximately $0.1 million, which was paid in July 2008. The settlement did not have a material impact on the Company’s financial statements

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 23, 2008, SeraCare’s common stock has traded on The NASDAQ Capital Market under the symbol “SRLS”. Our stock previously traded on the NASDAQ National Market until March 22, 2006, after which it traded on the Pink Sheets until June 20, 2008, the last trading day prior to our relisting on NASDAQ. The price range per share of common stock presented below for the years ended September 30, 2008 and September 30, 2007 by quarter represents the highest and lowest closing prices for our common stock on the NASDAQ National Market prior to March 22, 2006, on the Pink Sheets from March 22, 2006 to June 20, 2008 and on the NASDAQ Capital Market thereafter. Pink Sheet quotes represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2008 Quarter Ended	High	Low

September 30, 2008	$5.19	$2.30
June 30, 2008	$4.90	$3.85
March 31, 2008	$6.00	$4.05
December 31, 2007	$6.35	$5.30

2007 Quarter Ended	High	Low

September 30, 2007	$7.00	$5.00
June 30, 2007	$7.55	$6.31
March 31, 2007	$7.00	$5.50
December 31, 2006	$6.80	$5.80

Holders

As of September 30, 2008 there were 18,565,580 shares of our common stock outstanding and 192 holders of record of our common stock. The closing price of our stock on September 30, 2008 was $2.99 per share.

Dividends

Our Board of Directors has no current plans to pay cash dividends. Our credit agreement with GE Capital currently limits our ability to declare or pay any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of our capital stock. Future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in our loan agreements and other agreements and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s Amended and Restated 2001 Stock Incentive Plan (the “Plan”) and commitments pursuant to Susan L.N. Vogt’s and Gregory A. Gould’s employment agreements each as of September 30, 2008:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options ($)	Reflected in First Column)

Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	962,000		$7.97	618,676
Equity compensation not pursuant to the Plan	700,000	(1)	$5.93	N/A

Total	1,662,000		$7.11

(1)	450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share and 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock over the period from September 30, 2003 to September 30, 2008, as compared with that of The NASDAQ Composite Index and The NASDAQ Biotechnology Index, based on an initial investment of $100 in each on September 30, 2003. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SeraCare Life Sciences, Inc., The NASDAQ Composite Index and The NASDAQ Biotechnology Index

* $100 Invested on 9/30/03 in stock or index-including reinvestment of dividends.

	September 30,
	2003	2004	2005	2006	2007	2008
SeraCare Life Sciences, Inc.	100.00	182.48	259.27	84.67	83.94	43.65

NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05

NASDAQ Biotechnology	100.00	103.64	125.03	125.78	137.54	132.36

Recent Sales of Unregistered Securities

There have been no shares of common stock issued, or options granted, by us since October 1, 2007 that were not registered under the Securities Act of 1933 (the “Securities Act”) and not previously reported in current reports on Forms 10-Q or 8-K. We registered 4,574,275 previously issued shares of common stock on a Registration Statement on Form S-1 (Registration No. 333-151773). We have not received any proceeds from the offering or sale of any shares registered on such registration statement, and will not receive any proceeds if any of those shares are sold by the selling stockholders listed in the S-1.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and has been derived from our audited financial statements for the five years ended September 30, 2008. The information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	In thousands, except for per share data

STATEMENT OF OPERATIONS DATA:
Revenue	$48,967	$47,304	$49,176	$50,300	$28,441
Cost of revenue	33,945	33,930	32,552	50,784	17,701

Gross profit (loss)	15,022	13,374	16,624	(484)	10,740
Research and development expense	1,776	566	496	410	—
Selling, general and administrative expenses	16,119	14,527	13,308	11,958	5,097
Impairment of assets	7,987	5,220	—	—	—
Reorganization items	1,314	5,224	9,408	—	—

Operating (loss) income	(12,174)	(12,163)	(6,588)	(12,852)	5,643
Interest expense	(386)	(697)	(2,114)	(1,762)	(250)
Interest expense to related parties	—	(313)	(493)	(490)	(23)
Other income (expense), net	221	194	286	(96)	26

(Loss) income before income taxes	(12,339)	(12,979)	(8,909)	(15,200)	5,396
Income tax (benefit) expense	(376)	76	(31)	(513)	1,241

Net (loss) income from continuing operations	(11,963)	(13,055)	(8,878)	(14,687)	4,155
Loss from discontinued operations, net of income tax	—	(110)	(15,400)	(6,410)	—

Net (loss) income	$(11,963)	$(13,165)	$(24,278)	$(21,097)	$4,155

(LOSS) INCOME PER COMMON SHARE:
Basic net (loss) income per common share:
Continuing operations	$(0.64)	$(0.82)	$(0.64)	$(1.32)	$0.51
Discontinued operations	—	(0.01)	(1.10)	(0.58)	—

Net (loss) income	$(0.64)	$(0.83)	$(1.74)	$(1.90)	$0.51

Diluted net (loss) income per common share:
Continuing operations	$(0.64)	$(0.82)	$(0.64)	$(1.32)	$0.45
Discontinued operations	—	(0.01)	(1.10)	(0.58)	—

Net (loss) income	$(0.64)	$(0.83)	$(1.74)	$(1.90)	$0.45

	As of September 30,
	2008	2007	2006	2005	2004
	In thousands

SELECTED BALANCE SHEET DATA:
Working capital	$14,330	$20,084	$7,777	$30,978	$23,923
Total assets	$51,097	$58,440	$71,108	$96,112	$89,128
Long-term obligations(1)	$61	$2,111	$5,718	$17,865	$25,967
Stockholders’ equity	$40,410	$50,524	$41,566	$64,586	$45,764

(1)	Includes debt, notes payable to related parties and capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The accompanying discussion and analysis of SeraCare’s financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. SeraCare bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates requiring routine adjustment. Actual results could differ from these estimates.

Results of Operations

The following table shows gross profit and expense items as a percentage of revenue:

	Year Ended September 30,
	2008	2007	2006

STATEMENT OF OPERATIONS DATA:	%	%	%
Revenue	100.0	100.0	100.0
Cost of revenue	69.3	71.7	66.2

Gross profit	30.7	28.3	33.8
Research and development expense	3.6	1.2	1.0
Selling, general and administrative expenses	32.9	30.7	27.1
Impairment of assets	16.3	11.0	—
Reorganization items	2.8	11.1	19.1

Operating loss	(24.9)	(25.7)	(13.4)
Interest expense	(0.8)	(1.5)	(4.3)
Interest expense to related parties	—	(0.6)	(1.0)
Other income, net	0.5	0.4	0.6

Loss before income taxes	(25.2)	(27.4)	(18.1)
Income tax (benefit) expense	(0.8)	0.2	—

Net loss from continuing operations	(24.4)	(27.6)	(18.1)
Loss from discontinued operations, net of income tax	—	(0.2)	(31.3)

Net loss	(24.4)	(27.8)	(49.4)

Comparison of years ended September 30, 2008 and September 30, 2007

Revenue

The following table sets forth segment revenue in millions of dollars for the years ended September 30, 2008 and 2007, respectively:

	September 30,	September 30,	Percent
	2008	2007	change

Diagnostic & Biopharmaceutical Products	$35.0	$35.0	0%
BioServices	14.0	12.3	14%

Total revenue	$49.0	$47.3	4%

Revenue for the year ended September 30, 2008 increased by 4%, or $1.7 million, to $49 million from $47.3 million in fiscal 2007. Diagnostic & Biopharmaceutical Products revenue remained flat, while BioServices revenue increased by $1.7 million, a 14% increase. Diagnostic & Biopharmaceutical Products revenue included $2.6 million from therapeutic grade human serum albumin products for fiscal 2008 as compared to $7.9 million for fiscal 2007. This revenue decreased due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade human serum albumin products, our total revenue increased $7.0 million, or 18% and the core Diagnostic & Biopharmaceutical Products increased $5.3 million, or 20%, due to organic growth. Revenue for our BioServices segment increased $1.7 million in fiscal 2008 due to increased testing services to non-government entities and $1.0 million billed pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods.

Gross Profit

During fiscal 2008, gross profit margin increased to $15.0 million, or 31% of revenue, as compared to $13.4 million, or 28% of revenue, for fiscal 2007. The increase in gross profit margin was mainly due to the benefit of achieving higher revenue in our core Diagnostic & Biopharmaceutical Products, as compared to therapeutic grade human serum albumin products, which have lower margins, and improved margin rates due to increased pricing in fiscal 2008. Our margin rates also benefited by $1.0 million from billings pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods. These factors were partially offset by increased inventory write-offs during fiscal 2008.

Research and Development Expense

Research and development expense totaled $1.8 million, or 4% of revenue, in the year ended September 30, 2008 and $0.6 million, or 1% of revenue, in the year ended September 30, 2007. Our research and development activities are focused around development of new controls and panels, as well as refinement of existing control and panel product lines. As part of our strategic plan, we have increased spending on research and development activities in fiscal 2008 as we emphasize the creation of new products and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $16.1 million, or 33% of revenue in the year ended September 30, 2008, from $14.5 million, or 31% of revenue in the year ended September 30, 2007. The increase primarily reflects the impact of increased headcount due to building a new management team and strengthening our sales and accounting teams, higher compensation expense due to a new company-wide bonus plan, increased accounting and legal fees, higher marketing expenses and increased consulting associated with the rebranding strategy. These were offset by lower stock-based compensation expense which decreased to $1.5 million for fiscal 2008 as compared to $2.3 million for fiscal 2007.

Impairment of Assets

As a result of the turmoil in the financial markets and the associated decline in the Company’s stock price, the Company recorded an impairment to goodwill during the fourth quarter of fiscal 2008 in the amount of $8.0 million related to its Diagnostic and Biopharmaceutical Products segment. In the fourth quarter of fiscal 2007, as a result of the completion of a new branding strategy, SeraCare decided to phase out the BBI Diagnostics brand name, resulting in a write-off of intangible assets of $5.2 million.

Reorganization Items

Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the SEC. These expenses totaled $1.3 million and $5.2 million in the fiscal years ended September 30, 2008 and 2007, respectively.

Operating Loss

Operating loss resulted from the factors above and included reorganization items as well as stock-based compensation expense and impairment charges. Operating loss was $12.2 million for fiscal 2008, which included stock-based compensation expense, reorganization expense and impairment of goodwill totaling $1.8 million, $1.3 million and $8.0 million, respectively, as compared to operating loss of $12.2 million for fiscal 2007, which included stock-based compensation expense, reorganization expense and impairment of trade name totaling $2.4 million, $5.2 million and $5.2 million, respectively.

Interest Expense and Other Income

Interest expense totaled $0.4 million for fiscal 2008, as compared to $0.7 million for fiscal 2007. The decrease in interest expense is due to a lower level of borrowed funds in fiscal 2008 compared to fiscal 2007 resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full repayment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.3 million during fiscal 2007. Notes payable to related parties were repaid in full in May 2007. Other income totaled $0.2 million in each of fiscal 2008 and 2007.

Income Tax (Benefit) Expense

During fiscal 2008, the Company recognized a tax benefit of $0.4 million as a result of amending its previously filed tax returns. The company recorded an expense of $0.1 million for state taxes during fiscal 2007. As of September 30, 2008 and 2007, the Company had deferred tax assets, net of liabilities, of $26.4 million and $25.4 million, respectively, that are fully reserved on the balance sheet.

Net Loss from Continuing Operations

As a result of the above, net loss from continuing operations for the year ended September 30, 2008 totaled $12.0 million compared to a net loss of $13.1 million for the year ended September 30, 2007.

Loss from Discontinued Operations

Loss from discontinued operations was generated by the Genomics Collaborative division of the business which was sold in March 2007. As such, there was no activity during fiscal 2008. The loss related to that division totaled $0.1 million in fiscal 2007, which included a gain on the sale of $0.8 million.

Net Loss and Net Loss Per Share

Net loss was $12.0 million in the year ended September 30, 2008 compared to a net loss of $13.2 million in the year ended September 30, 2007. Net loss per share on a basic and fully diluted basis was $0.64 in fiscal 2008 compared to $0.83 in fiscal 2007.

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

Gross Profit

Gross profit margin declined by 5.5% to 28.3% in fiscal 2007 from 33.8% in fiscal 2006. The overall decrease in gross profit margin was the result of the lower revenue discussed above and also the higher percentage of revenue generated from the BioServices segment, which has historically delivered lower margins than product revenue. In addition, we experienced increases in raw materials costs for Diagnostic & Biopharmaceutical Products due to increases in our sourced plasma costs stemming from worldwide shortages in plasma. We also received less favorable pricing and terms from many vendors while our competitors offered more favorable terms and pricing during the period in which were operating as a debtor-in-possession.

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

Impairment of Assets

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

Operating Loss

Operating loss resulted from the factors above and included reorganization items as well as stock-based compensation expense and an impairment charge in fiscal 2007. Operating loss was $12.2 million for fiscal 2007, which included stock-based compensation expense, reorganization expense and impairment of trade name totaling $2.4 million, $5.2 million and $5.2 million, respectively, as compared to operating loss of $6.6 million for fiscal 2006, which included stock-based compensation expense and reorganization expense totaling $0.8 million and $9.4 million, respectively.

Interest Expense and Other Income

Interest expense totaled $0.7 million in fiscal 2007 and $2.1 million in fiscal 2006. The decrease in interest expense is due to a lower level of borrowed funds in fiscal 2007 compared to fiscal 2006 resulting from repayment of a portion of long-term debt in the first quarter of fiscal 2007 and full payment of the then-existing senior debt commitments in May 2007. Interest expense to related parties totaled $0.3 million in fiscal 2007 and $0.5 million in fiscal 2006. Other income totaled $0.2 million and $0.3 million in fiscal 2007 and 2006, respectively.

Income Tax (Benefit) Expense

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

Loss from Discontinued Operations

Loss from discontinued operations was generated by the sale of the Genomics Collaborative division of the business in March 2007. The loss related to that segment totaled $0.1 million in fiscal 2007 and $15.4 million in fiscal 2006.

Net Loss and Net Loss Per Share

Net loss was $13.2 million in the year ended September 30, 2007 compared to a net loss of $24.3 million in the year ended September 30, 2006. Net loss per share on a basic and fully diluted basis was $0.83 in fiscal 2007 compared to $1.74 in fiscal 2006.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	September 30,
	2008	2007	2006

Net cash used in operating activities	$(2.6)	$(10.6)	$(6.2)
Net cash (used in) provided by investing activities	(3.8)	1.5	(4.8)
Net cash (used in) provided by financing activities	(0.2)	5.1	(5.0)

Net decrease in cash and cash equivalents	$(6.6)	$(4.0)	$(16.0)

As of September 30, 2008, our cash balance was $2.9 million, a decline of $6.6 million from our cash balance as of September 30, 2007. During the fiscal year ended September 30, 2008, we had a net loss of $12.0 million, which included non-cash charges of approximately $14.3 million, primarily related to goodwill impairment, inventory write-downs, stock based compensation and depreciation and amortization. Excluding these non-cash charges, we would have had net income of $2.3 million. Inventory increased by $7.8 million while taxes receivable decreased by $1.2 million. We had increases in accounts payable and accrued expenses of $0.6 million and $0.9 million, respectively. The increase in inventory relates primarily to the manufacture of larger lots and a build-up of inventory due to the increase in customer demand for our core Diagnostic & Biopharmaceutical Products and in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts which occurred at the end of fiscal 2008. The increase was also impacted by the purchase of scarce materials for which there is limited supply in the market. We received tax refunds from both the federal and state governments which totaled $1.6 million and recorded additional tax receivables of $0.4 million based on our amended tax returns. Accounts payable increased during the period due to the increase in inventory and the timing of payments. Accrued expenses increased primarily due to an increase in accrued compensation due to the build up of the bonus accrual and the timing of payroll. Other sources and uses of cash include $5.0 million in capital expenditures, primarily related to the construction in Milford, Massachusetts and reimbursement of tenant improvement costs of $1.2 million. We recorded the landlord reimbursement of $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. We are also in the process of renovating our Gaithersburg, Maryland facility and have recorded a $0.5 million receivable from our landlord and an offsetting deferred lease liability which is recognized over the term of the lease using the straight-line method. As such, our other liabilities increased to $2.2 million as of September 30, 2008. During fiscal 2008, we made payments of $0.2 million for our mortgage note and capital leases.

We had a current ratio, current assets to current liabilities, of 2.7 to 1 as of September 30, 2008 compared to 4.7 to 1 as of September 30, 2007. Total liabilities as of September 30, 2008 were $10.7 million compared to $7.9 million as of September 30, 2007. The total debt to equity ratio was 0.3 and 0.2 as of September 30, 2008 and September 30, 2007.

We believe our current cash on hand combined with future operating cash flows and our availability to draw funds under our credit agreement with GE Capital will be sufficient to meet our future operating cash needs in fiscal 2009. As of September 30, 2008, we had $5.6 million available for borrowing under the credit agreement. The Company utilized the line of credit in November 2008. As of November 30, 2008, the balance outstanding under the line of credit was $2.3 million.

Operating Cash Flows

Cash used in operating activities was $2.6 million for the year ended September 30, 2008, an improvement of $8.0 million compared to cash used of $10.6 million during fiscal 2007. During fiscal 2008, our net loss was less by $1.2 million and non-cash charges were higher by $5.2 million while inventory purchases increased $5.5 million due to the factors discussed above. Other changes in operating items were largely driven by the emergence from bankruptcy, including the payment of most prepetition liabilities during fiscal 2007 and a large decrease in prepaid expenses during fiscal 2007 as the Company was no longer required to pay its vendors in advance.

Investing Cash Flows

Cash used in investing activities was $3.8 million for the year ended September 30, 2008, an increase in cash used in investing activities of $5.3 million as compared to cash provided by investing activities of $1.5 million in fiscal 2007. Cash used in investing activities in fiscal 2008 relate primarily to capital expenditures for the construction of our new corporate offices and expansion of our manufacturing facility in Milford, Massachusetts, net of landlord reimbursements. During fiscal 2007, we received $2.0 million from the sale of our Genomics Collaborative division. In addition, we were operating under Chapter 11 of the United States Bankruptcy Code during the first half of fiscal 2007, which limited our ability to invest in capital expenditures for the future growth of the Company.

Financing Cash Flows

Cash used in financing activities was $0.2 million during fiscal 2008 compared to cash provided of $5.1 million during fiscal 2007. The $0.2 million used in fiscal 2008 was for the repayment of our mortgage note and capital leases. During fiscal 2007, the Company received $19.6 million from the Rights Offering, net of issuance costs and used the proceeds to pay down $10.6 million in long-term debt, $3.5 million of related party debt and the bankruptcy claims discussed above. In addition, we incurred $0.5 million in deferred financing costs related to the establishment of a $10.0 million revolving loan facility.

Off-Balance Sheet Arrangements

During fiscal 2008, we were not party to any off-balance sheet arrangements.

Debt

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital, now GE Capital, pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving loan facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the revolving loan outstanding balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2008, we had not drawn down on the line of credit and had $5.6 million available for borrowing at an interest rate of 6.45%. The Company utilized the line of credit in November 2008. As of November 30, 2008, the balance outstanding under the line of credit was $2.3 million.

The Company is also subject to an Assumption and Modification Agreement, dated September 14, 2004, between the Company and Commerce Bank & Trust Company which is secured by a mortgage note on the Company’s West Bridgewater facility. As of September 30, 2008, the principal amount outstanding under the promissory note related to this assumption agreement is $1.9 million. The note bears interest at a rate equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate is 5.75% as of September 30, 2008.

Critical Accounting Policies and Estimates

We have determined that for the periods covered in our 2008 Annual Report the following accounting policies and estimates are critical in understanding the financial condition and results of our operations.

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

Inventory valuation.  Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. We review inventory periodically for impairment based upon factors related to usability, age and fair market value and provide a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. The Company’s recorded inventory reserve was $3.5 million and $2.2 million as of September 30, 2008 and 2007, respectively.

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

Stock-Based Compensation.  On October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires us to recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.8 million and $2.4 million was recognized in the years ended September 30, 2008 and September 30, 2007, respectively, for all awards granted on or after October 1, 2005 as well as for the unvested portion of awards granted before October 1, 2005.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. We have recorded a valuation allowance of $26.4 million and $25.4 million as of September 30, 2008 and September 30, 2007, respectively, due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

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

The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2008 for assets and liabilities not subject to the deferral and October 1, 2009 for all other assets and liabilities. The Company is currently assessing the impact of this statement.

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

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company adopted FIN 48 on October 1, 2007. FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations(1)	$2,098	$2,037	$49	$12	$—
Interest payments(2)	204	163	41	—	—
Operating lease obligations	22,139	2,305	4,941	5,311	9,582
Purchase obligations	258	188	70	—	—

TOTAL	$24,699	$4,693	$5,101	$5,323	$9,582

(1)	Long-term debt obligations include capital leases. $1.9 million relates to the Commerce Bank & Trust Mortgage Note which is due on August 31, 2009 while the remaining $0.2 million relates to capital leases.

(2)	Interest payment amounts include unused line fees owed to GE Capital under the Credit and Security Agreement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.  As of September 30, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $1.9 million and (ii) cash and cash equivalents of $2.9 million, substantially all of which were held in short-term federal government securities. Our mortgage note bears interest at a variable rate. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by approximately $19,000 over the next twelve months.

Foreign Currency Exchange Risk.  The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.

We were not a party to any derivative financial instruments at September 30, 2008.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

The Company spent significant resources on completing our financial statements and obtaining audits for fiscal years 2005, 2006 and 2007, which impacted the Company’s ability to timely file the September 30, 2007 Form 10-K. The Company’s Audit Committee also received a draft letter during the quarter ended March 31, 2008 from Mayer Hoffman McCann P.C. which noted the Company’s resource issues with staffing and accumulating documentation associated with the challenges and volume of work and information necessary to accurately complete three years of financial statements and audits that were required for the September 30, 2007 Form 10-K. Upon the filing of the September 30, 2007 Form 10-K and the completion of the audits for fiscal years 2005, 2006 and 2007, we believe that we have the necessary staffing and ability to accumulate documentation to ensure that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2008.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)	Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the fourth quarter of our fiscal year ended September 30, 2008 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors and executive officers, compliance with Section 16(a) of the Act of 1934, our Code of Ethics and our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2009. Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information in response to this item will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2009. Such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2009. Such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2009. Such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2009. Such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Date	Number		Herewith

2.1		Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2		First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3		Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4		Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1		Certificate of Incorporation.	8-A	5/17/07	3.1
3.2		Amended and Restated Bylaws.	8-K	9/3/08	3.1
3.3		Certificate of Merger, dated May 17, 2007, filed with Delaware Secretary of State.	8-K	5/17/07	3.1
4.1		Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10	.1.1	Employment Agreement, dated July 14, 2006, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	8-K	5/17/07	10.1
10	.1.2	Employment Agreement, dated August 16, 2006, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	8-K/A	5/18/07	10.2
10	.1.3	Employment Agreement, dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	2/1/08	10.1
10	.1.4	Offer Letter, dated September 1, 2004, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	S-1	6/19/08	10	.1.4
10	.1.5	Offer Letter, dated September 29, 2006, between SeraCare Life Sciences, Inc. and William J. Smutny.*	S-1	6/19/08	10	.1.5
10	.2.1	Amended and Restated 2001 Stock Incentive Plan, as amended.*					X
10	.2.2	Form of Nonqualified Stock Option Agreement.*	8-K	5/21/07	99.2
10	.2.3	Form of Incentive Stock Option Agreement.*	8-K	5/21/07	99.3
10.3		SeraCare Life Sciences, Inc. Fiscal 2009 Director Compensation Program.*					X
10.4		SeraCare Life Sciences, Inc. Management Incentive Program.*	10-K	1/31/08	10.4
10.5		Award/Contract, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6		Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infections Diseases, National Institute of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7		Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8		Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8
10	.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10	.8.1

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Date	Number		Herewith

10	.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10	.8.2
10	.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10	.8.3
10	.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.	10-K	1/31/08	10	.8.4
10.9		Credit and Security Agreement, dated as of June 4, 2007, between SeraCare Life Sciences, Inc. and Merrill Lynch Capital (now GE Capital) as a lender and the Administrative Agent, excluding the annexes, exhibits, riders and schedules thereto.	8-K	6/11/07	10.1
10.10		Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3
10.11		Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12		Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13		Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14		Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15		$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8
10.16		Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
14.1		Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
31.1		Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.					X
31.2		Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.					X
32.1		Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.					X

Notes:

*	Indicates management contract or compensatory plan or arrangement.

†	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. agreed to assume certain of the obligations of Boston Biomedica, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeraCare Life Sciences, Inc.

/s/  Susan L.N. Vogt
By: Susan L.N. Vogt
Title: President and Chief Executive Officer
Date: December 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Susan L.N. Vogt Susan L.N. Vogt	President and Chief Executive Officer Director (Principal Executive Officer)	December 8, 2008
/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 8, 2008
/s/ Eugene I. Davis Eugene I. Davis	Chairman	December 8, 2008
/s/ Samuel D. Anderson Samuel D. Anderson	Director	December 8, 2008
/s/ Sarah L. Murphy Sarah L. Murphy	Director	December 8, 2008
/s/ Jill Tillman Jill Tillman	Director	December 8, 2008

SERACARE LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
December 3, 2008

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$2,945,866	$9,523,950
Accounts receivable, less allowance for doubtful accounts of $170,000 and $175,000 in 2008 and 2007, respectively	6,540,069	6,590,602
Taxes receivable	488,847	1,726,386
Inventory	12,153,891	7,316,515
Prepaid expenses and other current assets	664,406	333,305

Total current assets	22,793,079	25,490,758
Property and equipment, net	6,218,242	4,245,716
Assets held for sale	1,914,330	—
Goodwill	19,376,078	27,362,559
Other intangible assets	181,985	446,489
Other assets	612,841	894,223

Total assets	$51,096,555	$58,439,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,766,790	$2,201,256
Prepetition liabilities	—	198,612
Accrued expenses	3,658,983	2,818,700
Current portion of long-term debt	2,037,396	187,771

Total current liabilities	8,463,169	5,406,339
Long-term debt	61,038	2,111,368
Other liabilities	2,162,123	397,544

Total liabilities	10,686,330	7,915,251

Commitments and contingencies
Stockholders’ equity
Preferred stock — $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2008 and 2007	—	—
Common stock — $.001 par value, 35,000,000 shares authorized, 18,565,580 and 18,557,948 shares issued and outstanding as of September 30, 2008 and 2007, respectively	18,566	18,558
Additional paid-in capital	101,585,566	99,736,794
Retained earnings	(61,193,907)	(49,230,858)

Total stockholders’ equity	40,410,225	50,524,494

Total liabilities and stockholders’ equity	$51,096,555	$58,439,745

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006

Revenue	$48,966,648	$47,303,595	$49,175,857
Cost of revenue	33,944,392	33,929,232	32,551,533

Gross profit	15,022,256	13,374,363	16,624,324
Research and development expense	1,776,462	566,634	496,064
Selling, general and administrative expenses	16,118,864	14,526,718	13,308,077
Impairment of goodwill	7,986,481	—	—
Impairment of intangible assets	—	5,220,000	—
Reorganization items	1,314,013	5,223,896	9,408,052

Operating loss	(12,173,564)	(12,162,885)	(6,587,869)
Interest expense	(385,797)	(697,787)	(2,114,248)
Interest expense to related parties	—	(312,862)	(492,917)
Other income, net	220,531	194,062	286,361

Loss before income taxes	(12,338,830)	(12,979,472)	(8,908,673)
Income tax (benefit) expense	(375,781)	75,971	(30,878)

Net loss from continuing operations	(11,963,049)	(13,055,443)	(8,877,795)
Loss from discontinued operations, net of income tax	—	(109,438)	(15,400,107)

Net loss	$(11,963,049)	$(13,164,881)	$(24,277,902)

Loss per common share
Basic and diluted net loss per common share
Continuing operations	$(0.64)	$(0.82)	$(0.64)
Discontinued operations	—	(0.01)	(1.10)

Net loss	$(0.64)	$(0.83)	$(1.74)

Weighted average shares outstanding
Basic and diluted	18,562,350	15,876,236	13,986,413

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		paid-in	earnings	Total
	Shares	Amount	capital	(deficit)	amount

Balance, September 30, 2005	13,534,861	$66,421,091	$9,952,669	$(11,788,075)	$64,585,685
Net loss	—	—	—	(24,277,902)	(24,277,902)
Exercise of warrants and options	744,819	410,409	—	—	410,409
Stock-based compensation expense	—	—	795,242	—	795,242
Employee stock purchase plan	3,268	52,581	—	—	52,581

Balance, September 30, 2006	14,282,948	66,884,081	10,747,911	(36,065,977)	41,566,015
Net loss	—	—	—	(13,164,881)	(13,164,881)
Exercise of options	25,000	148,250	—	—	148,250
Change in par value due to Delaware corporation merger, par $.001	—	(67,018,023)	67,018,023	—	—
Rights Offering of common stock	4,250,000	4,250	20,183,250	—	20,187,500
Rights Offering of common stock, cost	—	—	(610,729)	—	(610,729)
Stock-based compensation expense	—	—	2,398,339	—	2,398,339

Balance, September 30, 2007	18,557,948	18,558	99,736,794	(49,230,858)	50,524,494
Net loss	—	—	—	(11,963,049)	(11,963,049)
Stock issued under stock plan	7,632	8	39,945	—	39,953
Stock-based compensation expense	—	—	1,808,827	—	1,808,827

Balance, September 30, 2008	18,565,580	$18,566	$101,585,566	$(61,193,907)	$40,410,225

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(11,963,049)	$(13,164,881)	$(24,277,902)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	1,313,978	1,389,087	1,989,232
Amortization of deferred financing expenses	179,875	59,959	419,667
Bad debt expense	17,766	95,299	202,945
Write-down of inventory	2,935,510	699,139	802,111
Impairment of trade name	—	5,220,000	—
Impairment of goodwill	7,986,481	—	13,384,849
Loss on disposal of fixed assets	33,278	—	182,393
Gain on disposition of certain assets of Genomics Collaborative division	—	(791,661)	—
Stock-based compensation	1,848,780	2,398,339	795,242
(Increase) decrease from changes, net of effects from acquisitions:
Accounts receivable	32,767	1,684,391	1,524,951
Taxes receivable	1,237,539	75,541	(291,822)
Inventory	(7,772,886)	(2,277,818)	(2,907,649)
Prepaid expenses and other current assets	213,459	1,463,608	(1,279,175)
Other assets	101,507	105,747	(258,339)
Increase (decrease) from changes, net of effects from acquisitions:
Accounts payable	565,534	657,934	(3,599,570)
Prepetition liabilities	(198,612)	(8,910,001)	6,824,963
Accrued expenses and other liabilities	853,564	640,684	317,880

Net cash (used in) operating activities	(2,614,509)	(10,654,633)	(6,170,224)

Cash flows from investing activities:
Purchases of property and equipment	(4,969,608)	(492,001)	(987,859)
Proceeds from landlord for leasehold improvements	1,206,738	—	—
Acquisition of certain assets of BioMedical Resources, Inc.	—	—	(290,463)
Acquisition of certain assets of Celliance division	—	—	(3,588,796)
Proceeds from the disposition of certain assets of Genomics Collaborative division	—	2,000,000	—
Proceeds from the disposal of property and equipment	—	15,000	18,000

Net cash (used in) provided by investing activities	(3,762,870)	1,522,999	(4,849,118)

Cash flows from financing activities:
Repayments of long-term debt	(200,705)	(10,590,578)	(20,436,527)
Repayment of related party debt	—	(3,500,000)	—
Deferred financing expenses	—	(539,627)	—
Proceeds from long term debt	—	—	15,000,000
Funding received from Rights Offering, net of issue costs	—	19,576,771	—
Proceeds from exercise of options, warrants and ESPP transactions	—	148,250	462,990

Net cash (used in) provided by financing activities	(200,705)	5,094,816	(4,973,537)

Net decrease in cash and cash equivalents	(6,578,084)	(4,036,818)	(15,992,879)
Cash and cash equivalents, beginning of year	9,523,950	13,560,768	29,553,647

Cash and cash equivalents, end of year	$2,945,866	$9,523,950	$13,560,768

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended September 30,
	2008	2007	2006

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$211,188	$1,859,600	$1,773,180
Federal income taxes	$—	$18,763	$530,000
State income taxes	$31,357	$2,636	$40,912
(b) Cash received for:
Federal income taxes	$1,550,658	$—	$—
State income taxes	$90,562	$20,169	$309,968
(c) Non-cash items disclosure:
Deferred Rent	$544,560	$—	$—
Stock issued for Director services	$39,953	$—	$—
Capital lease agreement	$—	$80,000	$—
(d) Acquisitions
Assets acquired:
Purchase of certain net assets of Celliance division
Inventory	$—	$—	$781,945
Prepaids	—	—	29,080
Property and equipment	—	—	517,788
Deposits	—	—	23,820
Goodwill (including $276,731 in transaction costs)	—	—	2,236,163

Total cash paid, including transaction costs	$—	$—	$3,588,796

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Background

(a)	Background and Organization

SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”), a Delaware corporation, serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. SeraCare’s operations are based in Milford, Massachusetts, with satellite manufacturing and offices in Frederick, Maryland and Gaithersburg, Maryland. During fiscal 2008, the Company had manufacturing operations in West Bridgewater, Massachusetts which were moved to the Milford, Massachusetts facility during the fourth quarter of fiscal 2008. The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials and intermediates used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry.

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

Advertising.  Advertising costs are expensed as incurred. Advertising expenses were $0.2 million, $0.1 million and $0.1 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents.  Cash equivalents consist of investments in money market accounts. The Company’s policy is to place its cash with financial institutions or federal government securities in order to limit the amount of credit exposure.

Fair Value of Financial Instrument.  Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value. Long-term debt are financial liabilities with carrying values that approximate fair value due to the recent incurrence of these obligations.

Accounts Receivable.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers’ current buying habits. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based on specific customer collection issues that have been identified. Bad debt expense was less than $0.1 million for the year ended September 30, 2008 and $0.1 million and $0.2 million for the years ended September 30, 2007 and 2006 respectively.

Inventory.  Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. The Company reviews inventory periodically for impairment based upon factors related to usability, age and fair market value and provides a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. The Company’s recorded inventory reserve was $3.5 million and $2.2 million as of September 30, 2008 and 2007, respectively.

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

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill and other non-amortizable intangible assets are evaluated annually and whenever events or circumstances indicate that these assets might be impaired. In addition, the Company has identified certain other non-amortizable intangibles. The Company has assigned goodwill and other non-amortizable intangible assets to discrete reporting units and determines impairment by comparing the carrying value of the reporting unit to its estimated fair value. The Company performed an impairment assessment for the years ended September 30, 2008, 2007 and 2006 which resulted in an impairment to the carrying value of Diagnostics and Biopharmaceutical Products segment goodwill during the year ended September 30, 2008 as a result of the turmoil in the financial markets and the associated decline in the Company’s stock price and an impairment to the carrying value of Genomics Collaborative division goodwill as the Company placed this division for sale during the year ended September 30, 2006.

The changes in the carrying value of goodwill during the years ended September 30, 2008, 2007 and 2006 are summarized as follows:

Balance as of September 30, 2005	$38,311,245
Goodwill impairment Genomics Collaborative division	(13,384,849)
Goodwill earn-out to BioMedical Resources, Inc.	200,000
Goodwill acquired Celliance division	2,236,163

Balance as of September 30, 2006	27,362,559
Goodwill adjustments during year	—

Balance as of September 30, 2007	27,362,559
Goodwill impairment Diagnostics & Biopharmaceutical Products	(7,986,481)

Balance as of September 30, 2008	$19,376,078

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. The Company has recorded a valuation allowance of $26.4 and $25.4 million as of September 30, 2008 and 2007, respectively, due to uncertainties related to the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

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

Deferred Financing Costs.  The Company capitalizes costs directly related to debt financing and amortizes such costs over the term of the financing. These costs are being amortized using the straight-line method. Deferred financing costs amortized to interest expense for the years ended September 30, 2008, 2007 and 2006 was approximately $0.2 million, $0.1 million and $0.1 million respectively. During the year ended September 30, 2006, the Company wrote-off an additional $0.3 million of deferred financing costs to interest expense related to the Company defaulting on the outstanding loans in fiscal 2006.

Stock-Based Compensation.  On October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires the Company to recognize share-based payments to employees, directors and others as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.8 million, $2.4 million and $0.8 million was recognized in the years ended September 30, 2008, 2007 and 2006, respectively, for all awards granted on or after October 1, 2005 as well as for the unvested portion of awards granted before October 1, 2005.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one-year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, the Company will adopt this statement on October 1, 2008 for assets and liabilities not subject to the deferral and October 1, 2009 for all other assets and liabilities. The Company is currently assessing the impact of this statement.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the Securities and Exchange Commission (“SEC”). These expenses totaled $1.3 million, $5.2 million and $9.4 million in the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

4.	Inventory

Inventory consists of the following:

	At September 30,
	2008	2007

Raw materials and supplies	$2,177,933	$1,244,399
Work-in process	1,494,030	1,126,113
Finished goods	11,985,479	7,156,639

Gross inventory	15,657,442	9,527,151
Reserve for obsolete inventory	(3,503,551)	(2,210,636)

Net inventory	$12,153,891	$7,316,515

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following:

	At September 30,
	2008	2007

Land and building	$—	$2,393,924
Furniture and equipment	3,103,237	1,985,519
Computer equipment and software	644,195	592,277
Construction in progress	727,692	113,962
Leasehold improvements	4,919,596	2,147,110

	9,394,720	7,232,792
Less: accumulated depreciation and amortization	(3,176,478)	(2,987,076)

Property and equipment, net	$6,218,242	$4,245,716

Depreciation expense, including amortization of property under capital leases, was $1.0 million, $1.1 million and $1.6 million for the years ended September 30, 2008, 2007 and 2006, respectively.

6.	Asset Held For Sale

On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during fiscal 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of September 30, 2008.

7.	Long-Term Debt

Long-term debt consists of the following:

	At September 30,
	2008	2007

Real property mortgage note	$1,940,448	$2,052,209
Capital leases	157,986	246,930

Total debt	2,098,434	2,299,139
Less current portion	(2,037,396)	(187,771)

Total long-term debt	$61,038	$2,111,368

GE Capital Credit and Security Agreement

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving loan facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. Interest is payable monthly. Amounts under the revolving loan facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving loan facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2008, $5.6 million was available for borrowing at an interest rate of 6.45%. There were no draw downs on the line of credit during the year ended September 30, 2008. The Company utilized the line of credit in November 2008. As of November 30, 2008, the balance outstanding under the line of credit was $2.3 million.

Brown Brothers Harriman/Union Bank of California, N.A. Revolving/Term Credit and Security Agreement

The Company entered into a four-year $25.0 million Revolving/Term Credit and Security Agreement with Brown Brothers Harriman & Co. as the collateral agent and Union Bank of California, N.A. as the administrative agent (the “Credit Agreement”), pursuant to which a $15.0 million term loan facility (the “Term Loan Facility”) and a $10.0 million revolving loan facility (“Revolving Loan Facility”) were made available to the Company and became effective September 14, 2004. Obligations under the Credit Agreement were secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. On September 14, 2004, the Company used the proceeds of $15.0 million of the Term Loan Facility and $6.0 million of the Revolving Loan Facility under the Credit Agreement to fund a portion of the acquisition of substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories, Inc. (“BBI Biotech”) divisions of Boston Biomedica, Inc. (“BBI”) (the “BBI Acquisition”) and to repay amounts outstanding under an existing credit agreement, which was terminated. The Revolving Loan Facility, which was available for working capital and other general corporate purposes, was governed by a borrowing base equal to 60% to 80% of eligible accounts receivable and the lesser of $7.5 million or 30% of eligible inventory.

On October 3, 2005, the Company entered into an amendment to its Credit Agreement with the lenders named therein, Brown Brothers Harriman & Co. and Union Bank of California, N.A. The amendment (a) increased the aggregate revolving loan commitment by $15.0 million from $10.0 million to $25.0 million; (b) added a swing line facility in the amount of $2.0 million; and (c) made certain other modifications as set forth therein.

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

Real Property Mortgage Note

Pursuant to the BBI Acquisition, the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004 (the “Assumption Agreement”), with Commerce Bank & Trust Company (“Commerce Bank”), pursuant to which the Company assumed certain of BBI’s obligations under the loan documents referenced therein (the “Loan Documents”). The obligations assumed by the Company include a promissory note (the “Note”) with an outstanding principal balance of approximately $2.3 million. The Note is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”), which was acquired by the Company pursuant to the BBI Acquisition. The Company also entered into a Guaranty (the “Guaranty”) in favor of Commerce Bank, to secure its obligations under the Loan Documents. The outstanding principal balance under the Note bears interest at a rate per annum of 9.75%

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

until February 25, 2005, at which time the rate per annum adjusted to a rate equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of September 30, 2008 was 5.75%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.

Subordinated Notes

On September 14, 2004, the Company entered into a four-and-one-half-year $4.0 million Subordinated Note Agreement (“Subordinated Note Agreement”) with certain lenders. Two of the three lenders (Barry Plost and Dr. Bernard Kasten who collectively held $3.5 million) were members of the Board of Directors of the Company, and the administrative agent was a corporation controlled by Mr. Plost. The Company issued the $4.0 million in notes under the Subordinated Note Agreement to fund a portion of the purchase price for the BBI Acquisition. Until September 15, 2006, the notes bore interest at a rate equal to 14% per annum, increasing thereafter to 16% per annum. Interest was payable monthly in cash, except that any amount in excess of 14% per annum shall be paid in kind, unless payment in cash was permitted under the Credit Agreement and the Company elected to pay such amount in cash. The notes were due on March 15, 2009 and had no scheduled prepayments or sinking fund requirements. The notes could have been repaid at any time prior to March 15, 2005 in an amount equal to the principal thereof plus accrued interest. At any time after March 15, 2005 until and including March 15, 2008, the notes may have been repaid only with the repayment of a fee equal to 3% (initially) of the amount to be repaid, declining each year by 1%. Mandatory prepayment of the notes was required upon a change of control in an amount equal to 101% of the principal thereof, plus accrued interest.

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

Aggregate Maturities

The aggregate maturities of long-term debt (including capital leases) for each of the five fiscal years subsequent to September 30, 2008 are as follows:

2009	$2,037,396
2010	30,743
2011	17,931
2012	12,364

$2,098,434

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but except as noted below, the Company is not currently a party to any material lawsuit or proceeding.

Chapter 11 Bankruptcy

On March 22, 2006, SeraCare Life Sciences, Inc., a California corporation (the “Debtor”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On February 21, 2007, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated. All items under the Plan of Reorganization have been completed as of September 30, 2008.

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

Department of Justice/Securities and Exchange Commission

In the first half of 2006 while the Company was under prior management, the Company and certain former officers and directors were served with grand jury subpoenas by the U.S. Attorney’s Office for the Southern District of California requesting the production of certain documents. At about the same time, the Company learned that the staff of the Securities and Exchange (“SEC”), Division of Enforcement was also conducting an investigation focused on the Company’s financial statements filed with the SEC prior to September 30, 2005, the accounting documentation related to these financial statements and the ability of the Company’s auditors to rely on representations of the Company’s former management. In September 2008, the SEC notified the Company that the SEC completed its investigation of the Company and does not intend to recommend any enforcement action against the Company. The Company is cooperating fully with the requests of the U.S. Attorney’s Office.

CTL Analyzers, LLC

In July 2006, CTL Analyzers, LLC (“CTL”), a medical technology company that makes devices to measure cellular immune responses, asserted a claim for breach of contract under the Company’s Plan of Reorganization in the Bankruptcy Court. The Company had objected to such claim. During June 2008, the

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company and CTL reached a settlement of approximately $0.1 million, which was paid in July 2008. The settlement did not have a material impact on the Company’s financial statements.

Purchase Commitments and Suppliers

At September 30, 2008 the Company was obligated to purchase $0.2 million and $0.1 million during fiscal 2009 and 2010, respectively. These purchase obligations are for miscellaneous operating contracts and capital projects.

For the year ended September 30, 2008, approximately 45% of materials purchases were from three suppliers. These suppliers represented 8% of the September 30, 2008 accounts payable. While there are some materials that the Company obtains from a single supplier, the Company is not dependent on any one supplier or group of suppliers for the Company’s business as a whole. Raw materials are generally available from a number of suppliers. The Company’s normal contract terms are FOB SeraCare’s dock with payment terms of 30-45 days. The Company’s agreement with Instituto Grifols S.A. for the supply of therapeutic grade human serum albumin lapsed during fiscal 2006 and was not renewed although Grifols continued to supply us for certain customers through December 2007. The Company signed a contract in July 2007 with Octapharma USA, Inc. for the supply of therapeutic grade human serum albumin.

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

For the year ended September 30, 2008, approximately 30% of revenue was from two customers. These customers represented 32% of the accounts receivable as of September 30, 2008. For the year ended September 30, 2007, approximately 28% of revenue was from two customers. These customers represented 32% of the accounts receivable as of September 30, 2007. For the year ended September 30, 2006, approximately 16% of revenue was from one customer.

Information regarding the Company’s geographical concentration of revenue is as follows:

	Year Ended September 30,
	2008	2007	2006

United States	$41,247,822	$37,143,056	$34,573,454
Europe	5,603,150	8,190,674	11,422,163
Asia	1,312,085	998,169	2,438,994
Other	803,591	971,696	741,246

Total	$48,966,648	$47,303,595	$49,175,857

SeraCare has three non-exclusive licensing agreements with the NIH. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company had royalty expenses

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of $0.1 million to the NIH under the three agreements on net sales generated during each of the fiscal years ended September 30, 2008, 2007 and 2006.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received $0.1 million from Millipore under this agreement during the fiscal years ended September 30, 2008 and 2007 and an immaterial amount during the fiscal year ended September 30, 2006.

9.	Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. The lease may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The new campus expands upon space currently occupied by the Company at the Milford site. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and moved the manufacturing operations from West Bridgewater to Milford during the fourth quarter of fiscal 2008. The Milford facility houses SeraCare’s entire Massachusetts operations, including the Company’s corporate headquarters. The renovations to the Milford facility have generated an increase of $3.7 million in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The Company has been reimbursed $1.2 million by the landlord and has recorded a deferred lease liability which will be recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of September 30, 2008, the total deferred lease liability for this facility was $1.4 million.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland and these leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method.

On April 3, 2007, the Company entered into a 60 month capital lease for testing equipment. On November 18, 2004, the Company entered into a 60 month capital lease for various equipment. The Company had equipment related to capital leases of $0.4 million at both September 30, 2008 and 2007 and accumulated amortization was $0.2 million and $0.1 million, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital Leases	Operating Leases	Total Leases

Fiscal years ended September 30,
2009	$106,984	$2,304,743	$2,411,727
2010	34,439	2,403,099	2,437,538
2011	19,930	2,538,307	2,558,237
2012	12,766	2,619,312	2,632,078
2013	—	2,691,708	2,691,708
Thereafter	—	9,582,134	9,582,134

Total minimum lease payments	174,119	$22,139,303	$22,313,422

Less: amounts representing interest	(16,133)

Present value of future minimum capital lease payments	$157,986

Rent expense amounted to $3.0 million, $2.2 million and $2.9 million for the years ended September 30, 2008, 2007 and 2006, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. During the year ended September 30, 2007, the Company terminated the lease for the Genomics Collaborative division facility. The breakage fee of $0.3 million is included in discontinued operations.

10.	Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended September 30,
	2008	2007	2006

Current provision (credit):
Federal	$(237,580)	$18,763	$—
State	(138,201)	57,208	(30,878)

Total current provision (credit)	(375,781)	75,971	(30,878)

Deferred tax provision (benefit):
Federal	(3,289,869)	(4,662,418)	(2,871,087)
State	2,227,234	(1,325,667)	(878,805)

Total deferred provision (credit)	(1,062,635)	(5,988,085)	(3,749,892)

Total provision (credit)	(1,438,416)	(5,912,114)	(3,780,770)
(Decrease) increase in valuation allowance	1,062,635	5,988,085	3,749,892

Total income tax (benefit) expense	$(375,781)	$75,971	$(30,878)

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended September 30,
	2008	2007	2006

Computed provision for taxes	34.0%	34.0%	34.0%
State taxes	(1.5)%	(0.3)%	0.2%
General business credits	—%	3.7%	2.6%
Other, net	(9.9)%	(3.5)%	(5.1)%
Change in valuation allowance	(19.5)%	(34.5)%	(31.4)%

Total provision, net of valuation allowance	3.1%	(0.6)%	0.3%

	As of September 30,
	2008	2007	2006

Net operating loss carryforwards:
Federal	$39,243,000	$45,300,000	$31,400,000
State	$48,836,000	$49,100,000	$36,300,000

	As of September 30,
	2008	2007	2006

Deferred tax assets	$26,420,648	$26,381,601	$19,828,083
Less: valuation allowances	(26,420,648)	(25,358,013)	(19,228,826)

Net deferred tax asset	—	1,023,588	599,257
Deferred tax liability	—	(1,023,588)	(599,257)

Net deferred tax asset	$—	$—	$—

Deferred tax assets as of September 30, 2008, 2007 and 2006 relate primarily to federal and state net operating loss carryforwards that begin to expire during 2024. The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Because management does not believe that it is more likely than not that the deferred tax assets will be realized, a full valuation allowance has been established. The deferred tax liability relates primarily to timing differences in depreciation and amortization expense.

The Company recorded a current tax benefit of $0.4 million for the year ended September 30, 2008 as a result of amending previously filed federal and state income tax returns.

The Company adopted FIN 48, effective October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on the Company’s financial position or results of operations.

The Company files a U.S. federal income tax return as well as various state income tax returns. The Company is no longer subject to tax examinations for years ending before September 30, 2005, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before such time. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

interest or penalties at some point in the future, they will be classified in the financial statements as selling, general and administrative expense.

11.	Related Party Transactions

The following is a description of the transactions the Company has engaged in with the Company’s directors and officers and beneficial owners of more than five percent of the Company’s voting securities and their affiliates:

The Company did not enter into any related party transactions during the year ended September 30, 2008.

During the year ended September 30, 2007, the Company entered into the following related party transactions:

•	Harbinger Capital Partners Master Fund I Ltd. and Harbinger Capital Partners Special Situations Fund L.P. (collectively, “Harbinger”), a greater than 5% beneficial owner of the Company, appointed two directors to the Company’s Board of Directors pursuant to the Plan of Reorganization.

•	Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd. (collectively, “Black Horse Capital”), a greater than 5% beneficial owner, appointed one director to the Company’s Board of Directors pursuant to the Plan of Reorganization.

•	Barry Plost and Bernard L. Kasten, two former directors, were parties to the Subordinated Note Agreement between the Company and one other note holder. There was no related party interest expense during the year ended September 30, 2008. During the years ended September 30, 2007 and 2006, the Company incurred related party interest expense of $0.3 million and $0.5 million, respectively. The debt was paid in full with the proceeds of the Rights Offering and the agreement was terminated in May 2007. The Company therefore had no liability for these notes at September 30, 2008 or 2007.

During the year ended September 30, 2006, the Company entered into the following related party transactions:

The Company was party to an agreement with Biomat USA, Inc., the Company’s former parent, which sets forth the terms and conditions pursuant to which Biomat USA, Inc. supplied the Company with certain plasma products until January 2006 at prices which were agreed upon on an annual basis. Under this agreement, Biomat USA, Inc. also provided plasmapheresis services to donors referred by the Company, including collecting, testing and delivering plasma. The plasma products provided by Biomat USA, Inc. to the Company under this agreement were subject to minimum quality specifications set forth in the agreement and were subject to specifications for delivery, storage and handling of the plasma in accordance with applicable laws, industry standards and good manufacturing practices.

The Company was also party to an agreement with Instituto Grifols S.A. (a subsidiary of Probitas Pharma S.A.), under which Instituto Grifols S.A. supplied it with human serum albumin, which the Company then distributed to various biotech companies. Under this agreement, Instituto Grifols S.A. also supplied the Company with therapeutic grade human serum albumin for use in diagnostic products. The Company obtained a substantial portion of its revenue and operating margin from sales of products incorporating the therapeutic grade human serum albumin supplied by Instituto Grifols S.A. under this agreement. The agreement was amended in 2001 to extend its term until March 31, 2006 and was not extended after March 31, 2006 although Grifols continued to supply us for certain customers through December 2007. Probitas Pharma S.A. held a five-year warrant to purchase 563,347 shares of the Company’s common stock. During the period ended September 30, 2005, the warrant was subsequently assigned by Probitas Pharma to four investors who exercised these warrants in fiscal 2006. Mr. Plost, the former Chairman of the Board of Directors of the Company during fiscal 2005 and fiscal 2006, was the president of Biomat USA, Inc. and served as a director of Probitas Pharma S.A.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On September 25, 2001, Probitas Pharma S.A., through its subsidiary Instituto Grifols S.A., acquired Biomat USA, Inc. The Company purchased from subsidiaries of Biomat USA, Inc. products and services totaling $8.5 million during the year ended September 30, 2006.

Jerry L. Burdick, a former director and the former Secretary of the Company was also a consultant to the Company from August 2004 until March 2006. The Company paid Mr. Burdick a monthly retainer fee of $10,000 plus an hourly consulting fee for services performed. The Company purchased services totaling $0.1 million during the year ended September 30, 2006.

12.	Stockholders’ Equity

As of September 30, 2005, the total number of shares outstanding was 13,534,861. In fiscal 2006, employees exercised 56,666 incentive stock options and purchased 3,268 shares through the ESPP. Board members exercised 210,000 options. Finally, 478,153 options were exercised in relation to a supply agreement from 2001 with Probitas Pharma.

In fiscal 2007, Board members exercised 25,000 options. In addition, the Company raised capital through a rights offering, which entitled each holder of common stock to purchase its pro rata share (the “Rights Offering”). Unexercised subscription rights were purchased by the backstop purchasers. Through the Rights Offering the Company issued 4,250,000 shares of common stock at $4.75 per share. The $20.2 million raised through the Rights Offering was used to settle the claims and administrative cost of the bankruptcy. The Company incurred $0.6 million of costs related to the Rights Offering.

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

During fiscal 2008, the non-employee directors were issued a total of 7,632 shares of the Company’s common stock.

As of September 30, 2008, the total number of shares outstanding was 18,565,580.

The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.

13.	Stock-Based Compensation Plans

The Company’s Amended and Restated 2001 Stock Incentive Plan (the “Plan”) provides for the issuance of up to 1,800,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the Plan. These include non-qualified stock options, incentive stock options, restricted stock, stock units, stock bonuses, dividend equivalents, deferred payment rights and other awards. Incentive stock options covering up to 1,000,000 shares may be granted under the Plan. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest over one year on a quarterly basis or immediately upon grant. No restricted stock has been issued under the Plan.

As of September 30, 2007, options to purchase 741,500 shares of common stock remained outstanding. As of September 30, 2008, 618,876 shares of common stock remain available for future grants under the Plan. Options covering 211,492 shares of common stock have been exercised under the Plan. During fiscal 2008, options to purchase 490,000 shares of common stock were issued under the Plan. Employees and members of

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Board of Directors received options to purchase 70,000 shares and 420,000 shares of common stock, respectively. In addition, 7,632 shares of common stock were issued to the non-employee directors. In fiscal 2008, options to purchase 269,500 shares of common stock expired. No options to purchase shares of common stock were exercised during fiscal 2008. As of September 30, 2008, options to purchase 962,000 shares of common stock remained outstanding, of which 464,500 were exercisable.

Options Granted Outside of the Plan

As of September 30, 2007, options to purchase 700,000 shares of common stock were issued outside the Plan. During fiscal 2008, there was no activity outside of the Plan. As of September 30, 2008, options to purchase 700,000 shares were outstanding, of which 383,333 were exercisable. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.

A summary of the Company’s options as of September 30, 2008 and changes during the year then ended is presented below:

		Weighted-	Weighted-average
		average	remaining
	Number of	exercise	contractual term	Aggregate
Options	options	price	(In years)	intrinsic value

Outstanding September 30, 2007	1,441,500	$7.57
Granted	490,000	$5.35
Exercised	—	$—
Cancelled/Forfeited	(269,500)	$6.35

Outstanding September 30, 2008	1,662,000	$7.11	5.18	$—

Exercisable at September 30, 2008	847,833	$8.55	4.83	$—

There was no intrinsic value for options currently exercisable or options outstanding at September 30, 2008 as the exercise price exceeded the stock price at September 30, 2008. The Company’s stock price closed at $2.99 on September 30, 2008. Intrinsic value for stock options is defined as the difference between the current market value of the stock and the exercise price. The intrinsic value represents the value that would have been received by the option holders had the option holders exercised all of their options as of that date.

On October 1, 2005, the Company adopted the fair value recognition provision of SFAS 123R using the modified-prospective transition method. Therefore, compensation expense recognized during each of the three years in the period ended September 30, 2008 includes compensation expense for all awards issued subsequent to October 1, 2005 under the provisions of SFAS 123R. Also included in the compensation expense are awards which were issued prior to the adoption of SFAS 123R and had any portion of the original grant date fair value unvested at the date of adoption. The Company recognizes compensation costs net of estimated forfeitures on a graded vesting basis over the vesting period for each award. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company utilizes the graded vesting method to record stock-based compensation expense. Management believes this methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method.

The following table presents stock-based compensation expense included in our statements of operations:

	Year Ended September 30,
	2008	2007	2006

Cost of revenue	$252,859	$85,331	$155,569
Research and development expense	67,435	8,863	33,639
Selling, general and administrative expenses	1,528,486	2,304,145	606,034

Total stock based compensation expense	$1,848,780	$2,398,339	$795,242

Incremental charge to earnings per share
Basic and diluted	$0.10	$0.15	$0.06

No stock-based compensation expense was capitalized during fiscal 2008, 2007 or 2006. Included in the amount of compensation expense recorded in fiscal 2007 and 2006 is stock compensation expense which relates to the modification of options as discussed below. The Company had no income tax benefit recognized in the income statement for share-based compensation arrangements during each of the three years in the period ended September 30, 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. The expected volatility was calculated based on the historical fluctuation of the stock price for a term equivalent to the expected term of the options at the grant date. The average expected term was calculated using the SAB 107 simplified method for estimating the expected term. The risk-free interest rate is based on the U.S. Treasury constant maturities with a term equivalent to the expected term of the options at the grant date. The dividend yield assumption is based on history and expectation of paying no dividends. The fair value is then amortized on a graded basis over the vesting period. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended September 30,
	2008	2007	2006

Expected stock volatility	84.17-91.74%	79.70-95.44%	61.85-78.95%
Weighted-average volatility	89.05%	83.61%	77.56%
Risk free interest rate	1.85-3.61%	4.55-4.79%	4.60-4.76%
Expected term of options (years)	2.81-3.50	2.50-6.00	3.50-6.00
Expected annual dividend per share	0%	0%	0%

The weighted-average grant date fair value of options granted during the years ended September 30, 2008, 2007 and 2006 was $3.18, $4.09 and $4.24, respectively. The intrinsic value of the options exercised during the year ended September 30, 2007 was less than $0.1 million and $7.6 million during fiscal 2006. There were no options exercised during fiscal 2008.

SFAS 123R requires the cash flows from the tax benefits from deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. There was no excess cash tax benefit classified as a financing cash inflow for the three years in the period ended September 30, 2008.

As of September 30, 2008, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

recognized over a weighted-average period of 1.25 years. The total fair value of shares vested during the years ended September 30, 2008, 2007 and 2006 was $1.8 million, $2.4 million and $0.8 million, respectively.

On May 8, 2006, the Compensation Committee of the Board of Directors voted to reprice outstanding employee stock options subject to the approval of the Bankruptcy Court. Such approval occurred on May 26, 2006 and the options were repriced to $5.45, at the lower of the exercise price of the subject stock options or 110% of the closing price on May 26, 2006 which equaled $5.45. Options to purchase 456,501 shares of common stock were subject to the repricing with original option prices ranging from $3.00 to $17.85. The expense that relates to the modification of the exercise price on vested stock options as of the modification date under SFAS 123R was $0.1 million. The expense was charged to compensation expense during the year ended September 30, 2006. The modification also resulted in additional compensation expense on unvested options of $0.1 million to be amortized over the remaining term of the modified options. From the years ended September 30, 2006 through 2009, the additional stock-based compensation is expensed as follows:

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets out the computations of basic and diluted net income per common share:

	Year Ended September 30,
	2008	2007	2006

Numerator:
Net loss from continuing operations	$(11,963,049)	$(13,055,443)	$(8,877,795)
Loss from discontinued operations, net of income tax	—	(109,438)	(15,400,107)

Net loss	$(11,963,049)	$(13,164,881)	$(24,277,902)

Denominator:
Weighted average common shares outstanding	18,562,350	15,876,236	13,986,413
Effect of dilutive securities:
Stock options(1)	—	—	—

Diluted weighted average common shares outstanding	18,562,350	15,876,236	13,986,413

Basic and diluted net loss per common share:
Continuing operations	$(0.64)	$(0.82)	$(0.64)
Discontinued operations	—	(0.01)	(1.10)

Net loss	$(0.64)	$(0.83)	$(1.74)

(1)	Excluded from the calculation of diluted net income per common share for the years ended September 30, 2008, 2007 and 2006 were 1,748,414, 1,656,789 and 1,813,330 shares, respectively, related to stock options because their effect was anti-dilutive.

15.	Segment Information

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

The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Segments are expected to manage only assets completely under their control. Accordingly, segment assets include primarily accounts receivable, inventory, and property plant and equipment and do not include assets identified as general corporate assets or assets associated with discontinued operations. Amortization of intangibles is not allocated to the segment level, and accordingly has not been included in this data. The impact of discontinued operations has also been excluded from the data disclosed here. The following segment financial statements have been prepared on the same basis as the Company’s financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s segment information as of or for the years ended September 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Revenue:
Diagnostic & Biopharmaceutical Products	$34,982,601	$34,998,141	$37,805,224
BioServices	13,984,047	12,305,454	11,370,633

Total revenue	$48,966,648	$47,303,595	$49,175,857

Gross profit (loss):
Diagnostic & Biopharmaceutical Products	$11,643,308	$11,554,296	$15,007,803
BioServices	3,378,948	1,820,067	1,616,521

Total gross profit (loss)	$15,022,256	$13,374,363	$16,624,324

Identifiable assets:
Diagnostic & Biopharmaceutical Products	$35,723,683	$37,800,281	$37,938,251
BioServices	8,564,597	7,715,111	8,345,734

Total identifiable assets	$44,288,280	$45,515,392	$46,283,985

Depreciation:
Diagnostic & Biopharmaceutical Products	$740,515	$639,651	$607,539
BioServices	308,959	484,932	518,377

Total depreciation	$1,049,474	$1,124,583	$1,125,916

Capital expenditures:
Diagnostic & Biopharmaceutical Products	$3,954,212	$309,706	$613,433
BioServices	1,015,396	182,295	254,874

Total capital expenditures	$4,969,608	$492,001	$868,307

16.	Acquisitions

Celliance Acquisition

On November 21, 2005, the Company entered into an asset purchase agreement to purchase the Milford, Massachusetts diagnostic manufacturing facilities and certain product lines of the Celliance division of Serologicals Corporation. The purpose of the purchase was to increase the Company’s portfolio of products in the areas of molecular diagnostic reagents, diagnostic intermediates and substrates. The purchase price was comprised of $3.3 million in cash plus the assumption of certain commitments, which were valued at $0 as of the acquisition date. The Company incurred transaction costs of $0.3 million.

The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the statement of operations from the date of acquisition. The allocation of the fair values of assets and liabilities were based upon the Company’s appraisal of such values. The excess of the purchase price over acquired assets was $2.2 million and is classified as goodwill.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the allocation of the purchase price as of September 30, 2006 is as follows.

Assets acquired
Inventory	$781,945
Prepaid assets	29,080
Property and equipment, net	517,788
Deposits	23,820
Goodwill	2,236,163

Total assets acquired	$3,588,796

The entire amount of goodwill of $2.2 million is expected to be deductible for tax purposes over 15 years.

BMR Acquisition

On July 16, 2003, the Company acquired substantially all of the assets of BioMedical Resources, Inc. (“BMR”). BMR was a privately-held provider of disease state antibody products used in the development and manufacture of calibrators and controls.

The purchase price paid by the Company for BMR was $4.0 million, which consisted of $3.6 million in cash and 67,002 shares of common stock having an aggregate value of $0.4 million. In addition, as partial consideration, the Company agreed to pay to BMR, beginning in fiscal 2004 and concluding in fiscal 2006, earn-out payments pursuant to a formula based on the actual operating income of the combined companies’ disease state business. During the year ended September 30, 2006, further increases to goodwill were recorded due to earnout amounts of $0.2 million.

17.	Discontinued Operations

GCI Disposition

On March 29, 2007, the Company and BioServe entered into an asset purchase agreement pursuant to which BioServe agreed to purchase certain assets principally used in the business the Company acquired from GCI and assume certain limited liabilities of the business. Under the terms of the asset purchase agreement, the consideration consists of $2.0 million cash, subject to reduction for inventory adjustments, and a 7.5% royalty on BioServe’s net sales related to the business for five years. The assets sold included $0.9 million of fixed assets, certain intangible assets which were fully amortized and its library of specimens which had a carrying value of zero. The Company recorded a gain on the sale of $0.8 million. As of September 30, 2008, the Company has not received any payments related to the royalties. The Company is actively pursuing collections of royalty amounts due but has not recorded a receivable due to collectibility concerns.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of operations and the gain on disposal of the business has been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture have been reclassified as held for sale in the Balance Sheet for prior periods. During the second quarter of 2006, the Company assessed its long-lived assets and recorded a goodwill impairment of $12.6 million related to this business. During the fourth quarter of 2006, the Company placed this business for sale in order to focus on its core business. As a result, the Company recorded an additional goodwill impairment of $0.8 million.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s results from discontinued operations, net of income taxes, for the years ended September 30, 2008, 2007 and 2006 are as follows:

	Year Ended September 30,
	2008	2007	2006

Revenue	$—	$965,938	$3,569,420
Goodwill impairment	$—	$—	$(13,384,849)
Pretax losses	$—	$(901,099)	$(15,400,107)
Income tax benefit	$—	$—	$—
Gain on disposal	$—	$791,661	$—
Income tax on disposal	$—	$—	$—
Net loss from discontinued operations	$—	$(109,438)	$(15,400,107)

18.	Intangibles

September 30, 2008

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset

Developed product technology	5	$150,000	$120,000	$30,000
Customer relationships	4-5	1,090,000	938,015	151,985

		$1,240,000	$1,058,015	$181,985

September 30, 2007

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset

Developed product technology	5	$150,000	$90,000	$60,000
Customer relationships	4-5	1,090,000	703,511	386,489

		$1,240,000	$793,511	$446,489

Amortization expense for the years ended September 30, 2008, 2007 and 2006 was $0.3 million, $0.3 million and $0.4 million, respectively. During the year ended September 30, 2007, management initiated a rebranding strategy which reflects the new strategic and business direction and focus of the Company. As a result, the Company wrote off the BBI Diagnostics trade name which was carried at $5.2 million.

The estimated aggregate amortization expense for intangible assets owned as of September 30, 2008 is $0.2 million during fiscal 2009.

19.	Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan (the “401(k) Plan”). Effective January 1, 2007, the company amended the 401(k) Plan to match employee contributions each pay period at a rate of 25% of eligible contributions to employees who had more than one year of service with the Company. Eligible contributions are defined as employee contributions up to a maximum of 6% of employee compensation. Total matching contributions made to the 401(k) Plan and charged to expense by the Company were $0.1 million for each of the years ended September 30, 2008 and 2007.

Prior to January 1, 2007, the Company only paid a discretionary matching contribution to the 401(k) Plan. The Company made a $0.2 million discretionary matching contribution to the 401(k) Plan that was

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

expensed and paid by the Company during the year ended September 30, 2006 and distributed to the plan participants. This match was calculated as 20% of 401(k) elective deferrals up to 6% of employee gross compensation earned during the calendar year ended December 30, 2005.

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

	For the Three Months Ended
	December 31	March 31	June 30	September 30(1)	Total Year

Year ended September 30, 2008:
Revenue	$12,626,319	$12,530,143	$12,374,095	$11,436,091	$48,966,648
Gross profit	4,098,483	4,712,954	3,631,750	2,579,069	15,022,256
Operating loss	(606,710)	(212,953)	(1,053,164)	(10,300,737)	(12,173,564)
Loss from continuing operations	(667,057)	(330,651)	(555,310)	(10,410,031)	(11,963,049)
Discontinued operations	—	—	—	—	—
Net loss	(667,057)	(330,651)	(555,310)	(10,410,031)	(11,963,049)
Loss per common share:
Basic and diluted	(0.04)	(0.02)	(0.03)	(0.56)	(0.64)
Year ended September 30, 2007:
Revenue	$9,910,372	$13,989,309	$11,961,463	$11,442,451	$47,303,595
Gross profit	2,470,384	3,331,338	3,769,940	3,802,701	13,374,363
Operating loss	(2,168,144)	(3,823,355)	(497,491)	(5,673,895)	(12,162,885)
Loss from continuing operations	(2,510,254)	(4,124,893)	(669,998)	(5,750,298)	(13,055,443)
Discontinued operations	(300,197)	207,717	(16,958)	—	(109,438)
Net loss	(2,810,451)	(3,917,176)	(686,956)	(5,750,298)	(13,164,881)
Loss per common share:
Basic and diluted	(0.20)	(0.27)	(0.04)	(0.31)	(0.83)

(1)	In the fourth quarter of fiscal 2008, SeraCare wrote-off $8.0 million of goodwill. In the fourth quarter of fiscal 2007, SeraCare wrote-off $5.2 million related to the BBI Diagnostics trade name, an intangible asset.