Form 10-Q
period 2008-12-31
SERACARE LIFE SCIENCES INC
filed 2009-02-17
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock outstanding as of January 31, 2009 was 18,577,596.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	December 31,	September 30,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$5,003,249	$2,945,866
Accounts receivable, less allowance for doubtful accounts of $175,000 and $170,000 as of December 31, 2008 and September 30, 2008, respectively	5,136,691	6,540,069
Taxes receivable	488,847	488,847
Inventory	11,787,768	12,153,891
Prepaid expenses and other current assets	203,597	664,406

Total current assets	22,620,152	22,793,079
Property and equipment, net	6,418,970	6,218,242
Assets held for sale	1,914,330	1,914,330
Goodwill	4,284,979	19,376,078
Other intangible assets	114,000	181,985
Other assets	586,841	612,841

Total assets	$35,939,272	$51,096,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,816,521	$2,766,790
Accrued expenses and other liabilities	2,210,574	3,658,983
Revolving credit facility and current portion of long-term debt	5,823,839	2,037,396

Total current liabilities	9,850,934	8,463,169
Long-term debt	90,078	61,038
Other liabilities	2,186,454	2,162,123

Total liabilities	12,127,466	10,686,330

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,569,660 and 18,565,580 shares issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	18,570	18,566
Additional paid-in capital	101,897,666	101,585,566
Retained earnings (deficit)	(78,104,430)	(61,193,907)

Total stockholders’ equity	23,811,806	40,410,225

Total liabilities and stockholders’ equity	$35,939,272	$51,096,555

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended
	December 31,
	2008	2007
Revenue	$9,270,619	$12,626,319
Cost of revenue	6,984,539	8,527,836

Gross profit	2,286,080	4,098,483
Research and development expense	393,576	371,176
Selling, general and administrative expenses	3,592,832	3,718,211
Impairment of goodwill	15,091,099	—
Reorganization items	—	615,806

Operating loss	(16,791,427)	(606,710)
Interest expense	(102,168)	(105,433)
Other income, net	7,582	46,886

Loss before income taxes	(16,886,013)	(665,257)
Income tax expense	24,510	1,800

Net loss	$(16,910,523)	$(667,057)

Loss per common share
Basic and diluted net loss per common share	$(0.91)	$(0.04)

Weighted average shares outstanding
Basic and diluted	18,568,906	18,558,708

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the three months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,910,523)	$(667,057)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	339,327	319,422
Amortization of deferred financing expenses	44,969	44,969
Bad debt expense	3,077	25,614
Write-down of inventory	214,235	130,415
Impairment of goodwill	15,091,099	—
Gain on disposal of property and equipment	(1,947)	—
Stock-based compensation	312,104	408,293
(Increase) decrease from changes:
Accounts receivable	1,400,301	(1,807,814)
Taxes receivable	—	142,189
Inventory	151,888	(2,595,727)
Prepaid expenses and other current assets	21,356	(87,688)
Other assets	(18,969)	(185,550)
Increase (decrease) from changes:
Accounts payable	(950,269)	1,296,757
Prepetition liabilities	—	(45,808)
Accrued expenses and other liabilities	(1,424,078)	1,203,291

Net cash used in operating activities	(1,727,430)	(1,818,694)

Cash flows from investing activities:
Purchases of property and equipment	(405,606)	(1,686,492)
Proceeds from landlord for leasehold improvements	439,453	382,036
Proceeds from the disposal of property and equipment	12,000	—

Net cash provided by (used in) investing activities	45,847	(1,304,456)

Cash flows from financing activities:
Repayments of long-term debt	(62,828)	(44,951)
Repayments of revolving credit facility	(7,198,206)	—
Proceeds from revolving credit facility	11,000,000	—

Net cash provided by (used in) financing activities	3,738,966	(44,951)

Net increase (decrease) in cash and cash equivalents	2,057,383	(3,168,101)
Cash and cash equivalents, beginning of period	2,945,866	9,523,950

Cash and cash equivalents, end of period	$5,003,249	$6,355,849

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the three months ended December 31, 2008 and 2007 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2008 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2008 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2009.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, cost of revenue, accounts receivable, inventory, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes and stock-based compensation value.
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
     The FASB agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full-one year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this statement on October 1, 2008 for assets and liabilities not subject to the deferral and will adopt this statement on October 1, 2009 for all other assets and liabilities. SFAS 157 did not have and is not expected to have a material effect on the condensed financial position, results of operations or cash flows of the Company.

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

3. Reorganization
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become a current and timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.6 million during the three months ended December 31, 2007. There were no reorganization items during the three months ended December 31, 2008.
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
     Inventory consists of the following:

	December 31, 2008	September 30, 2008
Raw materials and supplies	$2,390,479	$2,177,933
Work-in process	1,095,272	1,494,030
Finished goods	11,716,714	11,985,479

Gross inventory	15,202,465	15,657,442
Reserve for obsolete inventory	(3,414,697)	(3,503,551)

Net inventory	$11,787,768	$12,153,891

5. Goodwill
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. The Company revised its future cash flows projections as sales during the three months ended December 31, 2008 were lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including allocating the Company’s market capitalization to each segment according to revenue as well as performing a discounted cash flow analysis. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes are reasonable assumptions based on the best information available as of the date of the financial statements, the value of the BioServices segment was found to be in excess of its carrying value as of December 31, 2008, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million on the December 31, 2008 balance sheet relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products. The Company will continue to test the remaining goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
     The change in the carrying value of goodwill during the three months ended December 31, 2008 is summarized as follows:

Balance as of September 30, 2008	$19,376,078
Goodwill impairment Diagnostic & Biopharmaceutical Products	(15,091,099)

Balance as of December 31, 2008	$4,284,979

6. Commitments and Contingencies
     The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but except as noted below, the Company is not currently a party to any material lawsuit or proceeding.
Chapter 11 Bankruptcy
     On March 22, 2006, SeraCare Life Sciences, Inc., a California corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”). On February 21, 2007, the Bankruptcy Court entered an order confirming the Joint Plan of Reorganization (the “Plan of Reorganization”). The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated. All items under the Plan of Reorganization have been completed.

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
Department of Justice/Securities and Exchange Commission
     In the first half of 2006 while the Company was under prior management, the Company and certain former officers and directors were served with grand jury subpoenas by the U.S. Attorney’s Office for the Southern District of California requesting the production of certain documents. At about the same time, the Company learned that the staff of the SEC, Division of Enforcement was also conducting an investigation focused on the Company’s financial statements filed with the SEC prior to September 30, 2005, the accounting documentation related to these financial statements and the ability of the Company’s auditors to rely on representations of the Company’s former management. In September 2008, the SEC notified the Company that the SEC completed its investigation of the Company and does not intend to recommend any enforcement action against the Company. The Company is cooperating fully with the requests of the U.S. Attorney’s Office.
7. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and moved the manufacturing operations from West Bridgewater to Milford during the quarter ended September 30, 2008. The renovations to the Milford facility generated an increase in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both December 31, 2008 and September 30, 2008, the total deferred lease liability for this facility was $1.4 million.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include testing laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During the three months ended December 31, 2008, our landlord reimbursed the Company $0.4 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both December 31, 2008 and September 30, 2008, the total deferred lease liability for these facilities was $1.0 million. The Company also leases various equipment under capital leases.
8. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of December 31, 2008.

9. Debt
     Debt consists of the following:

	December 31, 2008	September 30, 2008
Real property mortgage note	$1,906,629	$1,940,448
Revolving credit facility	3,801,794	—
Capital leases	205,494	157,986

Total debt	5,913,917	2,098,434
Less current portion	(5,823,839)	(2,037,396)

Total long-term debt	$90,078	$61,038

Revolving Credit Facility
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. The effective interest rate as of December 31, 2008 was 3.22%. The Company pays 0.50% per annum as an unused line fee. Interest is payable monthly. Amounts under the revolving credit facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving credit facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of December 31, 2008, $1.8 million was available for additional borrowing. The agreement contains financial maintenance covenants. We are currently in compliance with these covenants. However, we cannot assure that these covenants will be met in the future as described in the risk factors in our annual report.
Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The outstanding principal balance under the Note bears interest at a rate per annum equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of December 31, 2008 was 4.00%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.
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
     During the three months ended December 31, 2008, the non-employee directors were issued a total of 4,080 shares of the Company’s common stock.
     As of December 31, 2008, the total number of shares outstanding was 18,569,660.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.

11. Stock-Based Compensation Plans
     SeraCare has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended (the “Plan”), which are described in further detail in SeraCare’s Annual Report on Form 10-K for the year ended September 30, 2008. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest either immediately or over one year.
A summary of the Company’s options as of December 31, 2008 and changes during the three months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2008	1,662,000	$7.11
Granted	603,200	$1.25
Exercised	—	$—
Forfeited/Expired	(23,000)	$6.34

Outstanding December 31, 2008	2,242,200	$5.54

Exercisable at December 31, 2008	1,083,662	$7.86

     As of December 31, 2008, options to purchase 34,596 shares of common stock remain available for future grants under the Plan.
     As of December 31, 2008, options to purchase 700,000 shares of common stock were issued outside the Plan, of which 466,666 were exercisable. During the three months ended December 31, 2008, no additional options to purchase shares of common stock were issued outside of the Plan. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
     During the three months ended December 31, 2008, the Company granted 4,080 shares of common stock to the non-employee directors under the Plan. The fair value of these grants was expensed to selling, general and administrative when granted. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
     The following table presents stock-based compensation expense included in our statements of operations:

	Three Months Ended December 31,
	2008	2007

Cost of revenue	$59,005	$44,002
Research and development expense	16,401	8,777
Selling, general and administrative expenses	236,698	355,514

Total stock-based compensation expense	$312,104	$408,293

Incremental charge to earnings per share:
Basic and diluted	$0.02	$0.02

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
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended December 31,
	2008	2007
Numerator:
Net loss	$(16,910,523)	$(667,057)

Denominator:
Weighted average common shares outstanding	18,568,906	18,558,708
Effect of dilutive securities:
Stock options(1)	—	—

Diluted weighted average common shares outstanding	18,568,906	18,558,708

Basic and diluted net loss per common share	$(0.91)	$(0.04)

(1)	Excluded from the calculation of diluted net income per common share for the three months ended December 31, 2008 and 2007 were 1,651,728 and 1,571,772 shares, respectively, related to stock options because their effect was anti-dilutive.

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
     The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Therefore, management has not allocated research and development expense, selling, general and administrative expenses, interest expense or reorganization items to the segments. Segments are expected to manage only assets completely under their control. Accordingly, segment assets include primarily accounts receivable, inventory, property plant and equipment and goodwill and do not include assets identified as general corporate assets. Amortization of intangibles is not allocated to the segment level and accordingly has not been included in this data. The following segment financial statements have been prepared on the same basis as the Company’s financial statements.
     The Company’s segment information for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
	2008	2007
Revenue:
Diagnostic & Biopharmaceutical Products	$6,752,723	$9,100,633
BioServices	2,517,896	3,525,686

Total revenue	$9,270,619	$12,626,319

Gross Profit:
Diagnostic & Biopharmaceutical Products	$1,975,464	$3,070,468
BioServices	310,616	1,028,015

Total gross profit	$2,286,080	$4,098,483

     As previously discussed, the Company recorded an impairment to goodwill during the three months ended December 31, 2008 in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. As a result, there has been a significant decline in segment assets since September 30, 2008.

	December 31, 2008	September 30, 2008
Identifiable assets:
Diagnostic & Biopharmaceutical Products	$19,395,110	$35,723,683
BioServices	8,233,290	8,564,597

Total identifiable assets	$27,628,400	$44,288,280

14. Fair Value Measurements
     On October 1, 2008, the Company adopted Financial Accounting Standards No. 157 Fair Value Measurement (“SFAS 157”) for financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. SFAS 157 defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 - Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets
Level 3 - Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data.
     Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities.
     The Company determined that the fair value of the outstanding revolving credit facility and the real property mortgage note approximates their outstanding balances based on the remaining short term maturity of these instruments and other Level 3 measurements. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the revolving credit facility and the real property mortgage note to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2008.
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
Critical Accounting Policies and Estimates
     As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008, we have identified revenue recognition, inventory valuation, valuation of long-lived and intangible assets and goodwill, contingencies and litigation reserves, stock-based compensation, and accounting for income taxes as the accounting policies critical to the operations of SeraCare. For a full discussion of these policies, please refer to our Annual Report on Form 10-K for the year ended September 30, 2008.
Results of Operations
     The following table shows gross profit and expense items as a percentage of net revenue:

	Three Months Ended December 31,
	2008	2007
	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0
Cost of revenue	75.3	67.5

Gross profit	24.7	32.5
Research and development expense	4.2	2.9
Selling, general and administrative expenses	38.8	29.5
Impairment of assets	162.8	—
Reorganization items	—	4.9

Operating loss	(181.1)	(4.8)
Interest expense	(1.1)	(0.8)
Other income, net	0.1	0.3

Loss before income taxes	(182.1)	(5.3)
Income tax expense	(0.3)	—

Net loss	(182.4)	(5.3)

Comparison of three months ended December 31, 2008 and December 31, 2007
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended December 31, 2008 and 2007, respectively:

	December 31,	December 31,	Percent
	2008	2007	change
Diagnostic & Biopharmaceutical Products	$6.8	$9.1	(25.3)%
BioServices	2.5	3.5	(28.6)%

Total revenue	$9.3	$12.6	(26.2)%

     Revenue for the three months ended December 31, 2008 decreased by 26.2%, or $3.3 million, to $9.3 million from $12.6 million in the three months ended December 31, 2007. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.3 million, a 25.3% decrease. Diagnostic & Biopharmaceutical Products revenue had nominal sales from therapeutic grade human serum albumin products during the three months ended December 31, 2008 as compared to $2.6 million in the three months ended December 31, 2007. As previously disclosed, this revenue has historically been variable and is not expected to be significant during the remainder of the year due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade human serum albumin products, our core manufactured products increased $0.2 million, or 3%, due to organic growth.
     Revenue for our BioServices segment decreased by $1.0 million, a 28.6% decrease. During the three months ended December 31, 2007 we billed $0.5 million pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the three months ended December 31, 2008. The remaining decrease is due to reduced research spending resulting in fewer requests for services from our customers.
Gross Profit
     Gross profit margin decreased to 24.7% in the three months ended December 31, 2008 from 32.5% in the three months ended December 31, 2007. During the three months ended December 31, 2007, our margin rates received a benefit due to $0.5 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. In addition, our margins decreased due to our fixed costs which were spread over a lower revenue base.
Research and Development Expense
     Research and development expense totaled $0.4 million, or 4.2% of revenue, in the three months ended December 31, 2008 and $0.4 million, or 2.9% of revenue, in the three months ended December 31, 2007. During the three months ended December 31, 2008, we have focused on cost control and spending has remained flat as compared to the three months ended December 31, 2007.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $3.6 million, or 38.8% of revenue in the three months ended December 31, 2008, from $3.7 million, or 29.5% of revenue in the three months ended December 31, 2007. As part of our fiscal 2009 operating plan, we have implemented procedures to decrease discretionary spending from the prior year.
Impairment of Assets
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. The Company revised its future cash flows projections as sales during the three months ended December 31, 2008 were lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including allocating the Company’s market capitalization to each segment according to revenue as well as performing a discounted cash flow analysis. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes are reasonable assumptions based on the best information available as of the date of the financial statements, the value of the BioServices segment was found to be in excess of its carrying value as of December 31, 2008, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million on the December 31, 2008 balance sheet relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products. The Company will continue to test the remaining goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become a current and timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.6 million during the three months ended December 31, 2007. There were no reorganization items during the three months ended December 31, 2008.

Operating Loss
     Operating loss resulted from the factors above and included an impairment charge and stock-based compensation expense. Operating loss was $16.8 million for the three months ended December 31, 2008, which included impairment of goodwill and stock-based compensation expense totaling $15.1 million and $0.3 million, respectively, as compared to operating loss of $0.6 million for the three months ended December 31, 2007, which included stock-based compensation expense and reorganization expense totaling $0.4 million and $0.6 million, respectively.
Interest Expense and Other Income
     Interest expense totaled $0.1 million in each of the three month periods ended December 31, 2008 and 2007. Other income was nominal in each period.
Net Loss and Net Loss Per Share
     As a result of the above, net loss was $16.9 million in the three months ended December 31, 2008 compared to a net loss of $0.7 million in the three months ended December 31, 2007. Net loss per share on a basic and fully diluted basis was $0.91 in the three months ended December 31, 2008 compared to $0.04 in the three months ended December 31, 2007.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the three month periods indicated (in millions):

	December 31,	December 31,
	2008	2007
Net cash used in operating activities	$(1.7)	$(1.8)
Net cash provided by (used in) investing activities	0.1	(1.3)
Net cash provided by (used in) financing activities	3.7	(0.1)

Net increase (decrease) in cash and cash equivalents	$2.1	$(3.2)

     As of December 31, 2008, our cash balance was $5.0 million, an increase of $2.1 million from our cash balance as of September 30, 2008. We had a current ratio of 2.3 to 1 as of December 31, 2008 compared to 2.7 to 1 as of September 30, 2008. Total liabilities as of December 31, 2008 were $12.1 million compared to $10.7 million as of September 30, 2008. The total debt to equity ratio as of December 31, 2008 was 0.5 compared to 0.3 as of September 30, 2008.
     We believe our current cash on hand combined with future operating cash flows and our availability to draw funds under our Credit and Security Agreement with GE Capital will be sufficient to meet our future operating cash needs through September 30, 2009. As of December 31, 2008, the balance outstanding under the revolving credit facility was $3.8 million and we had $1.8 million available for additional borrowing. Our Credit and Security Agreement with GE Capital contains financial maintenance covenants. We are currently in compliance with these covenants. However, we cannot assure that these covenants will be met in the future as described in the risk factors in our annual report.
Operating Cash Flows
     Cash used in operating activities was $1.7 million for the three months ended December 31, 2008, an improvement of $0.1 million compared to cash used of $1.8 million for the three months ended December 31, 2007. During the three months ended December 31, 2008, we had a net loss of $16.9 million, which included non-cash charges of approximately $16.0 million, primarily related to goodwill impairment of $15.1 million, depreciation and amortization of $0.4 million, stock based compensation of $0.3 million and inventory write-downs of $0.2 million. Our accounts receivable decreased $1.4 million while our accounts payable and accrued expenses decreased $1.0 million and $1.4 million, respectively. The decrease in accounts receivable is due to both increased collection activity as well as lower revenue during the three months ended December 31, 2008. Accounts payable declined as we decreased spending during the three months ended December 31, 2008. Accrued expenses decreased due to the payment of bonuses as well as lower accrued compensation due to the timing of payroll.
Investing Cash Flows
     Cash provided by investing activities was $0.1 million in the three months ended December 31, 2008, an improvement of $1.4 million compared to cash used of $1.3 million in the three months ended December 31, 2007. During the three months ended December 31, 2008, we received $0.4 million from our landlord for renovations at our Gaithersburg, Maryland facility. In addition, we spent $0.4 million for renovations at our Frederick, Maryland facility as well as for various equipment. Cash flows used in investing activities in the three months ended December 31, 2007 related primarily to capital expenditures for construction of our new corporate offices in Milford, Massachusetts, net of landlord reimbursements. This construction was completed during the year ended September 30, 2008.
Financing Cash Flows
     Cash provided by financing activities was $3.7 million in the three months ended December 31, 2008 compared to cash used of $0.1 million in the three months ended December 31, 2007. The Company utilized the GE Capital revolving credit facility and received proceeds of $11.0 million throughout the three months ended December 31, 2008. The Company made payments of $7.3 million during the three months ended December 31, 2008 for the revolving credit facility, mortgage note and various capital leases.

Off-Balance Sheet Arrangements
     During the three months ended December 31, 2008, we were not party to any off-balance sheet arrangements.
Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during fiscal 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. The net book value of these assets is $1.9 million as of December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of December 31, 2008, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the revolving credit facility in the aggregate amount of $3.8 million, (ii) debt under the West Bridgewater mortgage note in the aggregate amount of $1.9 million and (iii) cash and cash equivalents of $5.0 million, substantially all of which are collateralized by short-term federal government securities. Our debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate debt were to change by one percentage point from levels at December 31, 2008, we estimate that our pre-tax income would change by approximately $57,000 over a twelve month period. In addition, the fair value of our investments will change by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at December 31, 2008.
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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2008.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended December 31, 2008 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended December 31, 2008, the information required in response to this Item is set forth in Note 6 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
Date: February 17, 2009

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.
31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.
32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.