Form 10-Q
period 2009-03-31
SERACARE LIFE SCIENCES INC
filed 2009-05-12
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (508) 244-6400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock outstanding as of April 30, 2009 was 18,594,771.

PART I: FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors” in Part II, Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2008. Many of these factors are beyond our ability to control or predict.

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	March 31,	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$5,207,811	$2,945,866
Accounts receivable, less allowance for doubtful accounts of $175,000 and $170,000 as of March 31, 2009 and September 30, 2008, respectively	6,591,315	6,540,069
Taxes receivable	228,198	488,847
Inventory	10,452,272	12,153,891
Prepaid expenses and other current assets	120,068	664,406

Total current assets	22,599,664	22,793,079
Property and equipment, net	6,158,153	6,218,242
Assets held for sale, net	1,314,330	1,914,330
Goodwill	4,284,979	19,376,078
Other intangible assets	76,000	181,985
Other assets	541,411	612,841

Total assets	$34,974,537	$51,096,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,792,123	$2,766,790
Accrued expenses and other liabilities	2,368,787	3,658,983
Revolving credit facility and current portion of long-term debt	5,037,337	2,037,396

Total current liabilities	9,198,247	8,463,169
Long-term debt	79,752	61,038
Other liabilities	2,209,128	2,162,123

Total liabilities	11,487,127	10,686,330

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,577,596 and 18,565,580 shares issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	18,578	18,566
Additional paid-in capital	102,178,984	101,585,566
Retained earnings (deficit)	(78,710,152)	(61,193,907)

Total stockholders’ equity	23,487,410	40,410,225

Total liabilities and stockholders’ equity	$34,974,537	$51,096,555

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue	$10,863,948	$12,530,143	$20,134,567	$25,156,462

Cost of revenue	7,119,634	7,817,189	14,104,173	16,345,025

Gross profit	3,744,314	4,712,954	6,030,394	8,811,437

Research and development expense	302,621	416,453	696,197	787,629
Selling, general and administrative expenses	3,434,250	4,113,270	7,027,082	7,831,481
Impairment of goodwill	—	—	15,091,099	—
Loss related to assets held for sale	600,000	—	600,000	—
Reorganization items	—	396,184	—	1,011,990

Operating loss	(592,557)	(212,953)	(17,383,984)	(819,663)

Interest expense	(104,215)	(94,638)	(206,383)	(200,071)
Other income, net	91,050	3,040	98,632	49,926

Loss before income taxes	(605,722)	(304,551)	(17,491,735)	(969,808)

Income tax expense	—	26,100	24,510	27,900

Net loss	$(605,722)	$(330,651)	$(17,516,245)	$(997,708)

Loss per common share
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.94)	$(0.05)

Weighted average shares outstanding

Basic and diluted	18,577,420	18,561,239	18,573,116	18,559,966

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,516,245)	$(997,708)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	662,143	654,308
Amortization of deferred financing expenses	89,938	89,938
Bad debt expense	12,910	47,614
Write-down of inventory	250,046	930,324
Impairment of goodwill	15,091,099	—
Loss related to assets held for sale	600,000	—
Loss on disposal of property and equipment	12,063	11,691
Gain on disposition of certain assets of Genomics Collaborative division	(101,162)	—
Stock-based compensation	593,430	922,979
(Increase) decrease from changes:
Accounts receivable	(64,156)	(1,400,046)
Taxes receivable	260,649	250,370
Inventory	1,451,573	(4,594,009)
Prepaid expenses and other current assets	61,072	(91,109)
Other assets	(18,508)	110,060
Increase (decrease) from changes:
Accounts payable	(974,667)	2,269,622
Prepetition liabilities	—	(62,365)
Accrued expenses and other liabilities	(1,243,191)	(40,243)

Net cash used in operating activities	(833,006)	(1,898,574)

Cash flows from investing activities:
Purchases of property and equipment	(443,615)	(2,747,014)
Proceeds from landlord for leasehold improvements	483,266	1,206,738
Proceeds from the disposal of property and equipment	12,000	—
Proceeds from the disposition of certain assets of Genomics Collaborative division	101,162	—

Net cash provided by (used in) investing activities	152,813	(1,540,276)

Cash flows from financing activities:
Repayments of long-term debt	(132,460)	(95,792)
Repayments of revolving credit facility	(16,625,402)	—
Proceeds from revolving credit facility	19,700,000	—

Net cash provided by (used in) financing activities	2,942,138	(95,792)

Net increase (decrease) in cash and cash equivalents	2,261,945	(3,534,642)
Cash and cash equivalents, beginning of period	2,945,866	9,523,950

Cash and cash equivalents, end of period	$5,207,811	$5,989,308

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the periods ended March 31, 2009 and 2008, respectively, presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2008 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2008 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2009.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Some of the areas requiring significant judgments and estimates are revenue recognition, cost of revenue, accounts receivable, inventory, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes and stock-based compensation value.
2. Recent Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements”
     SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.
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

SFAS No. 141 (Revised 2007), “Business Combinations”
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain items as follows:
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

3. Reorganization
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become a current and timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.4 million and $1.0 million, respectively, during the three and six months ended March 31, 2008. There were no reorganization items during the six months ended March 31, 2009.
4. Inventory
     Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. The Company reviews inventory periodically for impairment based upon factors related to age, historical scrap rate, usability and fair market value and provides a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value.
     Inventory consists of the following:

	March 31, 2009	September 30, 2008
Raw materials and supplies	$2,175,091	$2,177,933
Work-in process	1,381,119	1,494,030
Finished goods	10,034,194	11,985,479

Gross inventory	13,590,404	15,657,442
Reserve for obsolete inventory	(3,138,132)	(3,503,551)

Net inventory	$10,452,272	$12,153,891

5. Goodwill
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. The Company revised its future cash flow projections as sales during the three months ended December 31, 2008 were lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including allocating the Company’s market capitalization to each segment according to revenue as well as performing a discounted cash flow analysis. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes are reasonable assumptions based on the best information available as of the date of the financial statements, the value of the BioServices segment was found to be in excess of its carrying value as of December 31, 2008, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
     The Company performed its annual impairment test as of March 31, 2009 and concluded that no impairment was required for the goodwill associated with the BioServices segment. The Company will continue to test goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
     The change in the carrying value of goodwill during the six months ended March 31, 2009 is summarized as follows:

Balance as of September 30, 2008	$19,376,078
Goodwill impairment Diagnostic & Biopharmaceutical Products	(15,091,099)

Balance as of March 31, 2009	$4,284,979

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
7. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and moved the manufacturing operations from West Bridgewater to Milford during the quarter ended September 30, 2008. The renovations to the Milford facility generated an increase in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million reimbursement as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both March 31, 2009 and September 30, 2008, the total deferred lease liability for this facility was $1.4 million.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include testing laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During the six months ended March 31, 2008, our landlord reimbursed the Company $0.5 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.5 million reimbursement as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both March 31, 2009 and September 30, 2008, the total deferred lease liability for these facilities was $1.0 million. The Company also leases various equipment under capital leases.
8. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a loss of $0.6 million during the three months ended March 31, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. The Company estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time. The carrying amount of these assets is $1.3 million as of March 31, 2009. A sale of these assets for less than $2.0 million would trigger a default under the Credit and Security Agreement with GE Capital if the Company is unable to obtain a waiver from GE Capital.
9. Debt
     Debt consists of the following:

	March 31, 2009	September 30, 2008
Real property mortgage note	$1,866,652	$1,940,448
Revolving credit facility	3,074,598	—
Capital leases	175,839	157,986

Total debt	5,117,089	2,098,434
Less current portion	(5,037,337)	(2,037,396)

Total long-term debt	$79,752	$61,038

Revolving Credit Facility
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. The effective interest rate as of March 31, 2009 was 3.27%. The Company pays 0.50% per annum as an unused line fee. Interest is payable monthly. Amounts under the revolving credit facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving credit facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of March 31, 2009, $2.5 million was available for additional borrowing. A sale of the West Bridgewater facility and land for less than $2.0 million would trigger a default under the agreement with GE Capital if the Company is unable to obtain a waiver from GE Capital. In addition, the agreement contains financial maintenance covenants. The Company is currently in compliance with these covenants. However, the Company cannot assure that these covenants will be met in the future as described in the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2008.
Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The outstanding principal balance under the Note bears interest at a rate per annum equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of March 31, 2009 was 4.00%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.
10. Stockholders’ Equity
     The Company is authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock, each at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.
     During the three and six months ended March 31, 2009, the non-employee directors were issued a total of 7,936 and 12,016 shares of the Company’s common stock, respectively.
     As of March 31, 2009, the total number of shares outstanding was 18,577,596.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.
11. Stock-Based Compensation Plans
     SeraCare currently has two share-based compensation plans (collectively, the “Plans”). On February 11, 2009, our shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”) which provides for the issuance of up to 1,500,000 shares of common stock pursuant to awards granted under the 2009 Plan. These awards include stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards or any awards that are convertible into or otherwise based on stock. Incentive stock options covering up to 1,500,000 shares may be granted under the 2009 Plan. As of March 31, 2009, no awards have been granted under the 2009 Plan.
     SeraCare has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended (the “2001 Plan”), which are described in further detail in SeraCare’s Annual Report on Form 10-K for the year ended September 30, 2008. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest either immediately or over one year.
A summary of the Company’s options as of March 31, 2009 and changes during the six months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2008	1,662,000	$7.11
Granted	603,200	$1.25
Exercised	—	$—
Forfeited/Expired	(38,600)	$4.28

Outstanding March 31, 2009	2,226,600	$5.57

Exercisable at March 31, 2009	1,127,828	$7.70

     As of March 31, 2009, options to purchase 1,542,260 shares of common stock remain available for future grants under the Plans.

     As of March 31, 2009, options to purchase 700,000 shares of common stock were issued outside the Plans, of which 466,666 were exercisable. During the six months ended March 31, 2009, no additional options to purchase shares of common stock were issued outside of the Plans. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
     During the three and six months ended March 31, 2009, the Company granted 7,936 and 12,016 shares of common stock, respectively, to the non-employee directors under the Plan. The fair value of these grants was recorded to selling, general and administrative expenses when granted. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
     The following table presents stock-based compensation expense included in our statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Cost of revenue	$44,913	$71,508	$103,918	$115,510
Research and development expense	12,196	19,481	28,597	28,258
Selling, general and administrative expenses	224,217	423,697	460,915	779,211

Total stock-based compensation expense	$281,326	$514,686	$593,430	$922,979

Incremental charge to earnings per share Basic and diluted	$0.02	$0.03	$0.03	$0.05

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
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(605,722)	$(330,651)	$(17,516,245)	$(997,708)

Denominator:
Weighted average common shares outstanding	18,577,420	18,561,239	18,573,116	18,559,966
Effect of dilutive securities:
Stock options(1)	—	—	—	—

Diluted weighted average common shares outstanding	18,577,420	18,561,239	18,573,116	18,559,966

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.94)	$(0.05)

(1)	Excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2009 and 2008 were 1,647,000 and 1,789,522 shares, respectively, related to stock options because their effect was anti-dilutive. For the six months ended March 31, 2009 and 2008, 1,649,390 and 1,680,052 shares, respectively, were excluded from the calculation of diluted net loss per common share related to stock options because their effect was anti-dilutive.

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
     The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Therefore, management has not allocated research and development expense, selling, general and administrative expenses, interest expense or reorganization items to the segments. Segments are expected to manage only assets completely under their control. Accordingly, segment assets primarily include accounts receivable, inventory, property plant and equipment and goodwill and do not include assets identified as general corporate assets. Amortization of intangibles is not allocated to the segment level and accordingly has not been included in this data. The following segment financial statements have been prepared on the same basis as the Company’s financial statements.
     The Company’s segment information for the three and six months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue:
Diagnostic & Biopharmaceutical Products	$8,289,170	$8,807,984	$15,041,893	$17,908,617
BioServices	2,574,778	3,722,159	5,092,674	7,247,845

Total revenue	$10,863,948	$12,530,143	$20,134,567	$25,156,462

Gross Profit:
Diagnostic & Biopharmaceutical Products	$3,258,199	$3,662,185	$5,233,663	$6,732,653
BioServices	486,115	1,050,769	796,731	2,078,784

Total gross profit	$3,744,314	$4,712,954	$6,030,394	$8,811,437

     As previously discussed, the Company recorded an impairment to goodwill during the six months ended March 31, 2009 in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. As a result, there has been a significant decline in segment assets since September 30, 2008.

	March 31, 2009	September 30, 2008
Identifiable assets:
Diagnostic & Biopharmaceutical Products	$19,750,004	$35,723,683
BioServices	8,336,715	8,564,597

Total identifiable assets	$28,086,719	$44,288,280

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
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets
Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data
     Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities.
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

Results of Operations
     The following table shows gross profit and expense items as a percentage of revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	%	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	65.5	62.4	70.0	65.0

Gross profit	34.5	37.6	30.0	35.0
Research and development expense	2.8	3.3	3.5	3.2
Selling, general and administrative expenses	31.6	32.8	34.9	31.1
Impairment of assets	—	—	75.0	—
Loss related to asset held for sale	5.5	—	2.9	—
Reorganization items	—	3.2	—	4.0

Operating loss	(5.4)	(1.7)	(86.3)	(3.3)
Interest expense	(1.0)	(0.7)	(1.0)	(0.8)
Other income (expense), net	0.8	—	0.4	0.2

Loss before income taxes	(5.6)	(2.4)	(86.9)	(3.9)
Income tax expense	—	0.2	0.1	0.1

Net loss	(5.6)	(2.6)	(87.0)	(4.0)

Comparison of three months ended March 31, 2009 and March 31, 2008
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended March 31, 2009 and 2008, respectively:

	March 31,	March 31,	Percent
	2009	2008	change
Diagnostic & Biopharmaceutical Products	$8.3	$8.8	(5.7)%
BioServices	2.6	3.7	(29.7)%

Total revenue	$10.9	$12.5	(12.8)%

     Revenue for the three months ended March 31, 2009 decreased by 12.8%, or $1.6 million, to $10.9 million from $12.5 million in the three months ended March 31, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $0.5 million, a 5.7% decrease due to weakening economic conditions which resulted in lower spending by our larger customers as they reduced their inventory levels.
     During the three months ended March 31, 2009, revenue for our BioServices segment decreased by $1.1 million, or 29.7%, to $2.6 million from $3.7 million in the three months ended March 31, 2008. We billed $0.2 million during the three months ended March 31, 2008 pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the three months ended March 31, 2009. The remaining decrease is due to reduced research spending by our customers resulting in fewer requests for services.
Gross Profit
     Gross profit margin decreased to 34.5% in the three months ended March 31, 2009 from 37.6% in the three months ended March 31, 2008. During the three months ended March 31, 2008, our margin rates received a benefit due to $0.2 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. In addition, our margins decreased due to our manufacturing costs which were spread over a lower revenue base.

Research and Development Expense
     Research and development expense totaled $0.3 million, or 2.8% of revenue, in the three months ended March 31, 2009 compared to $0.4 million, or 3.3% of revenue, in the three months ended March 31, 2008. During the three months ended March 31, 2009, we have focused on cost control and have prioritized and delayed projects and have reduced compensation expense. As a result, spending has decreased as compared to the three months ended March 31, 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $3.4 million, or 31.6% of revenue in the three months ended March 31, 2009, from $4.1 million, or 32.8% of revenue in the three months ended March 31, 2008. As part of our fiscal 2009 operating plan, we have implemented procedures to decrease discretionary spending from the prior year and as a result have seen decreases in compensation, marketing, travel and office expenses. In addition, stock compensation expense has decreased $0.2 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
Loss Related to Assets Held for Sale
     Due to a softening in the real estate market, we recorded a loss of $0.6 million during the three months ended March 31, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. We estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become a current and timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.4 million during the three months ended March 31, 2008. There were no reorganization items during the three months ended March 31, 2009.
Operating Loss
     Operating loss resulted from the factors above and included an impairment charge and stock-based compensation expense. Operating loss was $0.6 million for the three months ended March 31, 2009, which included impairment of our assets held for sale and stock-based compensation expense totaling $0.6 million and $0.3 million, respectively, as compared to operating loss of $0.2 million for the three months ended March 31, 2008, which included reorganization expense and stock-based compensation expense totaling $0.4 million and $0.5 million, respectively.
Interest Expense and Other Income
     Interest expense totaled $0.1 million in each of the three month periods ended March 31, 2009 and 2008. Other income was $0.1 million during the three months ended March 31, 2009 and included $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. We are actively pursuing collections of additional royalty amounts due but have not recorded a receivable due to collectibility concerns. Other income was nominal during the three months ended March 31, 2008.
Net Loss and Net Loss Per Share
     As a result of the above, net loss was $0.6 million in the three months ended March 31, 2009 compared to a net loss of $0.3 million in the three months ended March 31, 2008. Net loss per share on a basic and fully diluted basis was $0.03 in the three months ended March 31, 2009 compared to $0.02 in the three months ended March 31, 2008.
Comparison of six months ended March 31, 2009 and March 31, 2008

Revenue
     The following table sets forth segment revenue in millions of dollars for the six months ended March 31, 2009 and 2008, respectively:

	March 31,	March 31,	Percent
	2009	2008	change
Diagnostic & Biopharmaceutical Products	$15.0	$17.9	(16.2)%
BioServices	5.1	7.3	(30.1)%

Total revenue	$20.1	$25.2	(20.2)%

     Revenue for the six months ended March 31, 2009 decreased by 20.2%, or $5.1 million, to $20.1 million from $25.2 million in the six months ended March 31, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.9 million, a 16.2% decrease. Diagnostic & Biopharmaceutical Products revenue had nominal sales from therapeutic grade human serum albumin products during the six months ended March 31, 2009 as compared to $2.6 million in the six months ended March 31, 2008. As previously disclosed, this revenue has historically been variable and is not expected to be significant during the remainder of the year due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade human serum albumin products, revenue from our core manufactured products decreased $0.3 million, or 2.0% as a result of weakening economic conditions.
     During the six months ended March 31, 2008, revenue for our BioServices segment decreased by $2.2 million or 30.1% to $5.1 million from $7.3 million in the six months ended March 31, 2008. We billed $0.7 million during the six months ended March 31, 2008 pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the six months ended March 31, 2009. The remaining decrease is due to reduced research spending resulting in fewer requests for services from our customers.
Gross Profit
     Gross profit margin decreased to 30.0% in the six months ended March 31, 2009 from 35.0% in the six months ended March 31, 2008. During the six months ended March 31, 2008, our margin rates received a benefit due to $0.7 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. In addition, our margins decreased due to our manufacturing costs which were spread over a lower revenue base.
Research and Development Expense
     Research and development expense totaled $0.7 million, or 3.5% of revenue, in the six months ended March 31, 2009 and $0.8 million, or 3.2% of revenue, in the six months ended March 31, 2008. During the six months ended March 31, 2009, we have focused on cost control and have prioritized and delayed projects and have reduced compensation expense. As a result, spending has decreased as compared to the six months ended March 31, 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $7.0 million, or 34.9% of revenue, in the six months ended March 31, 2009, from $7.8 million, or 31.1% of revenue, in the six months ended March 31, 2008. As part of our fiscal 2009 operating plan, we have implemented procedures to decrease discretionary spending from the prior year and as a result have seen decreases in compensation, marketing, travel and office expenses. In addition, stock compensation expense has decreased $0.3 million during the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.
Impairment of Assets
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. The Company revised its future cash flow projections as sales during the three months ended December 31, 2008 were lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including allocating the Company’s market capitalization to each segment according to revenue as well as performing a discounted cash flow analysis. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes are reasonable assumptions based on the best information available as of the date of the financial statements, the value of the BioServices segment was found to be in excess of its carrying value as of December 31, 2008, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
     The Company performed its annual impairment test as of March 31, 2009 and concluded that no impairment was required for the goodwill associated with the BioServices segment. The Company will continue to test goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Loss Related to Assets Held for Sale
     Due to a softening in the real estate market, we recorded a loss of $0.6 million during the six months ended March 31, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. We estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation and efforts to become a current and timely filer with the SEC. These expenses totaled $1.0 million during the six months ended March 31, 2008. There were no reorganization items during the six months ended March 31, 2009.
Operating Loss
     Operating loss resulted from the factors above and included impairment charges and stock-based compensation expense. Operating loss was $17.4 million for the six months ended March 31, 2009, which included impairments of goodwill and our assets held for sale and stock-based compensation expense totaling $15.1 million, $0.6 million and $0.6 million, respectively, as compared to operating loss of $0.8 million for the six months ended March 31, 2008, which included reorganization expense and stock-based compensation expense totaling $1.0 million and $0.9 million, respectively.
Interest Expense and Other Income
     Interest expense totaled $0.2 million in each of the six month periods ended March 31, 2009 and 2008. Other income was $0.1 million during the six months ended March 31, 2009 and included $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. We are actively pursuing collections of additional royalty amounts due but have not recorded a receivable due to collectibility concerns. Other income was nominal during the six months ended March 31, 2008.
Net Loss and Net Loss Per Share
     As a result of the above, net loss was $17.5 million in the six months ended March 31, 2009 compared to a net loss of $1.0 million in the six months ended March 31, 2008. Net loss per share on a basic and fully diluted basis was $0.94 in the six months ended March 31, 2009 compared to $0.05 in the six months ended March 31, 2008.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the six month periods indicated (in millions):

	March 31,	March 31,
	2009	2008
Net cash used in operating activities	$(0.8)	$(1.9)
Net cash provided by (used in) investing activities	0.2	(1.5)
Net cash provided by (used in) financing activities	2.9	(0.1)

Net increase (decrease) in cash and cash equivalents	$2.3	$(3.5)

     As of March 31, 2009, our cash balance was $5.2 million, an increase of $2.3 million from our cash balance as of September 30, 2008. We had a current ratio of 2.5 to 1 as of March 31, 2009 compared to 2.7 to 1 as of September 30, 2008. Total liabilities as of March 31, 2009 were $11.5 million compared to $10.7 million as of September 30, 2008. The total debt to equity ratio as of March 31, 2009 was 0.5 compared to 0.3 as of September 30, 2008.
     We believe our current cash on hand combined with expected future operating cash flows and our availability to draw funds under our Credit and Security Agreement with GE Capital will be sufficient to meet our future operating cash needs through September 30, 2009. As of March 31, 2009, the balance outstanding under the revolving credit facility was $3.1 million and we had $2.5 million available for additional borrowing. A sale of the West Bridgewater facility and land for less than $2.0 million would trigger a default under the agreement with GE Capital if we are unable to obtain a waiver from GE Capital. In addition, the agreement contains financial maintenance covenants. We are currently in compliance with these covenants. However, we cannot assure that these covenants will be met in the future as described in the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2008.
Operating Cash Flows
     Cash used in operating activities was $0.8 million for the six months ended March 31, 2009 of which $1.7 million was used in the three months ended December 31, 2008 while $0.9 million was generated during the three months ended March 31, 2009. This is an improvement of $1.1 million compared to cash used of $1.9 million for the six months ended March 31, 2008. During the six months ended March 31, 2009, we had a net loss of $17.5 million, which included non-cash charges of approximately $17.3 million, comprised of goodwill impairment of $15.1 million, depreciation and amortization of $0.8 million, stock based compensation of $0.6 million, impairment of asset held for sale of $0.6 million and inventory write-downs of $0.3 million. Our inventory and taxes receivable decreased $1.5 million and $0.3 million, respectively, while our accounts payable and accrued expenses decreased $1.0 million and $1.2 million, respectively. Inventory decreased as we reduced production due to weakening economic conditions and sold the surplus inventory that we had intentionally built up at the end of fiscal 2008 in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. We received a tax refund from the federal government which decreased our taxes receivable. Accounts payable declined as we decreased spending during the six months ended March 31, 2009. Accrued expenses decreased due to a lower compensation accrual in fiscal 2009 as well as the payment of construction accruals for the renovations at our Maryland facilities which are now complete.
Investing Cash Flows
     Cash provided by investing activities was $0.2 million in the six months ended March 31, 2009, an improvement of $1.7 million compared to cash used of $1.5 million in the six months ended March 31, 2008. During the six months ended March 31, 2009, we received $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility. In addition, we spent $0.4 million for renovations at our Frederick, Maryland facility as well as for various equipment. We also received $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. Cash flows used in investing activities in the six months ended March 31, 2008 related primarily to capital expenditures for construction of our new corporate offices in Milford, Massachusetts, net of landlord reimbursements. This construction was completed during the year ended September 30, 2008.

Financing Cash Flows
     Cash provided by financing activities was $2.9 million in the six months ended March 31, 2009 compared to cash used of $0.1 million in the six months ended March 31, 2008. The Company utilized the GE Capital revolving credit facility and received proceeds of $19.7 million throughout the six months ended March 31, 2009. The Company made payments of $16.8 million during the six months ended March 31, 2009 for the revolving credit facility, mortgage note and various capital leases.
Off-Balance Sheet Arrangements
     During the six months ended March 31, 2009, we were not party to any off-balance sheet arrangements.
Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a $0.6 million impairment during the three months ended March 31, 2009 to write-down the assets to their fair value less costs to sell. The Company estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time. The carrying amount of these assets is $1.3 million as of March 31, 2009. A sale of these assets for less than $2.0 million would trigger a default under the Credit and Security Agreement with GE Capital if the Company is unable to obtain a waiver from GE Capital.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of March 31, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the revolving credit facility in the aggregate amount of $3.1 million, (ii) debt under the West Bridgewater mortgage note in the aggregate amount of $1.9 million and (iii) cash and cash equivalents of $5.2 million, substantially all of which are collateralized by short-term federal government securities. Our debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate debt were to change by one percentage point from levels at March 31, 2009, we estimate that our pre-tax income would change by approximately $49,000 over a twelve month period. In addition, the fair value of our investments will change by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at March 31, 2009.
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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended March 31, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended March 31, 2009, the information required in response to this Item is set forth in Note 6 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Item 4. Submission of Matters to a Vote of Securities Holders
     We held our annual meeting of stockholders on February 11, 2009 in Milford, MA. Each of our directors: Susan L.N. Vogt , Eugene I. Davis, Samuel D. Anderson, Sarah L. Murphy and Jill Tillman were elected to continue to serve for a one-year term and until their successors are duly elected and qualified for their earlier resignation or removal. Our 2009 Equity Incentive Plan was also approved.
     The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter are as follows:
          1. Election of Directors

	Number of	Number of
Nominee	Votes For	Votes Withheld
Susan L. N. Vogt	13,913,795	2,617,782
Eugene I. Davis	11,479,908	5,051,669
Samuel D. Anderson	13,748,358	2,783,219
Sarah L. Murphy	13,908,527	2,623,050
Jill Tillman	13,402,831	3,128,746
          2. 2009 Equity Incentive Plan

			BROKER NON-
FOR	AGAINST	ABSTAIN	VOTES

8,825,262	4,507,758	10,312	3,188,245
     Effective April 9, 2009, the Board of Directors (the “Board”) of the Company increased the number of directors on the Board by one to a total of six and appointed Harold S. Blue as a new member of the Board to fill the vacancy and serve until the next election of directors. The Board also appointed Mr. Blue to serve as a member of the Board’s Audit Committee and Compensation Committee.

Item 6. Exhibits
(a) Exhibits.
     The Exhibits listed in the Index to Exhibits immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
/s/ Gregory A. Gould
By: Gregory A. Gould
Title:	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Date: May 12, 2009

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.1	Amendment dated March 30, 2009 to the Employment Agreement dated July 14, 2006 and amended and restated on December 22, 2008, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.	8-K	4/2/09	10.1

10.2	Amendment dated March 30, 2009 to the Employment Agreement dated August 16, 2006 and amended and restated on December 22, 2008, between SeraCare Life Sciences, Inc. and Gregory A. Gould.	8-K	4/2/09	10.2

10.3	Amendment dated March 30, 2009 to the Employment Agreement dated February 1, 2008 and amended December 31, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.	8-K	4/2/09	10.4

10.4	2009 Equity Incentive Plan	S-8	3/13/09	4.1

10.5	Amendment No. 1 to the Fiscal 2009 Director Compensation Program				X

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.				X