Form 10-Q
period 2009-06-30
SERACARE LIFE SCIENCES INC
filed 2009-08-11
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock outstanding as of July 31, 2009 was 18,652,982.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	June 30,	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$3,702,749	$2,945,866
Accounts receivable, less allowance for doubtful accounts of $200,000 and $170,000 as of June 30, 2009 and September 30, 2008, respectively	6,808,858	6,540,069
Taxes receivable	228,198	488,847
Inventory	9,410,114	12,153,891
Prepaid expenses and other current assets	201,460	664,406

Total current assets	20,351,379	22,793,079
Property and equipment, net	6,026,035	6,218,242
Assets held for sale, net	1,314,330	1,914,330
Goodwill	4,284,979	19,376,078
Other intangible assets	38,000	181,985
Other assets	494,742	612,841

Total assets	$32,509,465	$51,096,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,759,971	$2,766,790
Accrued expenses and other liabilities	2,096,979	3,658,983
Revolving credit facility and current portion of long-term debt	759,135	2,037,396

Total current liabilities	4,616,085	8,463,169
Long-term debt	1,209,255	61,038
Other liabilities	2,231,803	2,162,123

Total liabilities	8,057,143	10,686,330

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,597,849 and 18,565,580 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	18,598	18,566
Additional paid-in capital	102,446,857	101,585,566
Retained earnings (deficit)	(78,013,133)	(61,193,907)

Total stockholders’ equity	24,452,322	40,410,225

Total liabilities and stockholders’ equity	$32,509,465	$51,096,555

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$11,777,786	$12,374,095	$31,912,353	$37,530,557

Cost of revenue	7,530,936	8,742,345	21,635,109	25,087,370

Gross profit	4,246,850	3,631,750	10,277,244	12,443,187

Research and development expense	217,344	446,248	913,541	1,233,877
Selling, general and administrative expenses	3,257,944	3,973,719	10,285,026	11,805,200
Impairment of goodwill	—	—	15,091,099	—
Loss related to assets held for sale	—	—	600,000	—
Reorganization items	—	264,947	—	1,276,937

Operating income (loss)	771,562	(1,053,164)	(16,612,422)	(1,872,827)

Interest expense	(85,686)	(92,070)	(292,069)	(292,141)
Other income, net	7,737	186,243	106,369	236,169

Income (loss) before income taxes	693,613	(958,991)	(16,798,122)	(1,928,799)

Income tax (benefit) expense	(3,406)	(403,681)	21,104	(375,781)

Net income (loss)	$697,019	$(555,310)	$(16,819,226)	$(1,553,018)

Income (loss) per common share
Basic and diluted net income (loss) per common share	$0.04	$(0.03)	$(0.91)	$(0.08)

Weighted average shares outstanding

Basic and diluted	18,596,172	18,562,950	18,580,801	18,560,957

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,819,226)	$(1,553,018)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	966,864	978,338
Amortization of deferred financing expenses	134,907	134,907
Bad debt expense	38,145	40,432
Write-down of inventory	447,658	1,375,104
Impairment of goodwill	15,091,099	—
Loss related to assets held for sale	600,000	—
Loss on disposal of property and equipment	12,063	11,895
Gain on disposition of certain assets of Genomics Collaborative division	(101,162)	—
Stock-based compensation	861,323	1,407,670
(Increase) decrease from changes:
Accounts receivable	(306,934)	(144,136)
Taxes receivable	260,649	1,228,076
Inventory	2,296,119	(6,774,787)
Prepaid expenses and other current assets	(20,320)	77,235
Other assets	(16,808)	113,499
Increase (decrease) from changes:
Accounts payable	(1,006,819)	1,866,937
Prepetition liabilities	—	(73,612)
Accrued expenses and other liabilities	(1,492,324)	1,015,954

Net cash provided by (used in) operating activities	945,234	(295,506)

Cash flows from investing activities:
Purchases of property and equipment	(578,218)	(4,242,065)
Proceeds from landlord for leasehold improvements	483,266	1,206,738
Proceeds from the disposal of property and equipment	12,000	—
Proceeds from the disposition of certain assets of Genomics Collaborative division	101,162	—

Net cash provided by (used in) investing activities	18,210	(3,035,327)

Cash flows from financing activities:
Repayments of long-term debt	(206,561)	(146,970)
Repayments of revolving credit facility	(19,700,000)	—
Proceeds from revolving credit facility	19,700,000	—

Net cash used in financing activities	(206,561)	(146,970)

Net increase (decrease) in cash and cash equivalents	756,883	(3,477,803)
Cash and cash equivalents, beginning of period	2,945,866	9,523,950

Cash and cash equivalents, end of period	$3,702,749	$6,046,147

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the periods ended June 30, 2009 and 2008, respectively, presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2008 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2008 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2009.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in many areas. Some of the areas requiring significant judgments and estimates are revenue recognition, cost of revenue, accounts receivable, inventory, accrued expenses and other liabilities, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, income taxes and stock-based compensation value.
2. Recent Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements”
     SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”), has been issued by the Financial Accounting Standards Board (the “FASB”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.
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
SFAS No. 165, “Subsequent Events”
     During May 2009, the FASB issued SFAS Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 applies prospectively and is effective for interim or annual financial periods ending after June 15, 2009. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS 165 as of June 30, 2009. This statement did not have an effect on the condensed financial position, results of operations or cash flows of the Company.

3. Reorganization
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become a current and timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.3 million and $1.3 million, respectively, during the three and nine months ended June 30, 2008. There were no reorganization items during the three or nine months ended June 30, 2009.
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
     Inventory consists of the following:

	June 30, 2009	September 30, 2008
Raw materials and supplies	$1,742,178	$2,177,933
Work-in process	853,610	1,494,030
Finished goods	9,546,311	11,985,479

Gross inventory	12,142,099	15,657,442
Reserve for obsolete inventory	(2,731,985)	(3,503,551)

Net inventory	$9,410,114	$12,153,891

5. Goodwill
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. The Company revised its future cash flow projections as sales during the three months ended December 31, 2008 were lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including allocating the Company’s market capitalization to each segment according to revenue as well as performing a discounted cash flow analysis. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes were reasonable assumptions based on the best information available as of December 31, 2008, the value of the BioServices segment was found to be in excess of its carrying value as of December 31, 2008, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
     The Company performed its annual impairment test as of March 31, 2009 and concluded that no impairment was required for the goodwill associated with the BioServices segment. The Company will continue to test goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
     The change in the carrying value of goodwill during the nine months ended June 30, 2009 is summarized as follows:

Balance as of September 30, 2008	$19,376,078
Goodwill impairment Diagnostic & Biopharmaceutical Products	(15,091,099)

Balance as of June 30, 2009	$4,284,979

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
7. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing an additional 23,000 square feet for a total of approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. Renovations on the buildings in the new Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and moved the manufacturing operations from West Bridgewater to Milford during the quarter ended September 30, 2008. The renovations to the Milford facility generated an increase in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million reimbursement as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both June 30, 2009 and September 30, 2008, the total deferred lease liability for this facility was $1.4 million.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include testing laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During the nine months ended June 30, 2009, our landlord reimbursed the Company $0.5 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.5 million reimbursement as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both June 30, 2009 and September 30, 2008, the total deferred lease liability for these facilities was $1.0 million. The Company also leases various equipment under capital leases.
8. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a loss of $0.6 million during the nine months ended June 30, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. The Company estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time. The carrying amount of these assets is $1.3 million as of June 30, 2009. A sale of these assets for less than $2.0 million would trigger a default under the Credit and Security Agreement with GE Capital if the Company is unable to obtain a waiver from GE Capital.
9. Debt
     Debt consists of the following:

	June 30, 2009	September 30, 2008
Real property mortgage note	$1,823,973	$1,940,448
Revolving credit facility	—	—
Capital leases	144,417	157,986

Total debt	1,968,390	2,098,434
Less current portion	(759,135)	(2,037,396)

Total long-term debt	$1,209,255	$61,038

Revolving Credit Facility
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. Obligations under the Credit and Security Agreement are secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving credit facility, which may be used for working capital and other general corporate purposes, is governed by a borrowing base. The loan bears interest at a rate per annum equal to 2.75% over LIBOR. The effective interest rate as of June 30, 2009 was 3.06%. The Company pays 0.50% per annum as an unused line fee. Interest is payable monthly. Amounts under the revolving credit facility may be repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving credit facility are required any time the outstanding revolving loan balance exceeds the borrowing base. The agreement contains standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibits the payment of dividends during the term of the agreement. Occurrence of an event of default allows the lenders to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of June 30, 2009, $6.0 million was available for borrowing. A sale of the West Bridgewater facility and land for less than $2.0 million would trigger a default under the agreement with GE Capital if the Company is unable to obtain a waiver from GE Capital. In addition, the agreement contains financial maintenance covenants. The Company is currently in compliance with these covenants. However, the Company cannot assure that these covenants will be met in the future as described in the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2008.
Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The outstanding principal balance under the Note bears interest at a rate per annum equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The effective interest rate as of June 30, 2009 was 4.00%. The unpaid principal and interest under the Note is due and payable in full on August 31, 2009, although the Note may be repaid in whole or part, at any time, without penalty. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.
     On July 31, 2009, the Company amended the Note (the “Loan Amendment”). Under the Loan Amendment, the Company will pay monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter make monthly principal and interest payments based on a ten-year amortization schedule. The Company continues to market the West Bridgewater facility and land for sale. Under the Loan Amendment, if the Company reduces the market listing price of the property, the Company must reduce the principal balance of the mortgage by the amount of the reduction in the listing price. The Loan Amendment also extends the final maturity to January 31, 2011 and as such, the Company has classified a portion of the Note as a noncurrent liability on its Balance Sheet as of June 30, 2009. Under the Loan Amendment, the Company must pay interest at the Lender’s base rate plus 3%, with a floor of 6.25%. The Company must also maintain a minimum net worth of $18 million. The Note may be repaid in whole or part, at any time, without penalty.
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
     During the three and nine months ended June 30, 2009, the non-employee directors were issued a total of 20,253 and 32,269 shares of the Company’s common stock, respectively.
     As of June 30, 2009, the total number of shares outstanding was 18,597,849.
     The Company is prohibited from paying dividends under the Credit and Security Agreement with GE Capital.
11. Stock-Based Compensation Plans
          SeraCare currently has two share-based compensation plans (collectively, the “Plans”). On February 11, 2009, our shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”) which provides for the issuance of up to 1,500,000 shares of common stock pursuant to awards granted under the 2009 Plan. These awards include stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards or any awards that are convertible into or otherwise based on stock. Incentive stock options covering up to 1,500,000 shares may be granted under the 2009 Plan. As of June 30, 2009, no awards have been granted under the 2009 Plan.
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

A summary of the Company’s options as of June 30, 2009 and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2008	1,662,000	$7.11
Granted	610,392	$1.25
Exercised	—	$—
Forfeited/Expired	(38,600)	$4.28

Outstanding June 30, 2009	2,233,792	$5.56

Exercisable at June 30, 2009	1,145,328	$7.60

          As of June 30, 2009, options to purchase 1,514,815 shares of common stock remain available for future grants under the Plans.
          As of June 30, 2009, options to purchase 700,000 shares of common stock were issued outside the Plans, of which 466,666 were exercisable. During the nine months ended June 30, 2009, no additional options to purchase shares of common stock were issued outside of the Plans. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
          During the three and nine months ended June 30, 2009, the Company granted 20,253 and 32,269 shares of common stock, respectively, to the non-employee directors under the Plan. The fair value of these grants was recorded to selling, general and administrative expenses when granted. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
          The following table presents stock-based compensation expense included in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenue	$43,789	$68,300	$147,707	$183,809
Research and development expense	12,307	19,481	40,904	47,740
Selling, general and administrative expenses	211,797	396,910	672,712	1,176,121

Total stock-based compensation expense	$267,893	$484,691	$861,323	$1,407,670

Incremental charge to earnings per share
Basic and diluted	$0.01	$0.03	$0.05	$0.08

12. Earnings Per Share
     Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in accordance with the treasury stock method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and warrants.
     The following table sets out the computations of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$697,019	$(555,310)	$(16,819,226)	$(1,553,018)

Denominator:
Weighted average common shares outstanding	18,596,172	18,562,950	18,580,801	18,560,957

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Effect of dilutive securities:
Stock options(1)	—	—	—	—

Diluted weighted average common shares outstanding	18,596,172	18,562,950	18,580,801	18,560,957

Basic and diluted net income (loss) per common share	$0.04	$(0.03)	$(0.91)	$(0.08)

(1)	For the three months ended June 30, 2009, 2,230,315 shares related to stock options were excluded from the calculation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Excluded from the calculation of diluted net loss per common share for the three months ended June 30, 2008 were 1,819,000 shares related to stock options because their effect was anti-dilutive. For the nine months ended June 30, 2009 and 2008, 2,126,343 and 1,726,199 shares, respectively, were excluded from the calculation of diluted net loss per common share related to stock options because their effect was anti-dilutive.
13. Segment Information
     The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease tests in hospital and clinical testing labs and blood banks, and by in vitro diagnostic manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry. These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.
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
     The Company’s segment information for the three and nine months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Diagnostic & Biopharmaceutical Products	$8,739,168	$8,635,726	$23,781,061	$26,544,343
BioServices	3,038,618	3,738,369	8,131,292	10,986,214

Total revenue	$11,777,786	$12,374,095	$31,912,353	$37,530,557

Gross Profit:
Diagnostic & Biopharmaceutical Products	$3,611,507	$2,647,301	$8,845,170	$9,379,954
BioServices	635,343	984,449	1,432,074	3,063,233

Total gross profit	$4,246,850	$3,631,750	$10,277,244	$12,443,187

     As previously discussed, the Company recorded an impairment to goodwill during the nine months ended June 30, 2009 in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. As a result, there has been a significant decline in segment assets since September 30, 2008.

	June 30, 2009	September 30, 2008
Identifiable assets:
Diagnostic & Biopharmaceutical Products	$18,108,004	$35,723,683
BioServices	8,421,982	8,564,597

Total identifiable assets	$26,529,986	$44,288,280

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
     The Company determined that the fair value of the real property mortgage note approximates its outstanding balance based on the remaining short term maturity of the instrument and other Level 3 measurements. The Company determined the estimated fair value by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the real property mortgage note to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
15. Subsequent Events
     The Company has evaluated subsequent events through August 11, 2009, which is the date the financial statements were issued. On July 31, 2009, the Company amended its Note with Commerce Bank which was due to mature on August 31, 2009. Under the Loan Amendment, the Company will pay monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter make monthly principal and interest payments based on a ten-year amortization schedule. The Company continues to market the West Bridgewater facility and land for sale. Under the Loan Amendment, if the Company reduces the market listing price of the property, the Company must reduce the principal balance of the mortgage by the amount of the reduction in the listing price. The Loan Amendment also extends the final maturity to January 31, 2011 and as such, the Company has classified a portion of the Note as a noncurrent liability on its Balance Sheet as of June 30, 2009. Under the Loan Amendment, the Company must pay interest at the Lender’s base rate plus 3%, with a floor of 6.25%. The Company must also maintain a minimum net worth of $18 million. The Note may be repaid in whole or part, at any time, without penalty.
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
     The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.
Critical Accounting Policies and Estimates
     As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008, we have identified revenue recognition, inventory valuation, valuation of long-lived and intangible assets and goodwill, the use of estimates, contingencies and litigation reserves, stock-based compensation, and accounting for income taxes as the accounting policies critical to the operations of SeraCare. For a full discussion of these policies, please refer to our Annual Report on Form 10-K for the year ended September 30, 2008.
Results of Operations
     The following table shows gross profit and expense items as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	%	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	63.9	70.7	67.8	66.8

Gross profit	36.1	29.3	32.2	33.2
Research and development expense	1.8	3.6	2.9	3.3
Selling, general and administrative expenses	27.7	32.1	32.2	31.5
Impairment of assets	—	—	47.2	—
Loss related to asset held for sale	—	—	1.9	—
Reorganization items	—	2.1	—	3.4

Operating income (loss)	6.6	(8.5)	(52.0)	(5.0)
Interest expense	(0.7)	(0.7)	(0.9)	(0.8)
Other income (expense), net	—	1.5	0.3	0.7

Income (loss) before income taxes	5.9	(7.7)	(52.6)	(5.1)
Income tax expense (benefit)	—	(3.2)	0.1	(1.0)

Net income (loss)	5.9	(4.5)	(52.7)	(4.1)

Comparison of three months ended June 30, 2009 and June 30, 2008
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended June 30, 2009 and 2008, respectively:

	June 30,	June 30,	Percent
	2009	2008	change
Diagnostic & Biopharmaceutical Products	$8.7	$8.6	1.2%
BioServices	3.1	3.8	(18.4)%

Total revenue	$11.8	$12.4	(4.8)%

     Revenue for the three months ended June 30, 2009 decreased by 4.8%, or $0.6 million, to $11.8 million from $12.4 million in the three months ended June 30, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $0.1 million, a 1.2% increase over the prior period.

     During the three months ended June 30, 2009, revenue for our BioServices segment decreased by $0.7 million, or 18.4%, to $3.1 million from $3.8 million in the three months ended June 30, 2008. We billed $0.3 million during the three months ended June 30, 2008 pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the three months ended June 30, 2009. The remaining decrease is due to fewer requests for services from our customers as a result of reduced research spending stemming from the current economic downturn.
Gross Profit
     Gross profit margin increased to 36.1% in the three months ended June 30, 2009 from 29.3% in the three months ended June 30, 2008. During the three months ended June 30, 2009, our product margins benefited from lower period expenses as a result of cost control measures and lower inventory write-downs due to improved inventory management. This was partially offset by decreased margin for our BioServices segment which during the three months ended June 30, 2008, benefited from $0.3 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the three months ended June 30, 2009.
Research and Development Expense
     Research and development expense totaled $0.2 million, or 1.8% of revenue, in the three months ended June 30, 2009 compared to $0.4 million, or 3.6% of revenue, in the three months ended June 30, 2008. During fiscal 2009, we have focused on cost control resulting in reduced compensation expense. As a result, spending has decreased as compared to the three months ended June 30, 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $3.3 million, or 27.7% of revenue in the three months ended June 30, 2009, from $4.0 million, or 32.1% of revenue in the three months ended June 30, 2008. As part of our fiscal 2009 operating plan, we have streamlined the organization to achieve operational efficiencies and reduce compensation expense. We have also reduced other spending from the prior year including marketing, travel and office expenses. In addition, stock compensation expense has decreased $0.2 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become a current and timely filer with the Securities and Exchange Commission (“SEC”). These expenses totaled $0.3 million during the three months ended June 30, 2008. There were no reorganization items during the three months ended June 30, 2009.
Operating Income (loss)
     Operating income resulted from the factors above and included stock-based compensation expense. Operating income was $0.8 million for the three months ended June 30, 2009, which included stock-based compensation expense totaling $0.3 million, as compared to operating loss of $1.1 million for the three months ended June 30, 2008, which included stock-based compensation expense totaling $0.5 million.
Interest Expense and Other Income
     Interest expense totaled $0.1 million in each of the three month periods ended June 30, 2009 and 2008. Other income was nominal during the three months ended June 30, 2009. Other income was $0.2 million during the three months ended June 30, 2008 which primarily related to interest received from the federal and state governments for tax refunds.
Income Tax (Benefit) Expense
     Taxes were nominal during the three months ended June 30, 2009. During the three months ended June 30, 2008, we recognized a tax benefit of $0.4 million as a result of amending our previously filed tax returns.

Net Income (loss) and Earnings Per Share
     As a result of the above, net income was $0.7 million in the three months ended June 30, 2009 compared to a net loss of $0.6 million in the three months ended June 30, 2008. Earnings per share on a basic and fully diluted basis was $0.04 in the three months ended June 30, 2009 compared to net loss per share on a basic and fully diluted basis of $0.03 in the three months ended June 30, 2008.
Comparison of nine months ended June 30, 2009 and June 30, 2008
Revenue
     The following table sets forth segment revenue in millions of dollars for the nine months ended June 30, 2009 and 2008, respectively:

	June 30,	June 30,	Percent
	2009	2008	change
Diagnostic & Biopharmaceutical Products	$23.8	$26.5	(10.2)%
BioServices	8.1	11.0	(26.4)%

Total revenue	$31.9	$37.5	(14.9)%

     Revenue for the nine months ended June 30, 2009 decreased by 14.9%, or $5.6 million, to $31.9 million from $37.5 million in the nine months ended June 30, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.7 million, a 10.2% decrease from the prior period. Diagnostic & Biopharmaceutical Products revenue had $0.1 million in sales from therapeutic grade human serum albumin products during the nine months ended June 30, 2009 as compared to $2.6 million in the nine months ended June 30, 2008. As previously disclosed, this revenue has historically been variable and was not expected to be significant during the first nine months of fiscal 2009 due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade human serum albumin products, revenue from our core manufactured products decreased $0.2 million, or 0.8% as a result of weakening economic conditions.
     During the nine months ended June 30, 2009, revenue for our BioServices segment decreased by $2.9 million or 26.4% to $8.1 million from $11.0 million in the nine months ended June 30, 2008. We billed $1.0 million during the nine months ended June 30, 2008 pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the nine months ended June 30, 2009. The remaining decrease is due to fewer requests for services from our customers as a result of reduced research spending stemming from the current economic downturn.
Gross Profit
     Gross profit margin decreased to 32.2% in the nine months ended June 30, 2009 from 33.2% in the nine months ended June 30, 2008. During the nine months ended June 30, 2008, our margin rates benefited from $1.0 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. Excluding the $1.0 million benefit, our margin rates improved due to lower period expenses as a result of cost control measures implemented during the nine months ended June 30, 2009.
Research and Development Expense
     Research and development expense totaled $0.9 million, or 2.9% of revenue, in the nine months ended June 30, 2009 and $1.2 million, or 3.3% of revenue, in the nine months ended June 30, 2008. During the nine months ended June 30, 2009, we have focused on cost control resulting in reduced compensation expense. As a result, spending has decreased as compared to the nine months ended June 30, 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $10.3 million, or 32.2% of revenue, in the nine months ended June 30, 2009, from $11.8 million, or 31.5% of revenue, in the nine months ended June 30, 2008. As part of our fiscal 2009 operating plan, we have streamlined the organization to achieve operational efficiencies and reduce compensation expense. We have also reduced other spending from the prior year including marketing, travel and office expenses. In addition, stock compensation expense has decreased $0.5 million during the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.
Impairment of Assets
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. The Company revised its future cash flow projections as sales during the three months ended December 31, 2008 were lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including allocating the Company’s market capitalization to each segment according to revenue as well as performing a discounted cash flow analysis. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believed were reasonable assumptions based on the best information available as of December 31, 2008, the value of the BioServices segment was found to be in excess of its carrying value as of December 31, 2008, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
     The Company performed its annual impairment test as of March 31, 2009 and concluded that no impairment was required for the goodwill associated with the BioServices segment. The Company will continue to test goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Loss Related to Assets Held for Sale
     Due to a softening in the real estate market, we recorded a loss of $0.6 million during the nine months ended June 30, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. We estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time.
Reorganization Items
     Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become a current and timely filer with the SEC. These expenses totaled $1.3 million during the nine months ended June 30, 2008. There were no reorganization items during the nine months ended June 30, 2009.
Operating Loss
     Operating loss resulted from the factors above and included impairment charges and stock-based compensation expense. Operating loss was $16.6 million for the nine months ended June 30, 2009, which included impairments of goodwill and our assets held for sale and stock-based compensation expense totaling $15.1 million, $0.6 million and $0.9 million, respectively, as compared to operating loss of $1.9 million for the nine months ended June 30, 2008, which included stock-based compensation expense totaling $1.4 million.
Interest Expense and Other Income
     Interest expense totaled $0.3 million in each of the nine month periods ended June 30, 2009 and 2008. Other income was $0.1 million during the nine months ended June 30, 2009 and primarily related to royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. Other income was $0.2 million during the nine months ended June 30, 2008 which primarily related to interest received from the federal and state governments for tax refunds.

Income Tax (Benefit) Expense
     Taxes were nominal during the nine months ended June 30, 2009. During the nine months ended June 30, 2008, we recognized a tax benefit of $0.4 million as a result of amending our previously filed tax returns.
Net Loss and Net Loss Per Share
     As a result of the above, net loss was $16.8 million in the nine months ended June 30, 2009 compared to a net loss of $1.6 million in the nine months ended June 30, 2008. Net loss per share on a basic and fully diluted basis was $0.91 in the nine months ended June 30, 2009 compared to $0.08 in the nine months ended June 30, 2008.
Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the nine month periods indicated (in millions):

	June 30,	June 30,
	2009	2008
Net cash provided by (used in) operating activities	$1.0	$(0.3)
Net cash provided by (used in) investing activities	—	(3.0)
Net cash used in financing activities	(0.2)	(0.2)

Net increase (decrease) in cash and cash equivalents	$0.8	$(3.5)

     As of June 30, 2009, our cash balance was $3.7 million, an increase of $0.8 million from our cash balance as of September 30, 2008. We had a current ratio of 4.4 to 1 as of June 30, 2009 compared to 2.7 to 1 as of September 30, 2008. Total liabilities as of June 30, 2009 were $8.1 million compared to $10.7 million as of September 30, 2008. The total debt to equity ratio was 0.3 as of both June 30, 2009 and September 30, 2008.
     We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2009. In addition, our availability under our Credit and Security Agreement with GE Capital provides an additional source of liquidity should it be required. As of June 30, 2009, there was no balance outstanding under the revolving credit facility and we had $6.0 million available for borrowing. A sale of the West Bridgewater facility and land for less than $2.0 million would trigger a default under the agreement with GE Capital if we are unable to obtain a waiver from GE Capital. In addition, the agreement contains financial maintenance covenants. We are currently in compliance with these covenants. However, we cannot assure that these covenants will be met in the future as described in the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2008.
Operating Cash Flows
     Cash provided by operating activities was $1.0 million for the nine months ended June 30, 2009 an improvement of $1.3 million compared to cash used of $0.3 million for the nine months ended June 30, 2008. During the nine months ended June 30, 2009, we had a net loss of $16.8 million, which included non-cash charges of approximately $18.1 million, comprised of goodwill impairment of $15.1 million, depreciation and amortization of $1.0 million, stock based compensation of $0.9 million, impairment of asset held for sale of $0.6 million and inventory write-downs of $0.4 million.
     Our inventory and taxes receivable decreased $2.3 million and $0.3 million, respectively, while our accounts receivable increased $0.3 million. Our accounts payable and accrued expenses decreased $1.0 million and $1.5 million, respectively. Inventory decreased as we reduced production and sold the surplus inventory that we had intentionally built up at the end of fiscal 2008 in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. We received a tax refund from the federal government which decreased our taxes receivable. Accounts payable declined as we decreased spending during the nine months ended June 30, 2009. Accrued expenses decreased due to a lower compensation accrual in fiscal 2009 as well as the payment of construction accruals for the renovations at our Maryland facilities which are now complete.
Investing Cash Flows
     Cash provided by investing activities was nominal in the nine months ended June 30, 2009, an improvement of $3.0 million compared to cash used of $3.0 million in the nine months ended June 30, 2008. During the nine months ended June 30, 2009, we received $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility. In addition, we spent $0.6 million for renovations at our Frederick, Maryland facility as well as for various equipment. We also received $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. Cash flows used in investing activities in the nine months ended June 30, 2008 related primarily to capital expenditures for construction of our new corporate offices in Milford, Massachusetts, net of landlord reimbursements.

Financing Cash Flows
     Cash used in financing activities was $0.2 million in each of the nine month periods ended June 30, 2009 and 2008. Throughout the nine months ended June 30, 2009, the Company utilized the GE Capital revolving credit facility and received proceeds of $19.7 million, all of which was repaid during the nine months ended June 30, 2009. The Company made payments of $0.2 million during each of the nine months ended June 30, 2009 and 2008 for the mortgage note and various capital leases.
Off-Balance Sheet Arrangements
     During the nine months ended June 30, 2009, we were not party to any off-balance sheet arrangements.
Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a $0.6 million impairment during the nine months ended June 30, 2009 to write-down the assets to their fair value less costs to sell. The Company estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. The Company has listed the facility and land at a price less than the appraised value due to its desire to sell the assets in a short amount of time. The carrying amount of these assets is $1.3 million as of June 30, 2009. A sale of these assets for less than $2.0 million would trigger a default under the Credit and Security Agreement with GE Capital if the Company is unable to obtain a waiver from GE Capital.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of June 30, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $1.8 million and (ii) cash and cash equivalents of $3.7 million, substantially all of which are collateralized by short-term federal government securities. Our debt bears interest at a variable rate. If interest rates affecting the Company’s floating rate debt were to change by one percentage point from levels at June 30, 2009, we estimate that our pre-tax income would change by approximately $18,000 over a twelve month period. In addition, the fair value of our investments will change by an immaterial amount, and therefore, our exposure to interest rate changes is immaterial.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at June 30, 2009.
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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2009.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended June 30, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended June 30, 2009, the information required in response to this Item is set forth in Note 6 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
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

SERACARE LIFE SCIENCES, INC.
By:	/s/ Gregory A. Gould
Gregory A. Gould
Title:	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Date: August 11, 2009

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.1	Amendment No. 2 to the Fiscal 2009 Director Compensation Program				X

10.2	Amendment to Promissory Note, Loan Agreement, Mortgage and Loan Documents and Assumption and Loan Modification Agreement, dated July 31, 2009, by and between Commerce Bank & Trust Company and SeraCare Life Sciences, Inc.	8-K	8/3/09	10.1

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.				X