Form 10-K
period 2009-09-30
SERACARE LIFE SCIENCES INC
filed 2009-11-19
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-34105
SeraCare Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
37 Birch Street Milford, Massachusetts (Address of principal executive offices)	01757 (Zip Code)

Registrant’s telephone number, including area code:
(508) 244-6400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, $.001 Par Value Per Share (Title of Class)	The NASDAQ Capital Market (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of March 31, 2009, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $6,514,000 based on the closing market price of our common stock. The amount shown is based on the closing price of our common stock as reported on The NASDAQ Capital Market. There were 18,577,596 shares of our common stock outstanding on March 31, 2009.

As of November 1, 2009, there were 18,679,608 shares of our common stock outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on February 8, 2010, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Emergence from Bankruptcy

Since the March 2006 bankruptcy filing SeraCare has:

•	Hired a new management team;

•	Reorganized operations, closed the California and Pennsylvania facilities and relocated those operations and the Company headquarters to Massachusetts and consolidated all of our Massachusetts operations into a 60,000 square-foot state-of-the art manufacturing and research facility in Milford, Massachusetts which houses all current manufacturing operations and our corporate headquarters (See Item 2 — “Properties”);

•	Sold an unprofitable business line (See Item 1 — “Business-Discontinued Operations”);

•	Completed a rebranding strategy which reflects the new strategic and business direction of the Company and re-launched our corporate website which includes our on-line catalog (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of years ended September 30, 2008 and 2007 — Impairment of Assets”);

•	Commenced trading on NASDAQ on June 23, 2008 under the symbol SRLS (See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”);

•	Generated $4.0 million in operating cash flow during fiscal 2009; and

•	Became profitable during the third and fourth quarters of fiscal 2009.

Our Strategy

Our strategy is to leverage our competitive advantages and market position to continue to increase our revenue and profitability. Key elements of our strategy include:

•	Repositioning SeraCare from being a distributor with low margins to a value added partner focusing on customers and products with higher margins;

•	Accelerating growth through expansion opportunities in high growth/high value market segments organically and through acquisitions and product licensing agreements;

•	Achieving operating income leverage through growth, cost reduction and operating efficiencies; and

•	Re-shaping our portfolio to focus on differentiated products and services that enhance our competitive position.

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

Our competitive advantages include:

•	Broad product portfolio. SeraCare offers a comprehensive portfolio of biological materials and services for diagnostic and biopharmaceutical applications. The breadth of our product portfolio enhances our ability to establish and maintain relationships with both large and small companies. These relationships lead to additional opportunities to develop new products and provide scientific, manufacturing and biobanking services, and thus to position ourselves as the “one stop shop” for many of these companies’ biological products and service needs.

•	Expertise and experience. We continue to explore innovative solutions to meet the needs of evolving technology. SeraCare scientists developed and manufactured the first and for many years the only Food and Drug Administration (“FDA”) licensed confirmatory test for HIV and produced the first commercially available seroconversion panels for HIV, hepatitis B virus (“HBV”), HCV and West Nile Virus (“WNV”). These panels are important tools for studying early infection and the human immune response. SeraCare’s biobanking and repository services have set the standard in this expanding field. The Company continues to innovate, developing a new product line of genetic controls that include controls for diagnostic testing of warfarin sensitivity and controls for thrombophilia testing which were recently launched.

•	Extensive quality assurance programs. Our customers often require vendor pre-approval and certification to purchase biological materials and often perform audits of vendor facilities with extensive review of quality documentation. SeraCare is a vendor-approved supplier to many large pharmaceutical and IVD companies, and these relationships provide access to sell additional products and services. To build on these relationships, SeraCare continues to develop and maintain its quality assurance programs. All of our facilities have International Organization for Standardization (“ISO”) 13485 and 9001 certifications. SeraCare’s manufacturing facilities operate under the FDA’s current Good Manufacturing Practices (“cGMP”) and its research facilities operate under Good Laboratory Practices (“GLP”).

•	Comprehensive manufacturing capabilities. SeraCare has fully integrated its manufacturing capabilities, which allows us to control our processes from acquisition of raw materials to shipment of finished products. Our fluid processing capabilities range from a few milliliters to hundreds of liters, all managed with the same attention to quality. In addition to our own branded products, the Company can rapidly manufacture customized products that meet a wide range of specifications. Customers purchase products and services from us instead of sourcing them internally largely because these products involve processing plasma or other biological fluids, or require complex manufacturing processes,

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

Controls and Panels

Our diagnostic control and panel products are sold to hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, IVD manufacturers and government regulatory and research agencies. Hospital, clinical and public health labs use our quality control products to ensure the accuracy of tests used to detect markers of disease or monitor infection rates. Our control and panel products make it possible for clinical labs testing for infectious diseases to evaluate tests and to independently monitor the quality and precision of test results. For blood banks and transplant centers, use of quality control products helps to ensure blood and organ safety. SeraCare controls and panels have led the market for quality control and evaluation of infectious disease test methods for over a decade and we are expanding this product line into the market for controls and panels for genetic and cancer marker tests.

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

Controls (also called quality controls) are samples designed to be similar to patient samples and are provided to laboratories so that a known sample can be tested when a diagnostic test is run. Control results are monitored over time to track test results and ensure their consistent performance. The use of controls with clinical lab tests is mandated by regulatory agencies in much of the developed world.

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

We currently offer over 100 control and panel products for infectious diseases including HIV, hepatitis A, HBV, HCV, West Nile Virus, Chagas and HPV, that are widely used around the world. Most of our control products are sold under the ACCURUN brand name and our panel products are called seroconversion and performance panels.

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

BioServices

Biobanking

SeraCare manages and stores approximately 20 million biological samples at our state-of-the-art facilities in Maryland pursuant to multi-year contracts with government agencies and private sector customers, who pay for these services on either a cost-plus, fixed price, or time and materials basis. Under the cost-plus contracts, a majority of the equipment cost is passed through directly to the customer. We also provide research and clinical trial support services including assisting with collecting, cataloging, processing, transporting, cryopreservation, storing and tracking of samples collected during research studies and clinical trials. In addition, we provide technical support and training to collaborators and investigators on issues related to specimen processing and handling.

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

We are developing IVD and immunology reagents and enabling technologies for our life science customers to use in the discovery, development and manufacture of their diagnostic and therapeutic products. Within IVD we are developing enabling technologies for use in our contract services and manufacturing business, molecular diagnostic controls for emerging infectious disease and for genetic and oncology markers; expression systems for control template packaging and recombinant protein production; and signal detection technologies. Immunology projects include the development of purified and preserved T-cell, B-cell, NK and monocyte products; extensions to our existing product lines and service capabilities; and developing new antibody, cytokine and research target reagents.

Our human and animal derived reagent sourcing acumen supplemented by our cellular, viral and bacterial culture expertise allows SeraCare to develop value-added reagents and enabling technologies that serve to accelerate and enhance the quality, consistency and scalability of our life science customers’ research, development and manufacturing activities.

Suppliers

While there are some materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Our normal contract terms are FOB SeraCare’s dock with payment terms of 30 — 45 days.

Sales and Distribution

We sell most of our products and services through our direct sales force, although we use distributors in approximately 50 countries to market and sell our products in international markets. These independent distributors may also market products of other companies, including some products that are competitive with our products. As of September 30, 2009, we employed 34 people worldwide in our sales, customer service and marketing organizations.

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

For the year ended September 30, 2009, our top five customers accounted for 41% of our revenue and our largest two customers, National Institutes of Health (“NIH”) and Roche Molecular Systems accounted for 15% and 13% of revenue, respectively. No other customer individually accounted for more than 10% of revenue in that period.

Discontinued Operations

On March 29, 2007, we sold some assets as well as the assumption of some limited liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics Collaborative division was located in Cambridge, Massachusetts and involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery. The consideration for this sale consisted of $2.0 million cash and a 7.5% royalty on BioServe’s net sales related to the business of the Genomics Collaborative division for five years through March 29, 2012. During the year ended September 30, 2009, the Company received $0.2 million related to the royalties. The Company is actively pursuing collections of additional royalty amounts due but has not recorded a receivable due to collectability concerns.

Domestic and Foreign Sales

One of the Company’s principal marketing strategies has been to target international markets, including Europe, Asia, Canada and other parts of the world. Most of the Company’s international order processing, invoicing, collection and customer service functions are handled directly from the Company’s headquarters in Massachusetts. SeraCare believes demand for the Company’s products in international markets is primarily driven by increased use of quality control products and the development, validation and use of new diagnostic tests. In fiscal 2009, 20% of SeraCare’s revenue, or $8.9 million, was attributable to international sales, of which 73% was from sales to Europe, 16% was from sales to Asia, and 4% was from sales to Canada. In fiscal 2008 and 2007, 16% and 22%, respectively, of SeraCare’s revenue were attributable to international sales. The 4% increase in international sales from fiscal 2008 to fiscal 2009 is a result of an increased focus on foreign markets. The 6% decrease in international sales from fiscal 2007 to fiscal 2008 is due to lower sales of therapeutic grade human serum albumin products as the Company switched suppliers in late 2007 as its previous supply agreement was not renewed.

During the last three years, less than 5% of our assets have been located outside of the United States.

Licensing Arrangements

SeraCare has three non-exclusive licensing agreements with the NIH, one of which expired during the year ended September 30, 2009 and was not renewed. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company owed approximately $0.1 million in total to the NIH under the three agreements on net sales generated during the fiscal year ended September 30, 2009.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received approximately $0.1 million from Millipore under this agreement during the fiscal year ended September 30, 2009.

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

We have trademarks registered in the United States and a number of other countries for use in connection with our products and business. We believe that many of our trademarks are generally recognized in our industry. Such trademarks include ACCURUN and SeraCare.

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

Diagnostic & Biopharmaceutical Products:  Our primary competitors in the controls and panels business include AcroMetrix, Zeptometrix Corporation and Bio-Rad Laboratories, Inc. Within the reagents and bioprocessing products business, we compete with other companies, such as Millipore, Invitrogen Corporation, Thermo Fisher Scientific, Inc., Baxter Healthcare Corporation and Grifols S.A., that supply biologics to support the development and manufacture of diagnostic assays, biopharmaceutical products and vaccines, as well as with small private companies, which source human disease-state plasma.

BioServices:  In our biobanking division, we compete with Thermo Fisher Scientific, Inc. and other companies that maintain biorepositories for commercial organizations, government and academic institutions as well as companies, government agencies and academic institutions that internally maintain their own repository for biological materials.

Employees

As of September 30, 2009, we employed 189 full-time and four part-time employees. None of our employees are represented by labor unions and we have not entered into any collective bargaining agreements.

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

The Company emerged from bankruptcy protection under the Joint Plan of Reorganization (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. The Plan of Reorganization allowed SeraCare to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of SeraCare’s alleged liabilities in a previously filed shareholders’ class action lawsuit. Accordingly, each of the Revolving/Term Credit and Security Agreement between the Company, Union Bank of California and Brown Brothers Harriman & Co. and the Subordinated Note Agreement between the Company, Barry Plost, Bernard Kasten and Jacob Safier were terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds of $20.2 million from a rights offering in May 2007. All items under the Plan of Reorganization were completed by September 30, 2008.

Available Information

Our principal executive offices are located at 37 Birch Street, Milford, Massachusetts 01757 and our telephone number is (508) 244-6400. Our website address is www.seracare.com. The information contained on our website is not incorporated by reference into, and does not form any part of this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our trademarks include ACCURUN and SeraCare. Other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

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

We may need additional capital.

In order to conduct operations and remain competitive, we must make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates. Although we believe that internal cash flows from operations will be sufficient to satisfy our working capital and normal operating requirements during the next fiscal year, we may not be able to fund our planned research and development, capital investment programs, and potential acquisitions without seeking additional capital.

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In June 2007, we entered into a $10.0 million senior secured credit facility with Merrill Lynch Capital, now GE Capital, which had no balance outstanding as of September 30, 2009 and was terminated during October 2009. We cannot assure you that cash generated from operations will be sufficient to conduct operations. In such event, we may need to raise additional capital. The turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. If we raise additional capital through borrowings, we may become subject to restrictive covenants and high interest rates, which would increase the total cost of conducting operations. However, there can be no assurance that financial resources will be available promptly, on favorable terms or at all. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Given the instability in the overall financial markets, our stock price has fluctuated and has been subject to volatility. As a result, a decline in the price of our common stock may adversely impact our ability to fund our operations through the issuance of equity securities. The issuance of additional equity securities by us following a decline in our stock price may result in a significant dilution of your stock ownership. Any inability to successfully raise needed capital on a timely or cost-effective basis could adversely affect our short-term liquidity and ability to make investment in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates and could have a material adverse effect on our business, financial condition, and operating results.

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

Although we provide products and services to many customers, a significant portion of our revenue is generated from a few of our larger customers. For the fiscal year ended September 30, 2009, our top five customers accounted for 41% of our revenue from operations. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

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

As part of our business strategy, we expect to grow our business through acquisitions of technologies or companies. We may not identify or complete complementary acquisitions in a timely manner, on a cost-effective basis, or at all. In addition, we compete with other companies, including large, well-funded competitors, to acquire suitable targets, and may not be able to acquire certain targets that we seek. There can be no assurance that we will be able to execute this component of our growth strategy, which may harm our business and hinder our future growth. To achieve desired growth rates as we become larger, we may seek larger and/or public companies as potential acquisition candidates. The acquisition of a public company may involve additional risks, including the potential for lack of recourse against public shareholders for undisclosed material liabilities of the acquired business. In addition, if we were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of our available cash resources could be used. Furthermore, for any such acquisition, we will incur significant legal, accounting and other expenses, including expenses associated with a change of control. If an acquisition was not completed for any reason, we will have incurred substantial expenses without realizing the anticipated benefits of the pending acquisition, including anticipated net reductions in costs and expenses and our stock price may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.

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

Although we have entered into an agreement to sell the West Bridgewater facility, the sale is subject to customary closing conditions and we can not assure that the sale will close. Should the sale not close, it may take months and possibly a year or longer to sell the West Bridgewater facility at a suitable price. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell the property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of the property. In February 2011, the mortgage note on the building matures and the remaining principal of $1.1 million will become due. If we are unable to sell the property before February 2011 or refinance the mortgage note, it could have a significant adverse effect on our cash flow and results of operations.

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

International sales accounted for 20% of our revenue from operations during the year ended September 30, 2009. We anticipate that international sales will continue to account for a significant percentage of our revenue. Risks associated with these sales include:

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

As of September 30, 2009, the combined group of Jacob Safier and Ltova Holdings LLC (collectively “Ltova”), Ashford Capital Management Inc. (“Ashford Capital”) and Black Horse Capital were beneficial owners of approximately 21%, 14% and 6%, respectively, of the Company’s common stock. Therefore, Ltova, Ashford Capital and Black Horse Capital have power to exert significant influence on our management and policies and on the outcome of issues requiring approval by our shareholders, including the election of our Board of Directors and the approval of significant corporate transactions.

We heavily rely on air cargo carriers and other third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies. In addition, we transport materials among our facilities and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and third party package delivery providers. If any of our key third party package delivery providers experiences a significant disruption such that any of our products, components or raw materials cannot be delivered in a timely fashion or such that we incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected. In particular, our products are particularly sensitive to temperature and delays in shipping could damage the products. In addition, if our third party package delivery providers increase prices and we are not able to find comparable alternatives or make adjustments to our delivery network, our profitability could be adversely affected.

We have limited manufacturing capabilities, and if our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources and facilities for the commercial manufacturing of sufficient quantities of product to meet expected demand. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. Although we believe we currently have sufficient capacity in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, there can be no assurances that supply will not be constrained going forward. If we are unable to manufacture a sufficient supply of our products, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

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

Our business and operations depend on the extent to which our facilities and products are protected against damage from fire, earthquakes, power loss and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problem could, among other things, hinder our research and development efforts, delay the shipment of our products and affect our ability to receive and fulfill orders. For example, our two facilities in Maryland store approximately 20 million biological samples for our government and commercial customers, and such samples are irreplaceable. Additionally, our Milford facility is our primary manufacturing plant. Although we believe that our back-up power sources are sufficient in an emergency situation, an earthquake, fire, other disaster or continuous power outage at any of these locations would have a material adverse effect on our business, financial condition and results of operations. While we believe that our insurance coverage is comparable to those of similar companies in our industry, it does not cover terrorism or all natural disasters, in particular, floods.

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

Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. The Obama administration has identified healthcare as a policy priority and has released an outline of its healthcare policy initiatives as they relate to the 2010 federal budget. The outline identifies guiding principles for healthcare reform and spending, which include increasing access to and affordability of healthcare, primarily by ensuring access to health insurance, increasing effectiveness of care, through effective use of technology and an emphasis on evidence-based medicine, maintaining patient choice, emphasizing preventive care and enhancing the fiscal sustainability of the U.S. healthcare system. Specific initiatives described in the outline include reducing drug costs for federal programs by increasing availability of generics and increasing the Medicaid rebates payable by manufacturers to states, increasing incentives to reduce unnecessary variability in treatment and to practice evidence-based medicine, incentivizing the use of electronic medical records and other technology, and reducing unnecessary or wasteful spending. Currently, the matter of healthcare reform continues to be debated by lawmakers and we are unable to provide guidance on what the final legislation will be and how it will impact us. Additional regulation and continued fiscal pressure may adversely affect our business.

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

Lack of dividend payments.

The Company intends to retain any future earnings for use in its business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend on the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. In addition, the Company’s credit agreement prohibited the payment of dividends during the term of the agreement. The Company terminated the agreement during October 2009.

Our shareholders’ ability to sell shares of the Company’s stock may be limited.

Four of our shareholders, Ltova, Ashford Capital, Black Horse Capital and T. Rowe Price Associates (“T. Rowe Price”), collectively, are owners of approximately 46% of our outstanding shares of common stock. Accordingly, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired. If any or all of Ltova, Ashford Capital, Black Horse Capital or T. Rowe Price were to liquidate their shares, the market price could decline significantly.

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

The Company’s headquarters and principal manufacturing facility are leased in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. The lease may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. During 2008, the Company moved from its West Bridgewater facility to its Milford facility. As a result, the Company began marketing the West Bridgewater facility and land for sale. In October 2009, the Company entered into an agreement to sell the West Bridgewater facility for $1.4 million. The sale is expected to close in December 2009, subject to customary closing conditions. Our principal facilities as of September 30, 2009 are listed below:

				Approximate Floor
Location	Facility Use	Industry Segment	Owned or Leased	Space in Sq. Ft.

Milford, MA	Manufacturing, warehouse and office	Diagnostic & Biopharmaceutical Products	Leased	60,000
Gaithersburg, MD	Manufacturing, repository, laboratory and office	BioServices	Leased	36,000
Frederick, MD	Repository	BioServices	Leased	65,000
West Bridgewater, MA	Held for Sale		Owned	32,000

Item 3.	LEGAL PROCEEDINGS

Department of Justice

In the first half of 2006 while the Company was under prior management, the Company and certain former officers and directors were served with grand jury subpoenas by the U.S. Attorney’s Office for the Southern District of California requesting the production of certain documents. The Company has cooperated fully with the requests of the U.S. Attorney’s Office and has not received any requests during the year ended September 30, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 23, 2008, SeraCare’s common stock has traded on The NASDAQ Capital Market under the symbol “SRLS”. Our stock previously traded on the Pink Sheets until June 20, 2008, the last trading day prior to our relisting on NASDAQ. The price range per share of common stock presented below for the years ended September 30, 2009 and September 30, 2008 by quarter represents the highest and lowest closing prices for our common stock on the Pink Sheets from October 1, 2007 to June 20, 2008 and on the NASDAQ Capital Market thereafter. Pink Sheet quotes represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2009 Quarter Ended	High	Low

September 30, 2009	$2.53	$1.05
June 30, 2009	$1.26	$0.38
March 31, 2009	$1.50	$0.36
December 31, 2008	$2.75	$1.06

2008 Quarter Ended	High	Low

September 30, 2008	$5.19	$2.30
June 30, 2008	$4.90	$3.85
March 31, 2008	$6.00	$4.05
December 31, 2007	$6.35	$5.30

Holders

As of September 30, 2009 there were 18,652,982 shares of our common stock outstanding and 198 holders of record of our common stock. The closing price of our stock on September 30, 2009 was $2.45 per share.

Dividends

Our Board of Directors has no current plans to pay cash dividends. Our credit agreement with GE Capital limited our ability to declare or pay any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of our capital stock. The Company terminated the credit agreement with GE Capital during October 2009. Future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in our loan agreements and other agreements and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s Amended and Restated 2001 Stock Incentive Plan and 2009 Equity Incentive Plan (the “Plans”) and commitments pursuant to Susan L.N. Vogt’s and Gregory A. Gould’s employment agreements each as of September 30, 2009:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options ($)	Reflected in First Column)

Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	1,527,792		$5.41	6,804
2009 Equity Incentive Plan	0		N/A	1,458,878
Equity compensation not pursuant to the Plan	700,000	(1)	$5.93	N/A

Total	2,227,792		$5.57	1,465,682

(1)	450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share and 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock over the period from September 30, 2004 to September 30, 2009, as compared with that of The NASDAQ Composite Index and The NASDAQ Biotechnology Index, based on an initial investment of $100 in each on September 30, 2004. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SeraCare Life Sciences, Inc., The NASDAQ Composite Index and The NASDAQ Biotechnology Index

* $100 Invested on 9/30/04 in stock or index, including reinvestment of dividends.

	September 30,
	2004	2005	2006	2007	2008	2009
SeraCare Life Sciences, Inc.	100.00	142.08	46.40	46.00	23.92	19.60

NASDAQ Composite	100.00	113.65	120.81	144.35	109.35	112.92

NASDAQ Biotechnology	100.00	123.54	125.89	139.50	136.10	135.27

Recent Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and has been derived from our audited financial statements for the five years ended September 30, 2009. The information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	In thousands, except for per share data

STATEMENT OF OPERATIONS DATA:
Revenue	$44,434	$48,967	$47,304	$49,176	$50,300
Cost of revenue	28,990	33,945	33,930	32,552	50,784

Gross profit (loss)	15,444	15,022	13,374	16,624	(484)
Research and development expense	1,122	1,776	566	496	410
Selling, general and administrative expenses	13,714	16,119	14,527	13,308	11,958
Impairment of assets and loss related to assets held for sale	15,741	7,987	5,220	—	—
Reorganization items	—	1,314	5,224	9,408	—

Operating (loss) income	(15,133)	(12,174)	(12,163)	(6,588)	(12,852)
Interest expense	(380)	(386)	(697)	(2,114)	(1,762)
Interest expense to related parties	—	—	(313)	(493)	(490)
Other income (expense), net	183	221	194	286	(96)

(Loss) income before income taxes	(15,330)	(12,339)	(12,979)	(8,909)	(15,200)
Income tax (benefit) expense	49	(376)	76	(31)	(513)

Net (loss) income from continuing operations	(15,379)	(11,963)	(13,055)	(8,878)	(14,687)
Loss from discontinued operations, net of income tax	—	—	(110)	(15,400)	(6,410)

Net (loss) income	$(15,379)	$(11,963)	$(13,165)	$(24,278)	$(21,097)

(LOSS) INCOME PER COMMON SHARE:
Basic net (loss) income per common share:
Continuing operations	$(0.83)	$(0.64)	$(0.82)	$(0.64)	$(1.32)
Discontinued operations	—	—	(0.01)	(1.10)	(0.58)

Net (loss) income	$(0.83)	$(0.64)	$(0.83)	$(1.74)	$(1.90)

Diluted net (loss) income per common share:
Continuing operations	$(0.83)	$(0.64)	$(0.82)	$(0.64)	$(1.32)
Discontinued operations	—	—	(0.01)	(1.10)	(0.58)

Net (loss) income	$(0.83)	$(0.64)	$(0.83)	$(1.74)	$(1.90)

	As of September 30,
	2009	2008	2007	2006	2005
	In thousands

SELECTED BALANCE SHEET DATA:
Working capital	$17,644	$14,330	$20,084	$7,777	$30,978
Total assets	$34,464	$51,097	$58,440	$71,108	$96,112
Long-term obligations(1)	$1,195	$61	$2,111	$5,718	$17,865
Stockholders’ equity	$26,194	$40,410	$50,524	$41,566	$64,586

(1)	Includes debt, notes payable to related parties and capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table shows gross profit and expense items as a percentage of revenue:

	Year Ended September 30,
	2009	2008	2007
	%	%	%

STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0
Cost of revenue	65.2	69.3	71.7

Gross profit	34.8	30.7	28.3
Research and development expense	2.5	3.6	1.2
Selling, general and administrative expenses	30.9	32.9	30.7
Impairment of assets and loss related to assets held for sale	35.4	16.3	11.0
Reorganization items	—	2.8	11.1

Operating loss	(34.0)	(24.9)	(25.7)
Interest expense	(0.9)	(0.8)	(1.5)
Interest expense to related parties	—	—	(0.6)
Other income, net	0.4	0.5	0.4

Loss before income taxes	(34.5)	(25.2)	(27.4)
Income tax (benefit) expense	0.1	(0.8)	0.2

Net loss from continuing operations	(34.6)	(24.4)	(27.6)
Loss from discontinued operations, net of income tax	—	—	(0.2)

Net loss	(34.6)	(24.4)	(27.8)

Comparison of years ended September 30, 2009 and September 30, 2008

Revenue

The following table sets forth segment revenue in millions of dollars for the years ended September 30, 2009 and 2008, respectively:

	September 30,	September 30,	Percent
	2009	2008	change

Diagnostic & Biopharmaceutical Products	$32.8	$35.0	(6)%
BioServices	11.6	14.0	(17)%

Total revenue	$44.4	$49.0	(9)%

Revenue for the year ended September 30, 2009 decreased by 9%, or $4.6 million, to $44.4 million from $49.0 million for the year ended September 30, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.2 million, a 6% decrease from the prior period. Diagnostic & Biopharmaceutical Products revenue had $0.1 million in sales from therapeutic grade human serum albumin products during the year ended September 30, 2009 as compared to $2.6 million during the year ended September 30, 2008. This revenue has historically been variable and was not significant during fiscal 2009 due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade human serum albumin products, revenue from our core manufactured products increased $0.3 million, or 1%.

During the year ended September 30, 2009, revenue for our BioServices segment decreased by $2.4 million or 17% to $11.6 million from $14.0 million in the year ended September 30, 2008. We billed $1.0 million during the year ended September 30, 2008 pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the year ended September 30, 2009. The remaining decrease is due to fewer requests for services from our customers as a result of reduced research spending stemming from the economic downturn during fiscal 2009.

Gross Profit

Gross profit margin increased to 35% in the year ended September 30, 2009 from 31% in the year ended September 30, 2008. The increase in margin was mainly attributable to the increase in our Diagnostic and Biopharmaceutical Products margin to 40% in the year ended September 30, 2009 compared to 33% in the year ended September 30, 2008. The product margin increased due to efficiencies related to consolidating our manufacturing operations and improved cost cutting measures and the increased focus on inventory control taken during the year ended September 30, 2009. This increase in products margin was offset by the BioServices margin decreasing to 19% in the year ended September 30, 2009 from 24% in the year ended September 30, 2008. During the year ended September 30, 2008, our BioServices margin rates benefited from $1.0 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods.

Research and Development Expense

Research and development expense totaled $1.1 million, or 3% of revenue, in the year ended September 30, 2009 and $1.8 million, or 4% of revenue, in the year ended September 30, 2008. During the year ended September 30, 2009, we have focused on cost control resulting in reduced compensation and other project related expenses. As a result, spending has decreased as compared to the year ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $13.7 million, or 31% of revenue, in the year ended September 30, 2009, from $16.1 million, or 33% of revenue, in the year ended September 30, 2008. As part of our fiscal 2009 operating plan, we have streamlined the organization to achieve operational efficiencies and reduce compensation expense. We have also reduced other spending compared to the prior year including marketing, travel and office expenses. In addition, stock compensation expense has decreased $0.6 million during the year ended September 30, 2009 as compared to the year ended September 30, 2008.

Impairment of Assets

Due to the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company recorded an impairment charge to goodwill of $8.0 million during the year ended September 30, 2008 related to its Diagnostic & Biopharmaceutical Products segment. During the first half of the year ended September 30, 2009, the financial markets and the Company’s stock price continued to decline and the Company revised its future cash flow projections as revenue was lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.

The Company will continue to test goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Loss Related to Assets Held for Sale

On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a loss of $0.7 million during fiscal 2009 related to an impairment charge to write-down the assets to their fair value less costs to sell. The carrying amount of these assets is $1.3 million as of September 30, 2009. During October 2009, the Company entered into a purchase and sale agreement for the West Bridgewater facility and land for $1.4 million. The sale is expected to close in December 2009.

Reorganization Items

Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become a current and timely filer with the SEC. These expenses totaled $1.3 million during the year ended September 30, 2008. There were no reorganization items during the year ended September 30, 2009.

Operating Loss

Operating loss resulted from the factors above and included impairment charges, stock-based compensation expense and depreciation and amortization. Operating loss was $15.1 million for the year ended September 30, 2009, which included impairment charges to goodwill and our assets held for sale, stock-based compensation expense and depreciation and amortization totaling $15.1 million, $0.7 million, $1.2 million and $1.3 million, respectively, as compared to operating loss of $12.2 million for the year ended September 30, 2008, which included an impairment charge to goodwill, stock-based compensation expense and depreciation and amortization totaling $8.0 million, $1.8 million and $1.3 million, respectively.

Interest Expense and Other Income

Interest expense totaled $0.4 million in each of the years ended September 30, 2009 and 2008. During the year ended September 30, 2009, other income was $0.2 million which primarily related to royalties from the sale of the Genomics Collaborative division in fiscal 2007. The Company is actively pursuing collections of additional royalty amounts due but has not recorded a receivable due to collectability concerns. Other income was $0.2 million during the year ended September 30, 2008 which primarily related to interest received from the federal and state governments for tax refunds.

Income Tax (Benefit) Expense

Taxes were nominal during the year ended September 30, 2009. During the year ended September 30, 2008, the Company recognized a tax benefit of $0.4 million as a result of amending its previously filed tax returns. As of September 30, 2009 and 2008, the Company had deferred tax assets, net of liabilities, of $33.6 million and $26.4 million, respectively, which are fully reserved on the balance sheet.

Net Loss and Net Loss Per Share

As a result of the above, net loss was $15.4 million in the year ended September 30, 2009 compared to a net loss of $12.0 million in the year ended September 30, 2008. Net loss per share on a basic and fully diluted basis was $0.83 in the year ended September 30, 2009 compared to $0.64 in the year ended September 30, 2008.

Comparison of years ended September 30, 2008 and September 30, 2007

Revenue

The following table sets forth segment revenue in millions of dollars for the years ended September 30, 2008 and 2007, respectively:

	September 30,	September 30,	Percent
	2008	2007	change

Diagnostic & Biopharmaceutical Products	$35.0	$35.0	0%
BioServices	14.0	12.3	14%

Total revenue	$49.0	$47.3	4%

Revenue for the year ended September 30, 2008 increased by 4%, or $1.7 million, to $49.0 million from $47.3 million in fiscal 2007. Diagnostic & Biopharmaceutical Products revenue remained flat, while BioServices revenue increased by $1.7 million, a 14% increase. Diagnostic & Biopharmaceutical Products revenue included $2.6 million from therapeutic grade human serum albumin products for fiscal 2008 as compared to $7.9 million for fiscal 2007. This revenue decreased due to the validation requirements to switch suppliers of raw materials used in biopharmaceutical manufacturing. The Company switched suppliers in December 2007 as its previous supply agreement was not renewed. Excluding therapeutic grade human serum albumin products, our total revenue increased $7.0 million, or 18% and the core Diagnostic & Biopharmaceutical Products increased $5.3 million, or 20%, due to organic growth. Revenue for our BioServices segment increased $1.7 million in fiscal 2008 due to increased testing services to non-government entities and $1.0 million billed pursuant to government contracts which related to the settlement of indirect billing rates used in previous periods.

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

Research and Development Expense

Research and development expense totaled $1.8 million, or 4% of revenue, in the year ended September 30, 2008 and $0.6 million, or 1% of revenue, in the year ended September 30, 2007. Our research and development activities are focused around development of new controls and panels, as well as refinement of existing control and panel product lines. As part of our strategic plan, we increased spending on research and development activities in fiscal 2008 as we emphasized the creation of new products and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $16.1 million, or 33% of revenue in the year ended September 30, 2008, from $14.5 million, or 31% of revenue in the year ended September 30, 2007. The increase primarily reflects the impact of increased headcount due to building a new management team and strengthening our sales and accounting teams, higher compensation expense, increased accounting and legal fees, higher marketing expenses and increased consulting associated with the rebranding strategy. These were offset by lower stock-based compensation expense which decreased to $1.5 million for fiscal 2008 as compared to $2.3 million for fiscal 2007.

Impairment of Assets

As a result of the turmoil in the financial markets and the associated decline in the Company’s stock price, the Company recorded an impairment charge to goodwill during the fourth quarter of fiscal 2008 in the amount of $8.0 million related to its Diagnostic and Biopharmaceutical Products segment. In the fourth quarter of fiscal 2007, as a result of the completion of a new branding strategy, SeraCare decided to phase out the BBI Diagnostics brand name, resulting in a write-off of intangible assets of $5.2 million.

Reorganization Items

Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the SEC. These expenses totaled $1.3 million and $5.2 million in the fiscal years ended September 30, 2008 and 2007, respectively.

Operating Loss

Operating loss resulted from the factors above and included reorganization items as well as stock-based compensation expense, impairment charges and depreciation and amortization. Operating loss was $12.2 million for the year ended September 30, 2008, which included stock-based compensation expense, reorganization expense, an impairment charge to goodwill and depreciation and amortization totaling $1.8 million, $1.3 million, $8.0 million and $1.3 million, respectively, as compared to operating loss of $12.2 million for the year ended September 30, 2007, which included stock-based compensation expense, reorganization expense, impairment of trade name and depreciation and amortization totaling $2.4 million, $5.2 million, $5.2 million and $1.4 million, respectively.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	September 30,
	2009	2008	2007

Net cash provided by (used in) operating activities	$4.0	$(2.6)	$(10.6)
Net cash (used in) provided by investing activities	(0.1)	(3.8)	1.5
Net cash (used in) provided by financing activities	(0.7)	(0.2)	5.1

Net increase (decrease) in cash and cash equivalents	$3.2	$(6.6)	$(4.0)

As of September 30, 2009, our cash balance was $6.2 million, an increase of $3.2 million from our cash balance as of September 30, 2008. During the fiscal year ended September 30, 2009, we had a net loss of $15.4 million, which included non-cash charges of approximately $19.2 million, primarily related to goodwill impairment, stock based compensation and depreciation and amortization. Excluding non-cash charges, we would have had net income of $3.8 million. Inventory decreased by $2.7 million while receivables increased by $0.5 million. We had decreases in accounts payable and accrued expenses of $1.4 million and $0.4 million, respectively. Inventory decreased as we reduced production and sold the surplus inventory that we had intentionally built up at the end of fiscal 2008 in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. Our trade receivables increased $0.7 million due to stronger sales at the end of fiscal 2009 as compared to fiscal 2008. We received a tax refund from the federal government which decreased our taxes receivable by $0.2 million. Accounts payable declined as we decreased spending during the year ended September 30, 2009. Accrued expenses decreased due to the payment of construction accruals for the renovations at our Maryland facilities which are now complete. Other sources and uses of cash include $0.7 million in capital expenditures and reimbursements of $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility. During fiscal 2009, we made payments of $0.7 million for our mortgage note and capital leases.

We had a current ratio, current assets to current liabilities, of 4.7 to 1 as of September 30, 2009 compared to 2.7 to 1 as of September 30, 2008. Total liabilities as of September 30, 2009 were $8.3 million compared to $10.7 million as of September 30, 2008. The total debt to equity ratio was 0.3 to 1.0 as of both September 30, 2009 and September 30, 2008.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs in fiscal 2010.

Operating Cash Flows

Cash provided by operating activities was $4.0 million for the year ended September 30, 2009, an improvement of $6.6 million compared to cash used of $2.6 million during fiscal 2008. During the year ended September 30, 2009, our non-cash charges were higher by $4.9 million as compared to the year ended September 30, 2008. Inventory decreased $2.7 million as we reduced production and sold the surplus inventory that we had intentionally built up at the end of fiscal 2008 in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. Other changes in operating items were largely driven by cost control measures which resulted in less spending across all areas of the Company during the year ended September 30, 2009.

Investing Cash Flows

Cash used in investing activities was $0.1 million for the year ended September 30, 2009, an improvement of $3.7 million compared to cash used of $3.8 million for the year ended September 30, 2008. During the year ended September 30, 2009, we received $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility. In addition, we spent $0.7 million for various equipment as well as for renovations at our Frederick, Maryland facility. We also received $0.2 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. Cash flows used in investing activities for the year ended September 30, 2008 related primarily to capital expenditures for construction of our new corporate offices and expansion of our manufacturing facility in Milford, Massachusetts, net of landlord reimbursements.

Financing Cash Flows

Cash used in financing activities was $0.7 million for the year ended September 30, 2009 as compared to $0.2 million for the year ended September 30, 2008. During the first half of the year ended September 30, 2009, the Company utilized the GE Capital revolving credit facility and received proceeds of $19.7 million, all of which was repaid during the year ended September 30, 2009. The Company made payments for the mortgage note and various capital leases totaling $0.6 million and $0.2 million during the years ended September 30, 2009 and 2008, respectively. The Company amended its mortgage note and as a result was required to pay an additional $0.4 million during the year ended September 30, 2009 and an additional $0.2 million on October 1, 2009 to reduce the principal balance of the loan to $1.4 million and $1.2 million as of September 1, 2009 and October 1, 2009, respectively.

Off-Balance Sheet Arrangements

During the year ended September 30, 2009, we were not party to any off-balance sheet arrangements.

Debt

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital, now GE Capital, pursuant to which a $10.0 million revolving loan facility was made available to the Company. The Company terminated the line of credit in October 2009. Obligations under the Credit and Security Agreement were secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving credit facility, which may have been used for working capital and other general corporate purposes, was governed by a borrowing base. The interest rate per annum was equal to 2.75% over LIBOR. The effective interest rate as of September 30, 2009 was 3.00% and there was no outstanding balance. The Company paid 0.50% per annum as an unused line fee. Interest was payable monthly. Amounts under the revolving credit facility may have been repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving credit facility were required any time the outstanding revolving loan balance exceeded the borrowing base. The agreement contained standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibited the payment of dividends during the term of the agreement. Occurrence of an event of default would have allowed the lenders to accelerate the payment of the loan and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2009, $6.4 million was available for borrowing. A sale of the West Bridgewater facility and land for less than $2.0 million would have triggered a default under the agreement with GE Capital if the Company was unable to obtain a waiver from GE Capital. In addition, the agreement contained financial maintenance covenants. As of September 30, 2009, the Company was in compliance with these covenants.

The Company is also subject to an Assumption and Modification Agreement, dated September 14, 2004, between the Company and Commerce Bank & Trust Company which is secured by a mortgage note on the Company’s West Bridgewater facility. As of September 30, 2009, the principal amount outstanding under the promissory note related to this assumption agreement is $1.4 million. On July 31, 2009, the Company amended its Note with Commerce Bank which was due to mature on August 31, 2009. Under the Loan

Amendment, the Company paid monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter will make monthly principal and interest payments based on a ten-year amortization schedule. Under the Loan Amendment, if the Company reduces the market listing price of the property, the Company must reduce the principal balance of the mortgage by the amount of the reduction in the listing price. The Loan Amendment also extends the final maturity to February 28, 2011 and as such, the Company has classified a portion of the Note as a noncurrent liability on its Balance Sheet as of September 30, 2009. Under the Loan Amendment, the Company must pay interest at the Lender’s base rate plus 3%, with a floor of 6.25%. The effective interest rate is 6.25% as of September 30, 2009. The Company must also maintain a minimum net worth of $18.0 million. The Note may be repaid in whole or part, at any time, without penalty. During October 2009, the Company entered into a purchase and sale agreement for the West Bridgewater facility for $1.4 million. The sale is expected to close in December 2009 at which time the Company will be expected to repay the Note in its entirety.

Critical Accounting Policies and Estimates

We have determined that for the periods covered in our 2009 Annual Report the following accounting policies and estimates are critical in understanding the financial condition and results of our operations.

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

The Company will accept the return of goods, if prior to returning the goods, the purchaser contacts the Company and requests a return authorization and we approve this authorization based upon the customer clearly stating the reason for the return. The Company maintains an allowance for sales returns and records a decrease to revenue when it has specific knowledge of a customer complaint. The allowance for sales returns was nominal as of September 30, 2009 and was $0.1 million as of September 30, 2008.

Inventory valuation.  Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. Our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales. Conversely, excess inventories can result in lower gross margins due to excessive reserves for obsolete products. Our products require incorporation of a wide range of materials which we typically buy in bulk prior to receiving customer orders for the full amount. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in inventory. This approach tends to increase the risk of obsolescence for products we hold in inventory.

A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. We provide a reserve based upon factors related to age, historical scrap rates, usability and fair market value. The Company’s recorded inventory reserve was $2.8 million and $3.5 million as of September 30, 2009 and 2008, respectively. Should it be determined that the reserve is insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on gross profit margin.

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

Should we determine that the carrying value of long-lived assets and intangible assets may not be recoverable, we will measure any impairment based on a projected undiscounted cash flow method. Significant judgments and assumptions are required to estimate future cash flows. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

We perform reviews for the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units.

Contingencies and Litigation Reserves.  The Company is involved from time to time in litigation incidental to the conduct of the Company’s business. These claims may be brought by, among others, the government, clients, customers, employees and other third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining contingency and litigation reserves, management considers, among other issues:

•	interpretation of contractual rights and obligations;

•	the status of government regulatory initiatives, interpretations and investigations;

•	the status of settlement negotiations;

•	prior experience with similar types of claims;

•	whether there is available insurance; and

•	advice of counsel.

Stock-Based Compensation.  The Company recognizes share-based payments to employees and directors as compensation expense in the results of operations using a fair value-based method. Compensation expense of $1.2 million, $1.8 million and $2.4 million was recognized in the years ended September 30, 2009, 2008 and 2007, respectively, for all awards granted on or after October 1, 2005 as well as for the unvested portion of awards granted before October 1, 2005.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term was calculated under the guidance of SAB No. 107 and 110, “Simplified Method for Estimating the Expected Term” as we have limited exercise data since we reorganized in May 2007. Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. We have recorded a valuation allowance of $33.6 million and $26.4 million as of September 30, 2009 and September 30, 2008, respectively, due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. The adoption of the Codification did not have an effect on the Company’s financial position, results of operations or cash flows.

During May 2009, the FASB issued guidance concerning subsequent events which applies prospectively and is effective for interim or annual financial periods ending after June 15, 2009. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company’s adoption of the guidance did not have an effect on the Company’s financial position, results of operations or cash flows.

The FASB provided guidance for using fair value to measure assets and liabilities which applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The guidance clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. The guidance also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the guidance, fair value measurements are separately disclosed by level within the fair value hierarchy. The FASB agreed to defer the effective date of the guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance on October 1, 2008 for assets and liabilities not subject to the deferral and will adopt this statement on October 1, 2009 for all other assets and liabilities. The guidance did not have and is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On December 4, 2007, the FASB revised its guidance for business combinations. Under the revised guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance will change the accounting treatment for certain items as follows:

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

The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this guidance on October 1, 2009. The guidance is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On December 4, 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this guidance on October 1, 2009. The guidance is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations(1)	$1,544	$349	$1,195	$—	$—
Interest payments(2)	151	118	33	—	—
Operating lease obligations	19,869	2,418	5,177	5,468	6,806
Purchase obligations	697	640	57	—	—

TOTAL	$22,261	$3,525	$6,462	$5,468	$6,806

(1)	Long-term debt obligations include capital leases. $1.4 million relates to the Commerce Bank & Trust Mortgage Note which is due on February 28, 2011 while the remaining $0.1 million relates to capital leases.

(2)	Interest payment amounts include unused line fees owed to GE Capital under the Credit and Security Agreement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.  As of September 30, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $1.4 million and (ii) cash and cash equivalents of $6.2 million, substantially all of which were held in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities. Our mortgage note bears interest at a variable rate. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by approximately $14,000 over the next twelve months.

Foreign Currency Exchange Risk.  The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.

We were not a party to any derivative financial instruments at September 30, 2009.

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

The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2009, our internal control over financial reporting is effective.

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

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the fourth quarter of our fiscal year ended September 30, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors and executive officers, compliance with Section 16(a) of the Exchange Act, our Code of Ethics and our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2010. Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information in response to this item will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2010. Such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2010. Such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2010. Such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before January 28, 2010. Such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

2.1	Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2	First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3	Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4	Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1
3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1
4.1	Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10.1.1	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*					X
10.1.2	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*					X
10.1.3	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*					X
10.1.4	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*					X
10.1.5	Employment Agreement, dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	2/1/08	10.1
10.1.6	Amendment dated December 31, 2008 to the Employment Agreement dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.3
10.1.7	Amendment dated March 30, 2009 to the Employment Agreement dated February 1, 2008 and amended December 31, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.4
10.1.8	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*					X
10.1.9	Offer Letter, dated September 1, 2004, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	S-1	6/19/08	10	.1.4
10.1.10	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*					X
10.1.11	Offer Letter, dated September 29, 2006, between SeraCare Life Sciences, Inc. and William J. Smutny.*	S-1	6/19/08	10	.1.5
10.1.12	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and William J. Smutny.*					X
10.2.1	Amended and Restated 2001 Stock Incentive Plan, as amended.*					X
10.2.2	2009 Equity Incentive Plan.*	S-8	3/13/09	4.1
10.2.3	Form of Nonqualified Stock Option Agreement.*	8-K	5/21/07	99.2
10.2.4	Form of Incentive Stock Option Agreement.*	8-K	5/21/07	99.3

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date	Number		Herewith

10.3.1	SeraCare Life Sciences, Inc. Fiscal 2009 Director Compensation Program*	10-K	12/8/08	10.3
10.3.2	Amendment No. 1 to the Fiscal 2009 Director Compensation Program.*	10-Q	5/12/09	10.5
10.3.3	Amendment No. 2 to the Fiscal 2009 Director Compensation Program.*	10-Q	8/11/09	10.1
10.3.4	SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*					X
10.4	SeraCare Life Sciences, Inc. Management Incentive Program.*	10-K	1/31/08	10.4
10.5	Award/Contract, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6	Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infections Diseases, National Institute of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7	Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8	Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8
10.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10	.8.1
10.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10	.8.2
10.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10	.8.3
10.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.	10-K	1/31/08	10	.8.4
10.9	Credit and Security Agreement, dated as of June 4, 2007, between SeraCare Life Sciences, Inc. and Merrill Lynch Capital (now GE Capital) as a lender and the Administrative Agent, excluding the annexes, exhibits, riders and schedules thereto.	8-K	6/11/07	10.1
10.10	Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3
10.11	Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12	Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13	Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14	Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15	$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.16	Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
10.17	Amendment to Promissory Note, Loan Agreement, Mortgage and Loan Documents and Assumption and Loan Modification Agreement, dated July 31, 2009, by and between Commerce Bank & Trust Company and SeraCare Life Sciences, Inc.	8-K	8/3/09	10.1
10.18	Amendment of Solicitation/Modification of Contract dated as of September 18, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.				X
10.19	Amendment of Solicitation/Modification of Contract dated as of September 23, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.				X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
23.1	Consent of Mayer Hoffman McCann P.C.				X
31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X
31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X
32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.				X

Notes:

*	Indicates management contract or compensatory plan or arrangement.

†	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. agreed to assume certain of the obligations of Boston Biomedica, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeraCare Life Sciences, Inc.

/s/  Susan L.N. Vogt
By: Susan L.N. Vogt
Title: President and Chief Executive Officer
Date: November 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Susan L.N. Vogt Susan L.N. Vogt	President and Chief Executive Officer Director (Principal Executive Officer)	November 19, 2009

/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 19, 2009

/s/ Eugene I. Davis Eugene I. Davis	Chairman	November 19, 2009

/s/ Samuel D. Anderson Samuel D. Anderson	Director	November 19, 2009

/s/ Harold S. Blue Harold S. Blue	Director	November 19, 2009

/s/ Sarah L. Murphy Sarah L. Murphy	Director	November 19, 2009

/s/ Jill Tillman Jill Tillman	Director	November 19, 2009

SERACARE LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
November 19, 2009

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$6,169,396	$2,945,866
Accounts receivable, less allowance for doubtful accounts of $195,000 and $170,000 as of September 30, 2009 and 2008, respectively	7,179,946	6,540,069
Taxes receivable	257,405	488,847
Inventory	8,706,937	12,153,891
Prepaid expenses and other current assets	155,533	664,406

Total current assets	22,469,217	22,793,079
Property and equipment, net	5,941,589	6,218,242
Assets held for sale	1,264,330	1,914,330
Goodwill	4,284,979	19,376,078
Other intangible assets	—	181,985
Other assets	504,006	612,841

Total assets	$34,464,121	$51,096,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,320,259	$2,766,790
Accrued expenses	3,155,666	3,658,983
Current portion of long-term debt	349,329	2,037,396

Total current liabilities	4,825,254	8,463,169
Long-term debt	1,194,979	61,038
Other liabilities	2,249,950	2,162,123

Total liabilities	8,270,183	10,686,330

Commitments and contingencies
Stockholders’ equity
Preferred stock — $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2009 and 2008	—	—
Common stock — $.001 par value, 35,000,000 shares authorized, 18,652,982 and 18,565,580 shares issued and outstanding as of September 30, 2009 and 2008, respectively	18,653	18,566
Additional paid-in capital	102,748,387	101,585,566
Retained earnings	(76,573,102)	(61,193,907)

Total stockholders’ equity	26,193,938	40,410,225

Total liabilities and stockholders’ equity	$34,464,121	$51,096,555

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2009	2008	2007

Revenue	$44,434,171	$48,966,648	$47,303,595
Cost of revenue	28,989,764	33,944,392	33,929,232

Gross profit	15,444,407	15,022,256	13,374,363
Research and development expense	1,122,077	1,776,462	566,634
Selling, general and administrative expenses	13,714,119	16,118,864	14,526,718
Impairment of goodwill	15,091,099	7,986,481	—
Impairment of intangible assets	—	—	5,220,000
Loss related to assets held for sale	650,000	—	—
Reorganization items	—	1,314,013	5,223,896

Operating loss	(15,132,888)	(12,173,564)	(12,162,885)
Interest expense	(380,128)	(385,797)	(697,787)
Interest expense to related parties	—	—	(312,862)
Other income, net	183,256	220,531	194,062

Loss before income taxes	(15,329,760)	(12,338,830)	(12,979,472)
Income tax (benefit) expense	49,435	(375,781)	75,971

Net loss from continuing operations	(15,379,195)	(11,963,049)	(13,055,443)
Loss from discontinued operations, net of income tax	—	—	(109,438)

Net loss	$(15,379,195)	$(11,963,049)	$(13,164,881)

Loss per common share
Basic and diluted net loss per common share
Continuing operations	$(0.83)	$(0.64)	$(0.82)
Discontinued operations	—	—	(0.01)

Net loss	$(0.83)	$(0.64)	$(0.83)

Weighted average shares outstanding
Basic and diluted	18,598,844	18,562,350	15,876,236

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		Paid-in	Earnings	Total
	Shares	Amount	Capital	(deficit)	Amount

Balance, September 30, 2006	14,282,948	$66,884,081	$10,747,911	$(36,065,977)	$41,566,015
Net loss	—	—	—	(13,164,881)	(13,164,881)
Exercise of options	25,000	148,250	—	—	148,250
Change in par value due to Delaware corporation merger, par $.001	—	(67,018,023)	67,018,023	—	—
Rights Offering of common stock	4,250,000	4,250	20,183,250	—	20,187,500
Rights Offering of common stock, cost	—	—	(610,729)	—	(610,729)
Stock-based compensation expense	—	—	2,398,339	—	2,398,339

Balance, September 30, 2007	18,557,948	18,558	99,736,794	(49,230,858)	50,524,494
Net loss	—	—	—	(11,963,049)	(11,963,049)
Stock issued under stock plan	7,632	8	39,945	—	39,953
Stock-based compensation expense	—	—	1,808,827	—	1,808,827

Balance, September 30, 2008	18,565,580	18,566	101,585,566	(61,193,907)	40,410,225
Net loss	—	—	—	(15,379,195)	(15,379,195)
Stock issued under stock plan	87,402	87	96,407	—	96,494
Stock-based compensation expense	—	—	1,066,414	—	1,066,414

Balance, September 30, 2009	18,652,982	$18,653	$102,748,387	$(76,573,102)	$26,193,938

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(15,379,195)	$(11,963,049)	$(13,164,881)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	1,264,378	1,313,978	1,389,087
Amortization of deferred financing expenses	182,560	179,875	59,959
Bad debt expense	53,424	17,766	95,299
Write-down of inventory	790,490	2,935,510	699,139
Impairment of trade name	—	—	5,220,000
Impairment of goodwill	15,091,099	7,986,481	—
Loss related to assets held for sale	650,000	—	—
Loss on disposal of property and equipment	12,063	33,278	—
Gain on disposition of certain assets of Genomics Collaborative division	(176,162)	—	(791,661)
Stock-based compensation	1,162,908	1,848,780	2,398,339
(Increase) decrease from changes, net of effects from acquisitions:
Accounts receivable	(693,301)	32,767	1,684,391
Taxes receivable	231,442	1,237,539	75,541
Inventory	2,656,464	(7,772,886)	(2,277,818)
Prepaid expenses and other current assets	25,607	213,459	1,463,608
Other assets	(48,225)	101,507	105,747
Increase (decrease) from changes, net of effects from acquisitions:
Accounts payable	(1,446,531)	565,534	657,934
Prepetition liabilities	—	(198,612)	(8,910,001)
Accrued expenses and other liabilities	(415,490)	853,564	640,684

Net cash provided by (used in) operating activities	3,961,531	(2,614,509)	(10,654,633)

Cash flows from investing activities:
Purchases of property and equipment	(721,159)	(4,969,608)	(492,001)
Proceeds from landlord for leasehold improvements	483,266	1,206,738	—
Proceeds from the disposition of certain assets of Genomics Collaborative division	176,162	—	2,000,000
Proceeds from the disposal of property and equipment	12,000	—	15,000

Net cash (used in) provided by investing activities	(49,731)	(3,762,870)	1,522,999

Cash flows from financing activities:
Repayments of long-term debt	(662,770)	(200,705)	(10,590,578)
Repayment of related party debt	—	—	(3,500,000)
Proceeds from revolving credit facility	19,700,000	—	—
Repayments of revolving credit facility	(19,700,000)	—	—
Deferred financing expenses	(25,500)	—	(539,627)
Funding received from Rights Offering, net of issue costs	—	—	19,576,771
Proceeds from exercise of options, warrants and ESPP transactions	—	—	148,250

Net cash (used in) provided by financing activities	(688,270)	(200,705)	5,094,816

Net increase (decrease) in cash and cash equivalents	3,223,530	(6,578,084)	(4,036,818)
Cash and cash equivalents, beginning of year	2,945,866	9,523,950	13,560,768

Cash and cash equivalents, end of year	$6,169,396	$2,945,866	$9,523,950

Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$199,897	$211,188	$1,859,600
Federal income taxes	$—	$—	$18,763
State income taxes	$67,884	$31,357	$2,636
(b) Cash received for:
Federal income taxes	$230,552	$1,550,658	$—
State income taxes	$6,690	$90,562	$20,169
(c) Non-cash items disclosure:
Deferred Rent	$—	$544,560	$—
Stock issued for Director and Officer services	$96,494	$39,953	$—
Capital lease agreements	$108,644	$—	$80,000

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Background

(a)	Background and Organization

SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”), a Delaware corporation, serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. SeraCare’s operations are based in Milford, Massachusetts, with satellite operations in Frederick, Maryland and Gaithersburg, Maryland. During fiscal 2008, the Company had manufacturing operations in West Bridgewater, Massachusetts which were moved to the Milford, Massachusetts facility during the fourth quarter of fiscal 2008. The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials and intermediates used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry.

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

Returns.  The Company will accept the return of goods, if prior to returning the goods, the purchaser contacts the Company and requests a return authorization and we approve this authorization based upon the customer clearly stating the reason for the return. The Company maintains an allowance for sales returns and records a decrease to revenue when it has specific knowledge of a customer complaint. The allowance for sales returns was nominal as of September 30, 2009 and was $0.1 million as of September 30, 2008.

Shipping and Handling Costs.  Shipping and handling billed to customers is recorded as revenue and shipping and handling costs are included in cost of revenue in the accompanying statements of operations.

Advertising.  Advertising costs are expensed as incurred. Advertising expenses were $0.1 million, $0.2 million, and $0.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents.  The Company’s policy is to place its cash with financial institutions or federal government securities in order to limit the amount of credit exposure. Cash equivalents consist of investments in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities. All cash equivalents are highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments.  Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value. Long-term debt are financial liabilities with carrying values that approximate fair value due to the recent incurrence of these obligations.

Accounts Receivable.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers’ current buying habits. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based on

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

specific customer collection issues that have been identified. The following table presents changes in our allowance for doubtful accounts:

	Year Ended September 30,
	2009	2008	2007

Balance at beginning of the year	$170,000	$175,000	$216,941
Bad debt expense	53,424	17,766	95,299
Write-offs	(28,424)	(22,766)	(137,240)

Balance at end of the year	$195,000	$170,000	$175,000

Inventory Valuation.  Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. Our ability to manage our inventories properly is an important factor in our operations. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales. Conversely, excess inventories can result in lower gross margins due to excessive reserves for obsolete products. Our products require incorporation of a wide range of materials which we typically buy in bulk prior to receiving customer orders for the full amount. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in inventory. This approach tends to increase the risk of obsolescence for products we hold in inventory.

A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. We provide a reserve based upon factors related to age, historical scrap rates, usability and fair market value. The Company’s recorded inventory reserve was $2.8 million and $3.5 million as of September 30, 2009 and 2008, respectively. Should it be determined that the reserve is insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on gross profit margin.

Long-Lived Assets.  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. The Company’s judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of the Company’s long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and decrease the carrying value of these assets.

Property and equipment are carried at historical cost. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the asset are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s depreciable assets are as follows:

Building and improvements	10 to 30 years
Furniture and equipment	7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of the life of the improvement or the remaining term of the lease

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contingencies and Litigation Reserves.  The Company is involved from time to time in litigation incidental to the conduct of the Company’s business. These claims may be brought by, among others, the government, clients, customers, employees and other third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on the Company’s results of operations that could result from litigation or other claims. In determining contingency and litigation reserves, management considers, among other issues:

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. The Company has recorded a valuation allowance of $33.6 and $26.4 million as of September 30, 2009 and 2008, respectively, due to uncertainties related to the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

Earnings Per Share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options and stock units) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

Deferred Financing Costs.  The Company capitalizes costs directly related to debt financing and amortizes such costs over the term of the financing. These costs are being amortized using the straight-line method. Deferred financing costs amortized to interest expense for the years ended September 30, 2009, 2008 and 2007 was approximately $0.2 million, $0.2 million and $0.1 million respectively.

Stock-Based Compensation.  The Company recognizes share-based payments to employees, directors and others as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.2 million, $1.8 million and $2.4 million was recognized in the years ended September 30, 2009, 2008 and 2007, respectively.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term was calculated under the guidance of SAB No. 107 and 110, “Simplified Method for Estimating the Expected Term” as the Company has limited exercise data since the Company reorganized in May 2007. Expected dividends are estimated based on the Company’s dividend history as well as the Company’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

effect at the time of grant. These assumptions will be updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Recent Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. The adoption of the Codification did not have any effect on the Company’s financial position, results of operations or cash flows.

During May 2009, the FASB issued guidance concerning subsequent events which applies prospectively and is effective for interim or annual financial periods ending after June 15, 2009. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company’s adoption of the guidance did not have an effect on the Company’s financial position, results of operations or cash flows.

The FASB provided guidance for using fair value to measure assets and liabilities which applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The guidance clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. The guidance also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the guidance, fair value measurements are separately disclosed by level within the fair value hierarchy. The FASB agreed to defer the effective date of the guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance on October 1, 2008 for assets and liabilities not subject to the deferral and will adopt this guidance on October 1, 2009 for all other assets and liabilities. The guidance did not have and is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On December 4, 2007, the FASB revised its guidance for business combinations. Under the revised guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance will change the accounting treatment for certain items as follows:

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

The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this guidance on October 1, 2009. The guidance is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On December 4, 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will adopt this guidance on October 1, 2009. The guidance is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

terminated and the principal amount and interest outstanding under each agreement was paid off with the proceeds from the Rights Offering.

Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the SEC. These expenses totaled $1.3 million and $5.2 million in the fiscal years ended September 30, 2008 and 2007, respectively. There were no reorganization items during the fiscal year ended September 30, 2009.

4.	Inventory

Inventory consists of the following:

	At September 30,
	2009	2008

Raw materials and supplies	$1,623,148	$2,177,933
Work-in process	813,874	1,494,030
Finished goods	9,059,860	11,985,479

Gross inventory	11,496,882	15,657,442
Reserve for obsolete inventory	(2,789,945)	(3,503,551)

Net inventory	$8,706,937	$12,153,891

5.	Property and Equipment

Property and equipment consist of the following:

	At September 30,
	2009	2008

Furniture and equipment	$3,475,427	$3,103,237
Computer equipment and software	856,175	644,195
Construction in progress	100,695	727,692
Leasehold improvements	5,711,793	4,919,596

	10,144,090	9,394,720
Less: accumulated depreciation and amortization	(4,202,501)	(3,176,478)

Property and equipment, net	$5,941,589	$6,218,242

Depreciation expense, including amortization of property under capital leases, was $1.1 million, $1.0 million and $1.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.

6.	Asset Held For Sale

On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a loss of $0.7 million during fiscal 2009 related to an impairment to write-down the assets to their fair value less costs to sell. The carrying amount of these assets is $1.3 million as of September 30, 2009. During October 2009, the Company entered into a purchase and sale agreement for the West Bridgewater facility and land for $1.4 million. The sale is expected to close in December 2009.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Goodwill

Due to the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company recorded an impairment charge of $8.0 million during the year ended September 30, 2008. During the first half of the year ended September 30, 2009, the financial markets and the Company’s stock price continued to decline and the Company revised its future cash flow projections as revenue was lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represents the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.

The Company will continue to test goodwill for impairment as part of its annual impairment testing and as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

The changes in the carrying value of goodwill during the years ended September 30, 2009, 2008 and 2007 are summarized as follows:

Balance as of September 30, 2006	$27,362,559
Goodwill adjustments during year	—

Balance as of September 30, 2007	27,362,559
Goodwill impairment Diagnostics & Biopharmaceutical Products	(7,986,481)

Balance as of September 30, 2008	19,376,078
Goodwill impairment Diagnostics & Biopharmaceutical Products	(15,091,099)

Balance as of September 30, 2009	$4,284,979

8.	Intangibles

September 30, 2009

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset

Developed product technology	5	$150,000	$150,000	$—
Customer relationships	4-5	1,090,000	1,090,000	—

		$1,240,000	$1,240,000	$—

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

September 30, 2008

	Estimated
	useful life	Gross cost	Accumulated	Net intangible
	(years)	intangible asset	amortization	asset

Developed product technology	5	$150,000	$120,000	$30,000
Customer relationships	4-5	1,090,000	938,015	151,985

		$1,240,000	$1,058,015	$181,985

Amortization expense for the years ended September 30, 2009, 2008 and 2007 was $0.2 million, $0.3 million and $0.3 million, respectively. During the year ended September 30, 2007, management initiated a rebranding strategy which reflects the new strategic and business direction and focus of the Company. As a result, the Company wrote off the BBI Diagnostics trade name which was carried at $5.2 million.

9.	Long-Term Debt

Long-term debt consists of the following:

	At September 30,
	2009	2008

Real property mortgage note	$1,400,000	$1,940,448
Capital leases	144,308	157,986

Total debt	1,544,308	2,098,434
Less current portion	(349,329)	(2,037,396)

Total long-term debt	$1,194,979	$61,038

GE Capital Credit and Security Agreement

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. During October 2009, the Company terminated the Credit and Security Agreement.

Obligations under the Credit and Security Agreement were secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which is subject to a separate mortgage note. The revolving credit facility, which may have been used for working capital and other general corporate purposes, was governed by a borrowing base. The interest rate per annum was equal to 2.75% over LIBOR. The effective interest rate as of September 30, 2009 was 3.00% and there was no outstanding balance. The Company paid 0.50% per annum as an unused line fee. Interest was payable monthly. Amounts under the revolving credit facility may have been repaid and re-borrowed until June 4, 2010. Mandatory prepayments of the revolving credit facility were required any time the outstanding revolving loan balance exceeded the borrowing base. The agreement contained standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibited the payment of dividends during the term of the agreement. Occurrence of an event of default would have allowed the lenders to accelerate the payment of the loan and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral. As of September 30, 2009, $6.4 million was available for borrowing. A sale of the West Bridgewater facility and land for less than $2.0 million would trigger a default under the agreement with GE Capital if the Company was unable to obtain a waiver from GE Capital. In addition, the agreement contained financial maintenance covenants. As of September 30, 2009, the Company was in compliance with these covenants.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Real Property Mortgage Note

Pursuant to the acquisition of substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories, Inc. divisions of Boston Biomedica, Inc. (“BBI”) (the “BBI Acquisition”), the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004 (the “Assumption Agreement”), with Commerce Bank & Trust Company (“Commerce Bank”), pursuant to which the Company assumed certain of BBI’s obligations under the loan documents referenced therein (the “Loan Documents”). The obligations assumed by the Company include a promissory note (the “Note”) with an outstanding principal balance of approximately $2.3 million. The Note is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”), which was acquired by the Company pursuant to the BBI Acquisition. The Company also entered into a Guaranty (the “Guaranty”) in favor of Commerce Bank, to secure its obligations under the Loan Documents. The interest rate per annum was equal to 0.75% in excess of Commerce Bank’s published corporate base rate. The outstanding principal balance under the Note, together with all unpaid interest, may be accelerated and become immediately due and payable following a default under the Note or the loan agreement (and the expiration of applicable cure periods) or if the Real Property is transferred by the Company to a third party without Commerce Bank’s consent.

On July 31, 2009, the Company amended the Note (the “Loan Amendment”). Under the Loan Amendment, the Company will pay monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter make monthly principal and interest payments based on a ten-year amortization schedule. Under the Loan Amendment, if the Company reduces the market listing price of the Real Property, the Company must reduce the principal balance of the mortgage by the amount of the reduction in the listing price. The Loan Amendment also extends the final maturity to February 28, 2011 from August 31, 2009 and as such, the Company has classified a portion of the Note as a noncurrent liability on its Balance Sheet as of September 30, 2009. Under the Loan Amendment, the Company must pay interest at the Lender’s base rate plus 3%, with a floor of 6.25%. The effective interest rate as of September 30, 2009 was 6.25%. The Company must also maintain a minimum net worth of $18.0 million. The Note may be repaid in whole or part, at any time, without penalty.

During October 2009, the Company entered into a purchase and sale agreement for the Real Property for $1.4 million. The sale is expected to close in December 2009 at which time the Company will be expected to repay the Note in its entirety.

Brown Brothers Harriman/Union Bank of California, N.A. Revolving/Term Credit and Security Agreement

The Company entered into a four-year $25.0 million Revolving/Term Credit and Security Agreement with Brown Brothers Harriman & Co. as the collateral agent and Union Bank of California, N.A. as the administrative agent (the “Credit Agreement”), pursuant to which a $15.0 million term loan facility (the “Term Loan Facility”) and a $10.0 million revolving loan facility (“Revolving Loan Facility”) were made available to the Company and became effective September 14, 2004. On September 14, 2004, the Company used the proceeds of $15.0 million of the Term Loan Facility and $6.0 million of the Revolving Loan Facility under the Credit Agreement to fund a portion of the BBI Acquisition and to repay amounts outstanding under an existing credit agreement, which was terminated. The Credit Agreement was terminated and the principal amount and interest outstanding were paid off with the proceeds from the Rights Offering in May 2007.

Subordinated Notes

On September 14, 2004, the Company entered into a four-and-one-half-year $4.0 million Subordinated Note Agreement (“Subordinated Note Agreement”) with certain lenders. Two of the three lenders (Barry Plost and Dr. Bernard Kasten who collectively held $3.5 million) were members of the Board of Directors of the

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company, and the administrative agent was a corporation controlled by Mr. Plost. The Company issued the $4.0 million in notes under the Subordinated Note Agreement to fund a portion of the purchase price for the BBI Acquisition. During May 2007, the Subordinated Note Agreement was terminated and the principal amount and interest outstanding under each note was paid off with the proceeds from a rights offering.

Aggregate Maturities

The aggregate maturities of long-term debt (including capital leases) for each of the fiscal years subsequent to September 30, 2009 are as follows:

	Real Property
	Mortgage Note	Capital Leases	Total

2010	$281,562	$67,767	$349,329
2011	1,118,438	54,565	1,173,003
2012	—	21,976	21,976

	$1,400,000	$144,308	$1,544,308

10.	Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business but except as noted below, the Company is not currently a party to any material lawsuit or proceeding.

Department of Justice

In the first half of 2006 while the Company was under prior management, the Company and certain former officers and directors were served with grand jury subpoenas by the U.S. Attorney’s Office for the Southern District of California requesting the production of certain documents. The Company has cooperated fully with the requests of the U.S. Attorney’s Office and has not received any requests during fiscal 2009.

Purchase Commitments and Suppliers

At September 30, 2009 the Company was obligated to purchase $0.6 million and $0.1 million during fiscal 2010 and 2011, respectively. These purchase obligations are for inventory purchases and miscellaneous operating contracts.

For the year ended September 30, 2009, approximately 8% of materials purchases were from two suppliers. For the year ended September 30, 2008, approximately 45% of materials purchases were from three suppliers. While there are some materials that the Company obtains from a single supplier, the Company is not dependent on any one supplier or group of suppliers for the Company’s business as a whole. Raw materials are generally available from a number of suppliers. The Company’s normal contract terms are FOB SeraCare’s dock with payment terms of 30-45 days. The Company’s agreement with Instituto Grifols S.A. for the supply of therapeutic grade human serum albumin lapsed during fiscal 2006 and was not renewed although Grifols continued to supply us for certain customers through December 2007. The Company signed a contract in July 2007 with Octapharma USA, Inc. for the supply of therapeutic grade human serum albumin.

Risks and Uncertainties, Significant Customers and Sales Commitments

Storage of plasma and plasma products, labeling, and distribution activities are subject to strict regulation and licensing by the FDA. All of the Company’s facilities are subject to periodic inspection by the FDA. Failure to comply or correct deficiencies with applicable laws or regulations could subject the Company to

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

For the year ended September 30, 2009, approximately 28% of revenue was from two customers. These customers represented 29% of the accounts receivable as of September 30, 2009. For the year ended September 30, 2008, approximately 30% of revenue was from two customers. These customers represented 32% of the accounts receivable as of September 30, 2008. For the year ended September 30, 2007, approximately 28% of revenue was from two customers.

Information regarding the Company’s geographical concentration of revenue is as follows:

	Year Ended September 30,
	2009	2008	2007

United States	$35,564,548	$41,247,822	$37,143,056
Europe	6,431,786	5,603,150	8,190,674
Asia	1,413,744	1,312,085	998,169
Other	1,024,093	803,591	971,696

Total	$44,434,171	$48,966,648	$47,303,595

SeraCare has three non-exclusive licensing agreements with the NIH, one of which expired during the year ended September 30, 2009 and was not renewed. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company had royalty expenses of $0.1 million to the NIH under the three agreements on net sales generated during each of the fiscal years ended September 30, 2009, 2008 and 2007.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received $0.1 million from Millipore under this agreement during each of the fiscal years ended September 30, 2009, 2008 and 2007.

11.	Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. The lease may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. Renovations on the buildings in the Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and moved the manufacturing operations from West Bridgewater to Milford during the fourth quarter of fiscal 2008. The Milford facility houses SeraCare’s entire Massachusetts operations, including the Company’s corporate headquarters. During fiscal 2008, the renovations to the Milford facility generated an increase of $3.7 million in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The Company was reimbursed $1.2 million by the landlord and recorded a deferred lease liability which will be recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred lease liability. As of September 30, 2009, the total deferred lease liability for this facility was $1.4 million.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland and these leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. As of September 30, 2009, the total deferred lease liability for these facilities was $1.1 million.

During the year ended September 30, 2009, the Company entered into two 36 month capital leases for computer hardware and a truck. On April 3, 2007, the Company entered into a 60 month capital lease for testing equipment. On November 18, 2004, the Company entered into a 60 month capital lease for various equipment. As of September 30, 2009 and 2008, the Company had equipment related to capital leases of $0.5 million and $0.4 million, respectively and accumulated amortization was $0.3 million and $0.2 million, respectively.

Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital Leases	Operating Leases	Total Leases

Fiscal years ended September 30,
2010	$77,593	$2,418,531	$2,496,124
2011	58,958	2,553,739	2,612,697
2012	22,689	2,622,987	2,645,676
2013	—	2,691,708	2,691,708
2014	—	2,775,787	2,775,787
Thereafter	—	6,806,347	6,806,347

Total minimum lease payments	159,240	$19,869,099	$20,028,339

Less: amounts representing interest	(14,932)

Present value of future minimum capital lease payments	$144,308

Rent expense amounted to $2.9 million, $3.0 million and $2.2 million for the years ended September 30, 2009, 2008 and 2007, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement. During the year ended September 30, 2007, the Company terminated the lease for the Genomics Collaborative division facility. The breakage fee of $0.3 million is included in discontinued operations.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended September 30,
	2009	2008	2007

Current provision (credit):
Federal	$(29,207)	$(237,580)	$18,763
State	78,642	(138,201)	57,208

Total current provision (credit)	49,435	(375,781)	75,971

Deferred tax provision (benefit):
Federal	(4,143,135)	(3,289,869)	(4,662,418)
State	(3,054,990)	2,227,234	(1,325,667)

Total deferred provision (credit)	(7,198,125)	(1,062,635)	(5,988,085)

Total provision (credit)	(7,148,690)	(1,438,416)	(5,912,114)
(Decrease) increase in valuation allowance	7,198,125	1,062,635	5,988,085

Total income tax (benefit)expense	$49,435	$(375,781)	$75,971

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended September 30,
	2009	2008	2007

Computed provision for taxes	34.0%	34.0%	34.0%
State taxes	3.7%	(1.5)%	(0.3)%
General business credits	—%	—%	3.7%
Other, net	(0.1)%	(9.9)%	(3.5)%
Change in valuation allowance	(38.0)%	(19.5)%	(34.5)%

Total provision, net of valuation allowance	(0.4)%	3.1%	(0.6)%

	As of September 30,
	2009	2008	2007

Net operating loss carryforwards:
Federal	$44,843,000	$39,243,000	$45,300,000
State	$40,805,000	$48,836,000	$49,100,000

	As of September 30,
	2009	2008	2007

Deferred tax assets	$33,618,773	$26,420,648	$26,381,601
Less: valuation allowances	(33,618,773)	(26,420,648)	(25,358,013)

Net deferred tax asset	—	—	1,023,588
Deferred tax liability	—	—	(1,023,588)

Net deferred tax asset	$—	$—	$—

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred tax assets as of September 30, 2009, 2008 and 2007 relate primarily to federal and state net operating loss carryforwards that begin to expire during 2024. The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Because management does not believe that it is more likely than not that the deferred tax assets will be realized, a full valuation allowance has been established. The deferred tax liability relates primarily to timing differences in depreciation and amortization expense.

Current tax expense relates to non-income measure taxes at the state level. The Company recorded a current tax benefit of $0.4 million for the year ended September 30, 2008 as a result of amending previously filed federal and state income tax returns.

The Company files a U.S. federal income tax return as well as various state income tax returns. The Company is no longer subject to tax examinations for years ending before September 30, 2006, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before such time. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as selling, general and administrative expense.

13.	Related Party Transactions

The following is a description of the transactions the Company has engaged in with the Company’s directors and officers and beneficial owners of more than five percent of the Company’s voting securities and their affiliates:

The Company did not enter into any related party transactions during the years ended September 30, 2009 or 2008.

During the year ended September 30, 2007, the Company entered into the following related party transactions:

•	Harbinger Capital Partners Master Fund I Ltd. and Harbinger Capital Partners Special Situations Fund L.P. (collectively, “Harbinger”), a greater than 5% beneficial owner of the Company, appointed two directors to the Company’s Board of Directors pursuant to the Plan of Reorganization. These directors were re-elected at our annual stockholders’ meeting in February 2009. During the year ended September 30, 2009, Harbinger sold all of its shares.

•	Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd. (collectively, “Black Horse Capital”), a greater than 5% beneficial owner, appointed one director to the Company’s Board of Directors pursuant to the Plan of Reorganization. This director was re-elected at our annual stockholders’ meeting in February 2009.

•	Barry Plost and Bernard L. Kasten, two former directors, were parties to the Subordinated Note Agreement between the Company and one other note holder. There was no related party interest expense during the years ended September 30, 2009 or 2008. During the year ended September 30, 2007 the Company incurred related party interest expense of $0.3 million. The debt was paid in full with the proceeds of the Rights Offering and the agreement was terminated in May 2007. The Company therefore had no liability for these notes at September 30, 2009 and 2008.

14.	Stockholders’ Equity

As of September 30, 2006, the total number of shares outstanding was 14,282,948. In fiscal 2007, Board members exercised 25,000 options. In addition, the Company raised capital through a rights offering, which entitled each holder of common stock to purchase its pro rata share (the “Rights Offering”). Unexercised

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

subscription rights were purchased by the backstop purchasers. Through the Rights Offering, the Company issued 4,250,000 shares of common stock at $4.75 per share. The $20.2 million raised through the Rights Offering was used to settle the claims and administrative cost of the bankruptcy. The Company incurred $0.6 million of costs related to the Rights Offering.

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

During fiscal 2009, the non-employee directors were issued a total of 49,620 shares of the Company’s common stock and the senior management team was issued 37,782 shares of the Company’s common stock.

As of September 30, 2009, the total number of shares outstanding was 18,652,982.

The Company was prohibited from paying dividends under the Credit and Security Agreement with GE Capital which was terminated in October 2009.

15.	Stock-Based Compensation Plans

SeraCare currently has two share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”) provides for the issuance of up to 1,800,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the Plan. These include non-qualified stock options, incentive stock options, restricted stock, stock units, stock bonuses, dividend equivalents, deferred payment rights and other awards. Incentive stock options covering up to 1,000,000 shares may be granted under the Plan. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest over one year on a quarterly basis or immediately upon grant. No restricted stock has been issued under the Plan.

On February 11, 2009, the Company’s shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”) which provides for the issuance of up to 1,500,000 shares of common stock pursuant to awards granted under the 2009 Plan which includes up to 1,500,000 incentive stock options. These awards include stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards or any awards that are convertible into or otherwise based on stock. Incentive stock options covering up to 1,500,000 shares may be granted under the 2009 Plan.

As of September 30, 2008, options to purchase 962,000 shares of common stock remained outstanding under the Plans. As of September 30, 2009, 1,465,682 shares of common stock remain available for future grants under the Plans. Options covering 211,492 shares of common stock have been exercised under the Plans. During fiscal 2009, options to purchase 610,392 shares of common stock were issued under the Plans. Employees and non-employee members of the Board of Directors received options to purchase 533,200 and 77,192 shares of common stock, respectively. In addition, 49,620 and 37,782 shares of common stock were issued to the non-employee directors and senior management team, respectively. In fiscal 2009, options to purchase 15,000 shares of common stock expired and options to purchase 29,600 shares of common stock were forfeited. No options to purchase shares of common stock were exercised during fiscal 2009. As of

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

September 30, 2009, options to purchase 1,527,792 shares of common stock remained outstanding under the Plans, of which 699,604 were exercisable.

Options Granted Outside of the Plans

As of September 30, 2008, options to purchase 700,000 shares of common stock were issued outside the Plans. During fiscal 2009, there was no activity outside of the Plans. As of September 30, 2009, options to purchase 700,000 shares were outstanding, of which 616,666 were exercisable. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.

A summary of the Company’s options as of September 30, 2009 and changes during the year then ended is presented below:

		Weighted-	Weighted-average
		average	remaining
	Number of	exercise	contractual term	Aggregate
Options	options	price	(In years)	intrinsic value

Outstanding September 30, 2008	1,662,000	$7.11
Granted	610,392	$1.25
Exercised	—	$—
Expired	(15,000)	$9.05
Forfeited	(29,600)	$1.25

Outstanding September 30, 2009	2,227,792	$5.57	4.21	$696,950

Exercisable at September 30, 2009	1,316,270	$7.31	4.31	$67,130

The Company’s stock price closed at $2.45 on September 30, 2009. Intrinsic value for stock options is defined as the difference between the current market value of the stock and the exercise price. The intrinsic value represents the value that would have been received by the option holders had the option holders exercised all of their options as of that date.

Compensation expense recognized during each of the three years in the period ended September 30, 2009 includes compensation expense for all awards issued subsequent to October 1, 2005. Also included in the compensation expense for the year ended September 30, 2007, are awards which were issued prior to October 1, 2005 which had any portion of the original grant date fair value unvested as of October 1, 2005. The Company recognizes compensation costs net of estimated forfeitures on a graded vesting basis over the vesting period for each award. The Company believes this methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

The following table presents stock-based compensation expense included in our statements of operations:

	Year Ended September 30,
	2009	2008	2007

Cost of revenue	$198,766	$252,859	$85,331
Research and development expense	55,614	67,435	8,863
Selling, general and administrative expenses	908,528	1,528,486	2,304,145

Total stock-based compensation expense	$1,162,908	$1,848,780	$2,398,339

Incremental charge to earnings per share
Basic and Diluted	$0.06	$0.10	$0.15

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

No stock-based compensation expense was capitalized during fiscal 2009, 2008 or 2007. Included in the amount of compensation expense recorded in fiscal 2009, 2008 and 2007 is stock compensation expense which relates to the modification of options as discussed below. The Company had no income tax benefit recognized in the income statement for share-based compensation arrangements during each of the three years in the period ended September 30, 2009.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. The expected volatility was calculated based on the historical fluctuation of the stock price for a term equivalent to the expected term of the options at the grant date. The average expected term was calculated under the guidance of SAB No. 107 and 110, “Simplified Method for Estimating the Expected Term” as the Company has limited exercise data since the Company reorganized in May 2007. The risk-free interest rate is based on the U.S. Treasury constant maturities with a term equivalent to the expected term of the options at the grant date. The dividend yield assumption is based on history and expectation of paying no dividends. The fair value is then amortized on a graded basis over the vesting period. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended September 30,
	2009	2008	2007

Expected stock volatility	100.81-115.34%	84.17-91.74%	79.70-95.44%
Weighted-average volatility	101.30%	89.05%	83.61%
Risk free interest rate	1.22-1.52%	1.85-3.61%	4.55-4.79%
Expected term of options (years)	2.81-3.50	2.81-3.50	2.50-6.00
Expected annual dividend per share	0%	0%	0%

The weighted-average grant date fair value of options granted during the years ended September 30, 2009, 2008 and 2007 was $0.82, $3.18 and $4.09, respectively. The intrinsic value of the options exercised during the year ended September 30, 2007 was less than $0.1 million. There were no options exercised during fiscal 2008 or 2009.

The Codification requires the cash flows from the tax benefits from deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. There was no excess cash tax benefit classified as a financing cash inflow for the three years in the period ended September 30, 2009.

As of September 30, 2009, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.32 years. The total fair value of shares vested during the years ended September 30, 2009, 2008 and 2007 was $1.2 million, $1.8 million and $2.4 million, respectively.

On May 8, 2006, the Compensation Committee of the Board of Directors voted to reprice outstanding employee stock options subject to the approval of the Bankruptcy Court. Such approval occurred on May 26, 2006 and the options were repriced to $5.45, at the lower of the exercise price of the subject stock options or 110% of the closing price on May 26, 2006 which equaled $5.45. Options to purchase 456,501 shares of common stock were subject to the repricing with original option prices ranging from $3.00 to $17.85. The expense that relates to the modification of the exercise price on vested stock options as of the modification date was $0.1 million. The expense was charged to compensation expense during the year ended September 30, 2006. The modification also resulted in additional compensation expense on unvested options of $0.1 million

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to be amortized over the remaining term of the modified options. From the years ended September 30, 2006 through 2009, the additional stock-based compensation is expensed as follows:

2006	$70,737
2007	$47,656
2008	$4,662
2009	$1,064

The Company computed a compensation expense charge determined by the difference between the fair value of the original option and the modified option on the modification date. The fair value was calculated using the Black-Scholes model with the following assumptions:

Expected stock volatility	83.19-174.66%
Risk free interest rate	4.87-5.03%
Expected life of options (years)	0.41-3.21
Expected annual dividend per share	0%

16.	Earnings Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options and stock units) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

The following table sets out the computations of basic and diluted net income per common share:

	Year Ended September 30,
	2009	2008	2007

Numerator:
Net loss from continuing operations	$(15,379,195)	$(11,963,049)	$(13,055,443)
Loss from discontinued operations, net of income tax	—	—	(109,438)

Net loss	$(15,379,195)	$(11,963,049)	$(13,164,881)

Denominator:
Weighted average common shares outstanding	18,598,844	18,562,350	15,876,236
Effect of dilutive securities:
Stock options(1)	—	—	—

Diluted weighted average common shares outstanding	18,598,844	18,562,350	15,876,236

Basic and diluted net loss per common share:
Continuing operations	$(0.83)	$(0.64)	$(0.82)
Discontinued operations	—	—	(0.01)

Net loss	$(0.83)	$(0.64)	$(0.83)

(1)	Excluded from the calculation of diluted net income per common share for the years ended September 30, 2009, 2008 and 2007 were 2,152,423, 1,748,414 and 1,656,789 shares, respectively, related to stock options because their effect was anti-dilutive.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Segment Information

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

The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Segments are expected to manage only assets completely under their control. Accordingly, segment assets include primarily accounts receivable, inventory, property plant and equipment and goodwill and do not include assets identified as general corporate assets or assets associated with discontinued operations. Amortization of intangibles is not allocated to the segment level, and accordingly has not been included in this data. The impact of discontinued operations has also been excluded from the data. The following segment financial statements have been prepared on the same basis as the Company’s financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies.

The Company’s segment information as of or for the years ended September 30, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Revenue:
Diagnostic & Biopharmaceutical Products	$32,855,388	$34,982,601	$34,998,141
BioServices	11,578,783	13,984,047	12,305,454

Total revenue	$44,434,171	$48,966,648	$47,303,595

Gross profit:
Diagnostic & Biopharmaceutical Products	$13,289,538	$11,643,308	$11,554,296
BioServices	2,154,869	3,378,948	1,820,067

Total gross profit	$15,444,407	$15,022,256	$13,374,363

Identifiable assets:
Diagnostic & Biopharmaceutical Products	$17,514,921	$35,723,683	$37,800,281
BioServices	8,598,530	8,564,597	7,715,111

Total identifiable assets	$26,113,451	$44,288,280	$45,515,392

Depreciation:
Diagnostic & Biopharmaceutical Products	$732,546	$740,515	$639,651
BioServices	349,847	308,959	484,932

Total depreciation	$1,082,393	$1,049,474	$1,124,583

Capital expenditures:
Diagnostic & Biopharmaceutical Products	$559,969	$3,954,212	$309,706
BioServices	269,834	1,015,396	182,295

Total capital expenditures	$829,803	$4,969,608	$492,001

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

18.	Fair Value Measurements

The Codification defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. Fair value is defined as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets

Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data

Certain financial instruments are carried at cost on the balance sheets, which approximates fair value due to their short-term, highly liquid nature. The fair value of these financial instruments is summarized below:

	Level 1	Level 2	Level 3	Balance

Assets
Cash equivalents	$6,169,396	$—	$—	$6,169,396
Liabilities
Real property mortgage note	$—	$—	$1,400,000	$1,400,000

The Company determined that the fair value of the real property mortgage note approximates its outstanding balance based on the recent amendment of the instrument and other Level 3 measurements. The Company determined the estimated fair value by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the real property mortgage note to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

19.	Discontinued Operations

GCI Disposition

On March 29, 2007, the Company and BioServe entered into an asset purchase agreement pursuant to which BioServe agreed to purchase certain assets principally used in the business the Company acquired from Genomics Collaborative, Inc. (“GCI”) and assume certain limited liabilities of the business. Under the terms of the asset purchase agreement, the consideration consists of $2.0 million cash, subject to reduction for inventory adjustments, and a 7.5% royalty on BioServe’s net sales related to the business for five years. The assets sold included $0.9 million of fixed assets, certain intangible assets which were fully amortized and its library of specimens which had a carrying value of zero. The Company recorded a gain on the sale of $0.8 million. The results of operations and the gain on disposal of the business were excluded from continuing operations and reported as discontinued operations. During the year ended September 30, 2009, the Company received $0.2 million related to the royalties. The Company is actively pursuing collections of additional royalty amounts due but has not recorded a receivable due to collectibility concerns.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s results from discontinued operations, net of income taxes, for the years ended September 30, 2009, 2008 and 2007 are as follows:

	Year Ended September 30,
	2009	2008	2007

Revenue	$—	$—	$965,938
Goodwill impairment	$—	$—	$—
Pretax losses	$—	$—	$(901,099)
Income tax benefit	$—	$—	$—
Gain on disposal	$—	$—	$791,661
Income tax on disposal	$—	$—	$—
Net loss from discontinued operations	$—	$—	$(109,438)

20.	Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan (the “401(k) Plan”). Effective January 1, 2007, the company amended the 401(k) Plan to match employee contributions each pay period at a rate of 25% of eligible contributions to employees who had more than one year of service with the Company. Eligible contributions are defined as employee contributions up to a maximum of 6% of employee compensation. On April 1, 2009, the Company amended the 401k Plan and stopped its matching contributions. Total matching contributions made to the 401(k) Plan and charged to expense by the Company were $0.1 million for each of the years ended September 30, 2009, 2008 and 2007.

21.	Subsequent Events

The Company has evaluated subsequent events through November 19, 2009 which is the date the financial statements were issued.

During October 2009, the Company entered into a purchase and sale agreement pursuant to which the Company will sell its West Bridgewater, Massachusetts facility. The Company had been actively marketing this facility for sale since fiscal 2008 when the Company completed the transition of its corporate headquarters from the facility in West Bridgewater into a state-of-the art research and manufacturing facility in Milford, Massachusetts. The West Bridgewater facility is being sold for $1.4 million, and the sale is expected to close in December 2009, subject to customary closing conditions. The West Bridgewater facility is subject to an outstanding mortgage note with a balance of $1.4 million as of September 30, 2009.

The Company terminated the Credit and Security Agreement with GE Capital during October 2009. The Company paid a $0.1 million termination fee to GE Capital. As of September 30, 2009, the Company had $0.1 million of unamortized deferred financing expenses related to the Credit and Security Agreement with GE Capital. Both the termination fee and unamortized deferred financing expenses were expensed in October 2009.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

22.	Summarized Quarterly Financial Data (Unaudited)

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

	For the Three Months Ended
	December 31(1)	March 31	June 30	September 30(2)	Total Year

Year ended September 30, 2009:
Revenue	$9,270,619	$10,863,948	$11,777,786	$12,521,818	$44,434,171
Gross profit	2,286,080	3,744,314	4,246,850	5,167,163	15,444,407
Operating (loss) income	(16,791,427)	(592,557)	771,562	1,479,534	(15,132,888)
Net (loss) income	(16,910,523)	(605,722)	697,019	1,440,031	(15,379,195)
(Loss) income per common share:
Basic	(0.91)	(0.03)	0.04	0.08	(0.83)
Diluted	(0.91)	(0.03)	0.04	0.08	(0.83)
Year ended September 30, 2008:
Revenue	$12,626,319	$12,530,143	$12,374,095	$11,436,091	$48,966,648
Gross profit	4,098,483	4,712,954	3,631,750	2,579,069	15,022,256
Operating loss	(606,710)	(212,953)	(1,053,164)	(10,300,737)	(12,173,564)
Net loss	(667,057)	(330,651)	(555,310)	(10,410,031)	(11,963,049)
Loss per common share:
Basic and diluted	(0.04)	(0.02)	(0.03)	(0.56)	(0.64)

(1)	In the first quarter of fiscal 2009, SeraCare wrote-off $15.1 million of goodwill related to the Diagnostics and Biopharmaceutical Products segment.

(2)	In the fourth quarter of fiscal 2008, SeraCare wrote-off $8.0 million of goodwill related to the Diagnostics and Biopharmaceutical Products segment.