Form 10-Q
period 2009-12-31
SERACARE LIFE SCIENCES INC
filed 2010-02-09
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑       No ☐
     The number of shares of common stock outstanding as of January 31, 2010 was 18,827,471.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	December 31,	September 30,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$8,199,159	$6,169,396
Accounts receivable, less allowance for doubtful accounts of $170,000 and $195,000 as of December 31, 2009 and September 30, 2009, respectively	5,917,005	7,179,946
Taxes receivable	257,405	257,405
Inventory	9,422,850	8,706,937
Prepaid expenses and other current assets	107,479	155,533

Total current assets	23,903,898	22,469,217
Property and equipment, net	5,703,986	5,941,589
Assets held for sale	1,264,330	1,264,330
Goodwill	4,284,979	4,284,979
Other assets	380,062	504,006

Total assets	$35,537,255	$34,464,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,468,513	$1,320,259
Accrued expenses and other liabilities	2,333,797	3,155,666
Current portion of long-term debt	146,766	349,329

Total current liabilities	3,949,076	4,825,254
Long-term debt	1,157,562	1,194,979
Other liabilities	2,262,420	2,249,950

Total liabilities	7,369,058	8,270,183

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,810,368 and 18,652,982 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	18,810	18,653
Additional paid-in capital	103,439,954	102,748,387
Retained earnings (deficit)	(75,290,567)	(76,573,102)

Total stockholders’ equity	28,168,197	26,193,938

Total liabilities and stockholders’ equity	$35,537,255	$34,464,121

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended
	December 31,
	2009	2008
Revenue	$11,257,105	$9,270,619
Cost of revenue	6,340,331	6,984,539

Gross profit	4,916,774	2,286,080
Research and development expense	163,273	393,576
Selling, general and administrative expenses	3,260,406	3,592,832
Impairment of goodwill	—	15,091,099

Operating income (loss)	1,493,095	(16,791,427)
Interest expense	(204,725)	(102,168)
Other income, net	2,465	7,582

Income (loss) before income taxes	1,290,835	(16,886,013)
Income tax expense	8,300	24,510

Net income (loss)	$1,282,535	$(16,910,523)

Earnings (loss) per common share
Basic	$0.07	$(0.91)

Diluted	$0.07	$(0.91)

Weighted average shares outstanding
Basic	18,740,261	18,568,906

Diluted	18,875,980	18,568,906

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the three months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,282,535	$(16,910,523)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	260,705	339,327
Amortization of deferred financing expenses	123,944	44,969
Bad debt expense	—	3,077
Write-down of inventory	—	214,235
Impairment of goodwill	—	15,091,099
Gain on disposal of property and equipment	—	(1,947)
Stock-based compensation	688,392	312,104
(Increase) decrease from changes:
Accounts receivable	1,262,941	1,400,301
Inventory	(715,913)	151,888
Prepaid expenses and other current assets	48,054	21,356
Other assets	—	(18,969)
Increase (decrease) from changes:
Accounts payable	148,254	(950,269)
Accrued expenses and other liabilities	(809,399)	(1,424,078)

Net cash provided by (used in) operating activities	2,289,513	(1,727,430)

Cash flows from investing activities:
Purchases of property and equipment	(23,102)	(405,606)
Proceeds from landlord for leasehold improvements	—	439,453
Proceeds from the disposal of property and equipment	—	12,000

Net cash (used in) provided by investing activities	(23,102)	45,847

Cash flows from financing activities:
Repayments of long-term debt	(239,980)	(62,828)
Proceeds from revolving credit facility	—	11,000,000
Repayments of revolving credit facility	—	(7,198,206)
Proceeds from exercise of options	3,332	—

Net cash (used in) provided by financing activities	(236,648)	3,738,966

Net increase in cash and cash equivalents	2,029,763	2,057,383
Cash and cash equivalents, beginning of period	6,169,396	2,945,866

Cash and cash equivalents, end of period	$8,199,159	$5,003,249

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the three months ended December 31, 2009 and 2008 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2009 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2009 financial statements.
     The financial information in this Report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Management has evaluated subsequent events through February 9, 2010 which is the date the financial statements were issued. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2010.
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
2. Recent Accounting Pronouncements
     The Financial Accounting Standards Board ( the “FASB”) provided guidance for using fair value to measure assets and liabilities which applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The guidance clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. The guidance also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the guidance, fair value measurements are separately disclosed by level within the fair value hierarchy. The FASB agreed to defer the effective date of the guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance on October 1, 2008 for assets and liabilities not subject to the deferral and on October 1, 2009 for all other assets and liabilities. The guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.
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
     The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on October 1, 2009. The guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.
     On December 4, 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance on October 1, 2009. The guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.
3. Inventory
     Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. The Company reviews inventory periodically for impairment based upon factors related to age, historical scrap rates, usability and fair market value and provides a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value.
     Inventory consists of the following:

	December 31, 2009	September 30, 2009
Raw materials and supplies	$1,809,631	$1,623,148
Work-in process	863,523	813,874
Finished goods	9,505,649	9,059,860

Gross inventory	12,178,803	11,496,882
Reserve for obsolete inventory	(2,755,953)	(2,789,945)

Net inventory	$9,422,850	$8,706,937

4. Impairment of Goodwill
     During the three months ended December 31, 2009, there were no impairments to goodwill. The Company tested goodwill for impairment as of December 31, 2008, due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization. At that time, the Company revised its future cash flow projections as revenue during the three months ended December 31, 2008 was lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believes were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
     The Company will continue to test goodwill for impairment as part of its annual impairment testing and as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
5. Commitments and Contingencies
     The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.
6. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both December 31, 2009 and September 30, 2009, the total deferred lease liability for this facility was $1.4 million.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During the three months ended December 31, 2008, our landlord reimbursed the Company $0.4 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of December 31, 2009, the total deferred lease liability for these facilities was $1.0 million as compared to $1.1 million as of September 30, 2009. The Company also leases various equipment under capital leases.
7. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its state-of-the-art Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. The carrying amount of these assets is $1.3 million as of December 31, 2009. The Company sold these assets for $1.4 million during January 2010, at which time the Company repaid the real property mortgage note in its entirety.
8. Debt
     Debt consists of the following:

	December 31, 2009	September 30, 2009
Real property mortgage note	$1,185,616	$1,400,000
Capital leases	118,712	144,308

Total debt	1,304,328	1,544,308
Less current portion	(146,766)	(349,329)

Total long-term debt	$1,157,562	$1,194,979

Real Property Mortgage Note
     The Company has a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which is secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). On July 31, 2009, the Company amended the Note (the “Loan Amendment”). Under the Loan Amendment, the Company paid monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter has made and will make monthly principal and interest payments based on a ten-year amortization schedule. Under the Loan Amendment, if the Company reduces the market listing price of the Real Property, the Company must reduce the principal balance of the mortgage by the amount of the reduction in the listing price. The Loan Amendment also extends the final maturity to February 28, 2011 from August 31, 2009 and as such, the Company has classified a portion of the Note as a noncurrent liability on its Balance Sheets. Under the Loan Amendment, the Company must pay interest at the Lender’s base rate plus 3%, with a floor of 6.25%. The effective interest rate as of December 31, 2009 was 6.25%. The Company must also maintain a minimum net worth of $18.0 million. The Note may be repaid in whole or part, at any time, without penalty.
     The Company sold the Real Property for $1.4 million during January 2010, at which time the Company repaid the Note in its entirety.
GE Capital Credit and Security Agreement
     On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. During October 2009, the Company terminated the Credit and Security Agreement and paid a $0.1 million termination fee to GE Capital which was charged to interest expense in October 2009. In addition, the Company had $0.1 million of unamortized deferred financing expenses related to the Credit and Security Agreement which was charged to interest expense in October 2009.
9. Stockholders’ Equity
     The Company is authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.
     During the three months ended December 31, 2009, the non-employee directors were issued a total of 8,787 shares of the Company’s common stock and the senior management team was issued a total of 145,933 shares of the Company’s common stock. An employee exercised 2,666 stock options during the three months ended December 31, 2009.
     As of December 31, 2009, the total number of shares outstanding was 18,810,368.

10. Stock-Based Compensation Plans
     SeraCare has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended and its 2009 Equity Incentive Plan (collectively, the “Plans”), which are described in further detail in SeraCare’s Annual Report on Form 10-K for the year ended September 30, 2009. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest either immediately or over one year.
A summary of the Company’s options as of December 31, 2009 and changes during the three months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2009	2,227,792	$5.57
Granted	570,000	$3.00
Exercised	(2,666)	$1.25
Expired	(120,000)	$10.90

Outstanding December 31, 2009	2,675,126	$4.79

Exercisable at December 31, 2009	1,616,044	$6.10

     As of December 31, 2009, options to purchase 860,962 shares of common stock remain available for future grants under the Plans.
     As of December 31, 2009, options to purchase 700,000 shares of common stock were issued outside the Plans, all of which were exercisable. During the three months ended December 31, 2009, no additional options to purchase shares of common stock were issued outside of the Plans. These options vest in equal annual installments over a period of three years and have a maximum term of ten years.
     During the three months ended December 31, 2009, the Company granted 145,933 and 8,787 shares of common stock to the senior management team and non-employee directors, respectively. Of the 145,933 shares of common stock that were issued to the senior management team, 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan and are included in the table below as part of selling, general and administrative expenses. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
     The following table presents stock-based compensation included in our statements of operations:

	Three Months Ended December 31,
	2009	2008
Cost of revenue	$61,723	$59,005
Research and development expense	14,011	16,401
Selling, general and administrative expenses	612,658	236,698

Total stock-based compensation	$688,392	$312,104

Incremental charge to earnings per share
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

11. Earnings Per Share

     Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options and stock units) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.
     The following table sets out the computations of basic and diluted earnings (loss) per common share:

	Three Months Ended December 31,
	2009	2008
Numerator:
Net income (loss)	$1,282,535	$(16,910,523)

Denominator:
Weighted average common shares outstanding	18,740,261	18,568,906
Effect of dilutive securities:
Stock options(1)	135,719	—

Diluted weighted average common shares outstanding	18,875,980	18,568,906

Earnings (loss) per common share
Basic	$0.07	$(0.91)

Diluted	$0.07	$(0.91)

(1)	Excluded from the calculation of diluted earnings per common share for the three months ended December 31, 2009 were 1,587,000 shares related to stock options because their exercise prices would render them anti-dilutive. Excluded from the calculation of diluted earnings per common share for the three months ended December 31, 2008 were 1,651,728 shares related to stock options because their effect was anti-dilutive on the net loss.
12. Segment Information
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
     The Company’s segment information for the three months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,
	2009	2008
Revenue:
Diagnostic & Biopharmaceutical Products	$7,715,112	$6,752,723
BioServices	3,541,993	2,517,896

Total revenue	$11,257,105	$9,270,619

Gross Profit:
Diagnostic & Biopharmaceutical Products	$4,055,256	$1,975,464
BioServices	861,518	310,616

Total gross profit	$4,916,774	$2,286,080

13. Fair Value Measurements
     The FASB Accounting Standards Codification defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. Fair value is defined as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 – Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets

Level 3 – Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data
     The following table represents the assets and liabilities measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each.

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$8,199,159	$—	$—	$8,199,159
Assets held for sale	$—	$1,264,330	$—	$1,264,330
     At December 31, 2009, the fair value of the assets measured and classified within Level 1 was based on quoted prices. The fair value of the assets measured and classified within Level 2 was based on the sales price of the assets held for sale which the Company sold in January 2010.
     Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of December 31, 2009, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis for the three months ended December 31, 2009.
     As of December 31, 2009, our real property mortgage note had a carrying amount of $1.2 million which approximates its fair value based on its recent amendment and its short-term nature.
14. Subsequent Events
     During January 2010, the Company sold its West Bridgewater, Massachusetts facility for $1.4 million and used the proceeds to pay off its real property mortgage note with Commerce Bank and other transaction related expenses. The Company had been actively marketing this facility for sale since fiscal 2008 when the Company completed the transition of its corporate headquarters from the facility in West Bridgewater into a state-of-the-art research and manufacturing facility in Milford, Massachusetts.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended September 30, 2009.
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
Critical Accounting Policies and Estimates
     As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009, we have identified revenue recognition, inventory valuation, valuation of long-lived and intangible assets and goodwill, contingencies and litigation reserves, stock-based compensation, and accounting for income taxes as the accounting policies critical to the operations of SeraCare. For a full discussion of these policies, please refer to our Annual Report on Form 10-K for the year ended September 30, 2009.
Results of Operations
     The following table shows gross profit and expense items as a percentage of revenue:

	Three Months Ended December 31,
	2009	2008
	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0
Cost of revenue	56.3	75.3

Gross profit	43.7	24.7
Research and development expense	1.4	4.2
Selling, general and administrative expenses	29.0	38.8
Impairment of assets	—	162.8

Operating income (loss)	13.3	(181.1)
Interest expense	(1.8)	(1.1)
Other income, net	—	0.1

Income (loss) before income taxes	11.5	(182.1)
Income tax expense	(0.1)	(0.3)

Net income (loss)	11.4	(182.4)

Comparison of three months ended December 31, 2009 and December 31, 2008
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended December 31, 2009 and 2008, respectively:

	December 31,	December 31,	Percent
	2009	2008	change
Diagnostic & Biopharmaceutical Products	$7.8	$6.8	14%
BioServices	3.5	2.5	41%

Total revenue	$11.3	$9.3	21%

     Revenue for the three months ended December 31, 2009 increased by 21%, or $2.0 million, to $11.3 million from $9.3 million in the three months ended December 31, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $1.0 million, a 14% increase. Diagnostic & Biopharmaceutical Products revenue included sales from therapeutic grade human serum albumin products of $0.5 million during the three months ended December 31, 2009 as compared to nominal sales in the three months ended December 31, 2008. These sales have historically been variable and were nominal during the three months ended December 31, 2008 as we had previously switched suppliers. Excluding therapeutic grade human serum albumin products, our core manufactured products increased $0.5 million, or 7%, due to increased revenue from our top customers.
     During the three months ended December 31, 2009, revenue for our BioServices segment increased by $1.0 million, a 41% increase, to $3.5 million from $2.5 million in the three months ended December 31, 2008. The BioServices segment benefited from increased government funding of scientific research which has resulted in additional services provided directly to the government as well as services provided to commercial customers who have received government funding.
Gross Profit
     Gross profit margin increased to 44% in the three months ended December 31, 2009 from 25% in the three months ended December 31, 2008. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 53% in the three months ended December 31, 2009 from 29% in the three months ended December 31, 2008. The increase is due to lower raw material costs as well as a reduction in manufacturing expenses due to the consolidation of our manufacturing facility and improved inventory control.

     Our BioServices gross profit margin increased to 24% in the three months ended December 31, 2009 from 12% in the three months ended December 31, 2008. The increase is due to the higher revenue base over which our costs are spread, including an increase in commercial services which have a higher gross profit margin.
Research and Development Expense
     Research and development expense totaled $0.2 million, or 1% of revenue, in the three months ended December 31, 2009 as compared to $0.4 million, or 4% of revenue, in the three months ended December 31, 2008. Our customers have increased their product development requests, resulting in lower research and development expense as our scientists have been working on these billable projects. In addition, during the latter half of fiscal 2009, we increased our focus on priority projects. As a result, research and development spending has decreased during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $3.3 million, or 29% of revenue in the three months ended December 31, 2009, from $3.6 million, or 39% of revenue in the three months ended December 31, 2008. During the three months ended December 31, 2009, we have focused on improving our operating processes and have decreased discretionary spending from the three months ended December 31, 2008.
Impairment of Assets
     During the three months ended December 31, 2009, there were no impairments. The Company tested goodwill for impairment as of December 31, 2008, due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization. At that time, the Company revised its future cash flow projections as revenue during the three months ended December 31, 2008 was lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The remaining goodwill of $4.3 million on the balance sheets relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
Operating Income (loss)
     Operating income (loss) resulted from the factors above and included an impairment charge, stock-based compensation expense and depreciation and amortization. Operating income was $1.5 million for the three months ended December 31, 2009, which included stock-based compensation and depreciation and amortization totaling $0.7 million and $0.3 million, respectively, as compared to operating loss of $16.8 million for the three months ended December 31, 2008, which included an impairment charge, stock-based compensation and depreciation and amortization totaling $15.1 million, $0.3 million and $0.3 million, respectively.
Interest Expense and Other Income
     Interest expense totaled $0.2 million during the three months ended December 31, 2009 as compared to $0.1 million during the three months ended December 31, 2008. During the three months ended December 31, 2009, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to the Credit and Security Agreement with GE Capital which we terminated in October 2009. Other income was nominal in each period.
Net Income (Loss) and Earnings (Loss) Per Share
     As a result of the above, net income was $1.3 million in the three months ended December 31, 2009 compared to a net loss of $16.9 million in the three months ended December 31, 2008. Earnings per share on a basic and fully diluted basis was $0.07 in the three months ended December 31, 2009 compared to net loss per share of $0.91 in the three months ended December 31, 2008.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the three month periods indicated (in millions):

	December 31,	December 31,
	2009	2008
Net cash provided by (used in) operating activities	$2.3	$(1.7)
Net cash (used in) provided by investing activities	(0.1)	0.1
Net cash (used in) provided by financing activities	(0.2)	3.7

Net increase in cash and cash equivalents	$2.0	$2.1

     As of December 31, 2009, our cash balance was $8.2 million, an increase of $2.0 million from our cash balance as of September 30, 2009. We had a current ratio of 6.1 to 1 as of December 31, 2009 compared to 4.7 to 1 as of September 30, 2009. Total liabilities as of December 31, 2009 were $7.4 million compared to $8.3 million as of September 30, 2009. The total debt to equity ratio was 0.3 to 1 as of both December 31, 2009 and September 30, 2009.
     We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs through September 30, 2010.
Operating Cash Flows
     Cash provided by operating activities was $2.3 million for the three months ended December 31, 2009, an improvement of $4.0 million compared to cash used of $1.7 million for the three months ended December 31, 2008. During the three months ended December 31, 2009, we had net income of $1.3 million, which included non-cash charges of approximately $1.1 million, primarily related to stock based compensation of $0.7 million and depreciation and amortization of $0.4 million. Our accounts receivable decreased $1.3 million while our inventory increased $0.7 million. The decrease in accounts receivable is due to both increased collection activity as well as lower revenue during the three months ended December 31, 2009 as compared to the three months ended September 30, 2009. We have grown inventory in conjunction with the increase in our sales forecast for the remainder of fiscal 2010. Accounts payable and accrued expenses decreased $0.7 million due to the payment of year end accruals.
Investing Cash Flows
     Cash used in investing activities was $0.1 million in the three months ended December 31, 2009 compared to cash provided of $0.1 million in the three months ended December 31, 2008. In the three months ended December 31, 2009, we invested $0.1 million in equipment. During the three months ended December 31, 2008, we received $0.4 million from our landlord for renovations at our Gaithersburg, Maryland facility which was offset by spending for renovations at our Frederick, Maryland facility as well as for various equipment.
Financing Cash Flows
     Cash used in financing activities was $0.2 million in the three months ended December 31, 2009 compared to cash provided of $3.7 million in the three months ended December 31, 2008. During the three months ended December 31, 2009, the Company made payments of $0.2 million for the mortgage note and various capital leases. The Company utilized the GE Capital revolving credit facility and received proceeds of $11.0 million throughout the three months ended December 31, 2008. The Company made payments of $7.3 million during the three months ended December 31, 2008 for the revolving credit facility, mortgage note and various capital leases.

Off-Balance Sheet Arrangements
     During the three months ended December 31, 2009, we were not party to any off-balance sheet arrangements.
Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its state-of-the-art Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. The carrying amount of these assets is $1.3 million as of December 31, 2009. The Company sold these assets for $1.4 million during January 2010, at which time the Company repaid the real property mortgage note in its entirety.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate and Market Risk. As of December 31, 2009, our only assets or liabilities subject to risks from interest rate changes are (i) debt under the West Bridgewater mortgage note in the aggregate amount of $1.2 million and (ii) cash and cash equivalents of $8.2 million, substantially all of which were held in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities. Our mortgage note bears interest at a variable rate. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by approximately $12,000 over the next twelve months.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at December 31, 2009.
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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2009.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended December 31, 2009 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended December 31, 2009, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed or furnished as a part of this Quarterly Report on
Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.
By:	/s/ Gregory A. Gould
Gregory A. Gould
	Title:	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Date: February 9, 2010

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.+

*	Filed herewith.

+	Furnished herewith.