Form 10-Q
period 2010-03-31
SERACARE LIFE SCIENCES INC
filed 2010-04-29
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
     The number of shares of common stock outstanding as of April 28, 2010 was 18,847,253.

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

Item 1.	Financial Statements
SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	March 31,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$10,811,927	$6,169,396
Accounts receivable, less allowance for doubtful accounts of $95,000 and $195,000 as of March 31, 2010 and September 30, 2009, respectively	6,806,692	7,179,946
Taxes receivable	336,334	257,405
Inventory	9,464,352	8,706,937
Prepaid expenses and other current assets	169,890	155,533

Total current assets	27,589,195	22,469,217
Property and equipment, net	5,536,747	5,941,589
Assets held for sale	—	1,264,330
Goodwill	4,284,979	4,284,979
Other assets	361,273	504,006

Total assets	$37,772,194	$34,464,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,793,679	$1,320,259
Accrued expenses and other liabilities	3,006,365	3,155,666
Current portion of long-term debt	50,212	349,329

Total current liabilities	4,850,256	4,825,254
Long-term debt	48,667	1,194,979
Other liabilities	2,260,529	2,249,950

Total liabilities	7,159,452	8,270,183

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,830,803 and 18,652,982 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	18,831	18,653
Additional paid-in capital	103,788,131	102,748,387
Retained earnings (deficit)	(73,194,220)	(76,573,102)

Total stockholders’ equity	30,612,742	26,193,938

Total liabilities and stockholders’ equity	$37,772,194	$34,464,121

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue	$12,851,370	$10,863,948	$24,108,475	$20,134,567

Cost of revenue	7,292,792	7,119,634	13,633,123	14,104,173

Gross profit	5,558,578	3,744,314	10,475,352	6,030,394

Research and development expense	168,332	302,621	331,605	696,197
Selling, general and administrative expenses	3,407,817	3,434,250	6,668,223	7,027,082
Impairment of goodwill	—	—	—	15,091,099
Loss related to assets held for sale	—	600,000	—	600,000

Operating income (loss)	1,982,429	(592,557)	3,475,524	(17,383,984)

Interest expense	(25,925)	(104,215)	(230,650)	(206,383)
Other income, net	27,618	91,050	30,083	98,632

Income (loss) before income taxes	1,984,122	(605,722)	3,274,957	(17,491,735)

Income tax (benefit) expense	(112,225)	—	(103,925)	24,510

Net income (loss)	$2,096,347	$(605,722)	$3,378,882	$(17,516,245)

Earnings (loss) per common share
Basic	$0.11	$(0.03)	$0.18	$(0.94)

Diluted	$0.11	$(0.03)	$0.18	$(0.94)

Weighted average shares outstanding
Basic	18,828,199	18,577,420	18,783,747	18,573,116

Diluted	19,005,353	18,577,420	19,024,835	18,573,116

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,378,882	$(17,516,245)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	519,949	662,143
Amortization of deferred financing expenses	142,733	89,938
Bad debt (recoveries) expense, net	(93,284)	12,910
Write-down of inventory	417,351	250,046
Impairment of goodwill	—	15,091,099
Loss related to assets held for sale	—	600,000
Loss on disposal of property and equipment	—	12,063
Gain on disposition of certain assets of Genomics Collaborative division	(25,000)	(101,162)
Stock-based compensation	1,032,425	593,430
(Increase) decrease from changes:
Accounts receivable	466,538	(64,156)
Taxes receivable	(78,929)	260,649
Inventory	(1,174,766)	1,451,573
Prepaid expenses and other current assets	(14,357)	61,072
Other assets	—	(18,508)
Increase (decrease) from changes:
Accounts payable	473,420	(974,667)
Accrued expenses and other liabilities	(138,722)	(1,243,191)

Net cash provided by (used in) operating activities	4,906,240	(833,006)

Cash flows from investing activities:
Purchases of property and equipment	(115,107)	(443,615)
Proceeds from the sale of assets held for sale, net	1,264,330	—
Proceeds from landlord for leasehold improvements	—	483,266
Proceeds from the disposal of property and equipment	—	12,000
Proceeds from the disposition of certain assets of Genomics Collaborative division	25,000	101,162

Net cash provided by investing activities	1,174,223	152,813

Cash flows from financing activities:
Repayments of long-term debt	(1,445,429)	(132,460)
Proceeds from revolving credit facility	—	19,700,000
Repayments of revolving credit facility	—	(16,625,402)
Proceeds from exercise of options	7,497	—

Net cash (used in) provided by financing activities	(1,437,932)	2,942,138

Net increase in cash and cash equivalents	4,642,531	2,261,945
Cash and cash equivalents, beginning of period	6,169,396	2,945,866

Cash and cash equivalents, end of period	$10,811,927	$5,207,811

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the six months ended March 31, 2010 and 2009 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2009 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2009 financial statements.
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
     Inventory consists of the following:

	March 31, 2010	September 30, 2009
Raw materials and supplies	$1,532,154	$1,623,148
Work-in process	1,286,651	813,874
Finished goods	9,064,761	9,059,860

Gross inventory	11,883,566	11,496,882
Reserve for obsolete inventory	(2,419,214)	(2,789,945)

Net inventory	$9,464,352	$8,706,937

4. Impairment of Goodwill
     The Company performed its annual impairment test as of March 31, 2010 and concluded that no impairment was required.
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. At that time, the Company revised its future cash flow projections as revenue during the three months ended December 31, 2008 was lower than expected due to the economic downturn. As a result, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believed were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
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
6. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. This lease expires in January 2018. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both March 31, 2010 and September 30, 2009, the total deferred lease liability for this facility was $1.4 million.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During the six months ended March 31, 2009, our landlord reimbursed the Company $0.5 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.5 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of March 31, 2010, the total deferred lease liability for these facilities was $1.0 million as compared to $1.1 million as of September 30, 2009. The Company also leases various equipment under capital leases.
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
8. Debt
     Debt consists of the following:

	March 31, 2010	September 30, 2009
Real property mortgage note	$—	$1,400,000
Capital leases	98,879	144,308

Total debt	98,879	1,544,308
Less current portion	(50,212)	(349,329)

Total long-term debt	$48,667	$1,194,979

Real Property Mortgage Note
     The Company had a promissory note (the “Note”) with Commerce Bank & Trust Company (“Commerce Bank”) which was secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts (the “Real Property”). The Company sold the Real Property for $1.4 million during January 2010, at which time the Company repaid the Note in its entirety.
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
     During the three months ended March 31, 2010, the non-employee directors were issued a total of 5,719 shares of the Company’s common stock and the senior management team was issued a total of 11,384 shares of the Company’s common stock. Employees exercised 3,332 stock options during the three months ended March 31, 2010.
     During the six months ended March 31, 2010, the non-employee directors were issued a total of 14,506 shares of the Company’s common stock and the senior management team was issued a total of 157,317 shares of the Company’s common stock. Employees exercised 5,998 stock options during the six months ended March 31, 2010.
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
A summary of the Company’s options as of March 31, 2010 and changes during the six months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2009	2,227,792	$5.57
Granted	570,000	$3.00
Exercised	(5,998)	$1.25
Expired	(142,000)	$10.06
Forfeited	(23,501)	$2.40

Outstanding March 31, 2010	2,626,293	$4.81

Exercisable at March 31, 2010	1,625,295	$6.07

     As of March 31, 2010, options to purchase 889,360 shares of common stock remain available for future grants under the Plans.
     As of March 31, 2010, options to purchase 700,000 shares of common stock remain outstanding outside the Plans, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. During the six months ended March 31, 2010, no options to purchase shares of common stock were issued outside of the Plans.
     During the three months ended March 31, 2010, the Company granted 11,384 and 5,719 shares of common stock to the senior management team and non-employee directors, respectively. During the six months ended March 31, 2010, the Company granted 157,317 and 14,506 shares of common stock to the senior management team and non-employee directors, respectively. Of the 157,317 shares of common stock that were issued to the senior management team, 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan in November 2009 and are included in the table below as part of selling, general and administrative expenses for the six months ended March 31, 2010. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
     The following table presents stock-based compensation included in our statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of revenue	$70,091	$44,913	$131,814	$103,918
Research and development expense	5,329	12,196	19,340	28,597
Selling, general and administrative expenses	268,613	224,217	881,271	460,915

Total stock-based compensation expense	$344,033	$281,326	$1,032,425	$593,430

Incremental charge to earnings per share
Basic	$0.02	$0.02	$0.05	$0.03

Diluted	$0.02	$0.02	$0.05	$0.03

11. Earnings Per Share
     Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.
     The following table sets out the computations of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$2,096,347	$(605,722)	$3,378,882	$(17,516,245)

Denominator:
Weighted average common shares outstanding	18,828,199	18,577,420	18,783,747	18,573,116
Effect of dilutive securities:
Stock options(1)	177,154	—	241,088	—

Diluted weighted average common shares outstanding	19,005,353	18,577,420	19,024,835	18,573,116

Earnings (loss) per common share
Basic	$0.11	$(0.03)	$0.18	$(0.94)

Diluted	$0.11	$(0.03)	$0.18	$(0.94)

(1)	Excluded from the calculation of diluted earnings per common share for the three and six months ended March 31, 2010 were 1,512,578 and 1,550,198 shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. Excluded from the calculation of diluted earnings per common share for the three and six months ended March 31, 2009 were 1,647,000 and 1,649,390 shares, respectively, related to stock options because their effect was anti-dilutive on the net loss.
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
     The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Segments are expected to manage only assets completely under their control. Accordingly, segment assets include primarily accounts receivable, inventory, property plant and equipment and goodwill and do not include assets identified as general corporate assets. Amortization of intangibles is not allocated to the segment level, and accordingly has not been included in this data. The following segment information has been prepared on the same basis as the Company’s financial statements.
     The Company’s segment information for the three and six months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue:
Diagnostic & Biopharmaceutical Products	$8,956,547	$8,289,170	$16,671,659	$15,041,893
BioServices	3,894,823	2,574,778	7,436,816	5,092,674

Total revenue	$12,851,370	$10,863,948	$24,108,475	$20,134,567

Gross Profit:
Diagnostic & Biopharmaceutical Products	$4,824,336	$3,258,199	$8,879,592	$5,233,663
BioServices	734,242	486,115	1,595,760	796,731

Total gross profit	$5,558,578	$3,744,314	$10,475,352	$6,030,394

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
Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 – Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets

Level 3 – Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data
     The following table represents the assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2010 and the valuation approach applied to each.

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$10,811,927	$—	$—	$10,811,927
     At March 31, 2010, the fair value of the assets measured and classified within Level 1 was based on quoted prices.
     Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of March 31, 2010, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis during the six months ended March 31, 2010.

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
Results of Operations
     The following table shows gross profit and expense items as a percentage of revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	%	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	56.8	65.5	56.5	70.0

Gross profit	43.2	34.5	43.5	30.0
Research and development expense	1.3	2.8	1.4	3.5
Selling, general and administrative expenses	26.5	31.6	27.7	34.9
Impairment of assets	—	—	—	75.0
Loss related to asset held for sale	—	5.5	—	2.9

Operating income (loss)	15.4	(5.4)	14.4	(86.3)
Interest expense	(0.2)	(1.0)	(0.9)	(1.0)
Other income (expense), net	0.2	0.8	0.1	0.4

Net income (loss) before income taxes	15.4	(5.6)	13.6	(86.9)
Income tax (benefit) expense	(0.9)	—	(0.4)	0.1

Net income (loss)	16.3	(5.6)	14.0	(87.0)

Comparison of three months ended March 31, 2010 and March 31, 2009
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended March 31, 2010 and 2009, respectively:

	March 31,	March 31,	Percent
	2010	2009	change
Diagnostic & Biopharmaceutical Products	$9.0	$8.3	8%
BioServices	3.9	2.6	51%

Total revenue	$12.9	$10.9	18%

     Revenue for the three months ended March 31, 2010 increased by 18%, or $2.0 million, to $12.9 million from $10.9 million in the three months ended March 31, 2009. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $0.7 million, an 8% increase due to strong demand for our bioprocessing products from our top customers.
     During the three months ended March 31, 2010, revenue for our BioServices segment increased by $1.3 million, a 51% increase, to $3.9 million from $2.6 million in the three months ended March 31, 2009. The BioServices segment benefited from increased government funding of scientific research which has resulted in additional services provided directly to the government as well as services provided to commercial customers who have received government funding.
Gross Profit
     Gross profit margin increased to 43% in the three months ended March 31, 2010 from 34% in the three months ended March 31, 2009. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 54% in the three months ended March 31, 2010 from 39% in the three months ended March 31, 2009. The increase is due to lower raw material costs and a reduction in manufacturing expenses due to the consolidation of our manufacturing facility.
     Our BioServices gross profit margin was 19% for each of the three month periods ended March 31, 2010 and 2009. BioServices gross profit margin was unchanged, in part because the majority of the increase in BioServices revenue was under cost-plus contracts with the government which have a fixed gross profit margin.
Research and Development Expense
     Research and development expense decreased to $0.2 million, or 1% of revenue, in the three months ended March 31, 2010 as compared to $0.3 million, or 3% of revenue, in the three months ended March 31, 2009. Our customers have increased their product development requests, resulting in lower research and development expense as our scientists have been working on these billable customer projects. In addition, during the latter half of fiscal 2009, we increased our focus on priority projects. As a result, research and development spending has decreased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $3.4 million for each of the three month periods ended March 31, 2010 and 2009. These expenses represented 27% of revenue in the three months ended March 31, 2010 compared to 32% of revenue in the three months ended March 31, 2009. Although we have grown revenue during the three months ending March 31, 2010, we have focused on improving our operating processes and have held discretionary spending flat as compared to the three months ended March 31, 2009.
Loss Related to Assets Held for Sale
     Due to a softening in the real estate market, we recorded a loss of $0.6 million during the three months ended March 31, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. We estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. We had listed the facility and land at a price less than the appraised value due to our desire to sell the assets in a short amount of time. We sold these assets for $1.4 million during the three months ended March 31, 2010.

Operating Income (loss)
     Operating income (loss) resulted from the factors above and included stock-based compensation expense and depreciation and amortization. Operating income was $2.0 million for the three months ended March 31, 2010, which included $0.3 million each of stock-based compensation and depreciation and amortization, as compared to operating loss of $0.6 million for the three months ended March 31, 2009, which included an impairment of assets held for sale, stock-based compensation and depreciation and amortization totaling $0.6 million, $0.3 million and $0.3 million, respectively.
Interest Expense and Other Income
     Interest expense was nominal during the three months ended March 31, 2010 as compared to $0.1 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, we repaid our mortgage note in full. Other income was nominal during the three months ended March 31, 2010 as compared to $0.1 million during the three months ended March 31, 2009 which included $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. We are actively pursuing collections of additional royalty amounts due but have not recorded a receivable due to collectibility concerns.
Income Tax (Benefit) Expense
     During the three months ended March 31, 2010, we recorded a tax benefit of $0.1 million due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments. We did not record any tax benefit or provision during the three months ended March 31, 2009.
Net Income (Loss) and Earnings (Loss) Per Share
     As a result of the above, net income was $2.1 million in the three months ended March 31, 2010 compared to a net loss of $0.6 million in the three months ended March 31, 2009. Earnings per share on a basic and diluted basis was $0.11 in the three months ended March 31, 2010 compared to net loss per share of $0.03 in the three months ended March 31, 2009.
Comparison of six months ended March 31, 2010 and March 31, 2009
Revenue
     The following table sets forth segment revenue in millions of dollars for the six months ended March 31, 2010 and 2009, respectively:

	March 31,	March 31,	Percent
	2010	2009	change
Diagnostic & Biopharmaceutical Products	$16.7	$15.0	11%
BioServices	7.4	5.1	46%

Total revenue	$24.1	$20.1	20%

     Revenue for the six months ended March 31, 2010 increased by 20%, or $4.0 million, to $24.1 million from $20.1 million in the six months ended March 31, 2009. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $1.7 million, an 11% increase. Diagnostic & Biopharmaceutical Products revenue included sales from therapeutic grade human serum albumin products of $0.6 million during the six months ended March 31, 2010 as compared to nominal sales in the six months ended March 31, 2009. These sales have historically been variable and were nominal during the six months ended March 31, 2009 as we had previously switched suppliers.
     During the six months ended March 31, 2010, revenue for our BioServices segment increased by $2.3 million, a 46% increase, to $7.4 million from $5.1 million in the six months ended March 31, 2009. The BioServices segment benefited from increased government funding of scientific research which has resulted in additional services provided directly to the government as well as services provided to commercial customers who have received government funding.
Gross Profit

     Gross profit margin increased to 43% in the six months ended March 31, 2010 from 30% in the six months ended March 31, 2009. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 53% in the six months ended March 31, 2010 from 35% in the six months ended March 31, 2009. The increase is due to lower raw material costs and a reduction in manufacturing expenses due to the consolidation of our manufacturing facility.
     Our BioServices gross profit margin increased to 21% in the six months ended March 31, 2010 from 16% in the six months ended March 31, 2009. The increase is due to the higher revenue base over which our costs are spread, including an increase in commercial services which have a higher gross profit margin.
Research and Development Expense
     Research and development expense totaled $0.3 million, or 1% of revenue, in the six months ended March 31, 2010 as compared to $0.7 million, or 3% of revenue, in the six months ended March 31, 2009. Our customers have increased their product development requests, resulting in lower research and development expense as our scientists have been working on these billable customer projects. In addition, during the latter half of fiscal 2009, we increased our focus on priority projects. As a result, research and development spending has decreased during the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $6.7 million, or 28% of revenue in the six months ended March 31, 2010, from $7.0 million, or 35% of revenue in the six months ended March 31, 2009. During the six months ended March 31, 2010, we have focused on improving our operating processes and have decreased discretionary spending from the six months ended March 31, 2009. During the six months ended March 31, 2010, we reduced compensation expense through lower headcount, collected previously written-off receivables, resulting in recoveries to bad debt, negotiated lower pricing for various services and reduced spending in marketing and travel expenses.
Impairment of Assets
     The Company performed its annual impairment test as of March 31, 2010 and concluded that no impairment was required.
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
Loss Related to Assets Held for Sale
     Due to a softening in the real estate market, we recorded a loss of $0.6 million during the six months ended March 31, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. We estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. We had listed the facility and land at a price less than the appraised value due to our desire to sell the assets in a short amount of time. We sold these assets for $1.4 million during the six months ended March 31, 2010.
Operating Income (loss)
     Operating income (loss) resulted from the factors above and included stock-based compensation expense and depreciation and amortization. Operating income was $3.5 million for the six months ended March 31, 2010, which included stock-based compensation and depreciation and amortization totaling $1.0 million and $0.5 million, respectively, as compared to operating loss of $17.4 million for the six months ended March 31, 2009, which included an impairment of goodwill, loss related to assets held for sale, stock-based compensation and depreciation and amortization totaling $15.1 million, $0.6 million, $0.6 million and $0.7 million, respectively.
Interest Expense and Other Income
     Interest expense totaled $0.2 million in each of the six month periods ended March 31, 2010 and 2009. During the six months ended March 31, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to the Credit and Security Agreement with GE Capital which we terminated in October 2009. Other income was nominal during the six months ended March 31, 2010. Other income was $0.1 million during the six months ended March 31, 2009 and included $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007. We are actively pursuing collections of additional royalty amounts due but have not recorded a receivable due to collectibility concerns.
Income Tax (Benefit) Expense
     During the six months ended March 31, 2010, we recorded a tax benefit of $0.1 million primarily due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments. We recorded a nominal tax provision during the six months ended March 31, 2009.
Net Income (Loss) and Earnings (Loss) Per Share
     As a result of the above, net income was $3.4 million in the six months ended March 31, 2010 compared to a net loss of $17.5 million in the six months ended March 31, 2009. Earnings per share on a basic and diluted basis was $0.18 in the six months ended March 31, 2010 compared to net loss per share of $0.94 in the six months ended March 31, 2009.
Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the six month periods indicated (in millions):

	March 31,	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$4.9	$(0.8)
Net cash provided by investing activities	1.2	0.2
Net cash (used in) provided by financing activities	(1.5)	2.9

Net increase in cash and cash equivalents	$4.6	$2.3

     As of March 31, 2010, our cash balance was $10.8 million, an increase of $4.6 million from our cash balance as of September 30, 2009. We had a current ratio of 5.7 to 1 as of March 31, 2010 compared to 4.7 to 1 as of September 30, 2009. Total liabilities as of March 31, 2010 were $7.2 million compared to $8.3 million as of September 30, 2009. The total debt to equity ratio was 0.2 to 1 as of March 31, 2010 compared to 0.3 to 1 as of September 30, 2009. As of March 31, 2010, our debt has decreased to less than $0.1 million.
     We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs.
Operating Cash Flows
     Cash provided by operating activities was $4.9 million for the six months ended March 31, 2010, an improvement of $5.7 million compared to cash used of $0.8 million for the six months ended March 31, 2009. During the six months ended March 31, 2010, we had net income of $3.4 million, which included non-cash charges of approximately $2.0 million, primarily related to stock based compensation of $1.0 million, depreciation and amortization of $0.5 million and inventory write-downs of $0.4 million. In addition, our accounts receivable decreased $0.5 million while our inventory increased $1.2 million. The decrease in accounts receivable is due to improved collection activity as we were successful in collecting old accounts and decreased our days sales outstanding to 45 days. We have grown inventory in conjunction with the increase in our sales forecast for the remainder of fiscal 2010. Accounts payable increased $0.5 million due to our increase in inventory and the timing of purchases.

Investing Cash Flows
     Cash provided by investing activities was $1.2 million in the six months ended March 31, 2010 compared to cash provided of $0.2 million in the six months ended March 31, 2009. In the six months ended March 31, 2010, we realized $1.3 million from the sale of our West Bridgewater facility and land and invested $0.1 million in equipment. During the six months ended March 31, 2009, we received $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility which was offset by spending for renovations at our Frederick, Maryland facility as well as for various equipment. During the six months ended March 31, 2009, we also received $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007.
Financing Cash Flows
     Cash used in financing activities was $1.5 million in the six months ended March 31, 2010 compared to cash provided of $2.9 million in the six months ended March 31, 2009. During the six months ended March 31, 2010, we made debt payments of $1.5 million, primarily for the mortgage note which we repaid in full when we sold our West Bridgewater facility. Throughout the six months ended March 31, 2009, we utilized the GE Capital revolving credit facility and received proceeds of $19.7 million. We made payments of $16.8 million during the six months ended March 31, 2009 for the revolving credit facility, mortgage note and various capital leases.
Off-Balance Sheet Arrangements
     During the six months ended March 31, 2010, we were not party to any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate and Market Risk. As of March 31, 2010, we had no assets or liabilities subject to risks from interest rate changes. Our cash and cash equivalents were held in non-interest bearing deposit accounts. Since interest rates are low, this strategy generates a higher savings to bank fees than the interest income that would have been earned in an interest bearing account.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at March 31, 2010.
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
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended March 31, 2010 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended March 31, 2010, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Item 5. Other Information
Submission of Matters to a Vote of Securities Holders
     We held our annual meeting of stockholders on February 8, 2010 in New York, NY. Each of our directors: Susan L.N. Vogt , Eugene I. Davis, Samuel D. Anderson, Harold S. Blue, Sarah L. Murphy and Jill Tillman were elected to continue to serve for a one-year term and until their successors are duly elected and qualified for their earlier resignation or removal.
     The number of votes cast for or against as to this matter are as follows:
1.	Election of Directors

	Number of	Number of
Nominee	Votes For	Votes Withheld
Susan L. N. Vogt	12,752,341	898,348
Eugene I. Davis	10,676,481	2,974,208
Samuel D. Anderson	11,658,009	1,991,680
Harold S. Blue	11,981,732	1,668,957
Sarah L. Murphy	12,752,396	898,293
Jill Tillman	9,710,511	3,940,178

Item 6.	Exhibits
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
Gregory A. Gould
Title: Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Date: April 29, 2010

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.20	Amendment of Solicitation/Modification of Contract dated as of June 15, 1998, by and between the National Institutes of Health and SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices*

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.+

*	Filed herewith.

+	Furnished herewith.