Form 10-Q
period 2010-06-30
SERACARE LIFE SCIENCES INC
filed 2010-08-11
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of common stock outstanding as of July 31, 2010 was 18,853,584.

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

Item 1. Financial Statements
SERACARE LIFE SCIENCES, INC.
BALANCE SHEETS — UNAUDITED

	As of	As of
	June 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$12,673,729	$6,169,396
Accounts receivable, less allowance for doubtful accounts of $75,000 and $195,000 as of June 30, 2010 and September 30, 2009, respectively	7,866,115	7,179,946
Taxes receivable	171,168	257,405
Inventory	8,965,912	8,706,937
Prepaid expenses and other current assets	218,066	155,533

Total current assets	29,894,990	22,469,217
Property and equipment, net	5,478,123	5,941,589
Assets held for sale	—	1,264,330
Goodwill	4,284,979	4,284,979
Other assets	361,273	504,006

Total assets	$40,019,365	$34,464,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,413,548	$1,320,259
Accrued expenses and other liabilities	4,020,494	3,155,666
Current portion of long-term debt	57,154	349,329

Total current liabilities	5,491,196	4,825,254
Long-term debt	34,250	1,194,979
Other liabilities	2,252,311	2,249,950

Total liabilities	7,777,757	8,270,183

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized, 18,849,919 and 18,652,982 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	18,850	18,653
Additional paid-in capital	104,105,199	102,748,387
Retained earnings (deficit)	(71,882,441)	(76,573,102)

Total stockholders’ equity	32,241,608	26,193,938

Total liabilities and stockholders’ equity	$40,019,365	$34,464,121

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$12,975,119	$11,777,786	$37,083,594	$31,912,353

Cost of revenue	7,867,551	7,530,936	21,500,674	21,635,109

Gross profit	5,107,568	4,246,850	15,582,920	10,277,244

Research and development expense	210,695	217,344	542,300	913,541
Selling, general and administrative expenses	3,510,410	3,257,944	10,178,633	10,285,026
Impairment of goodwill	—	—	—	15,091,099
Loss related to assets held for sale	—	—	—	600,000

Operating income (loss)	1,386,463	771,562	4,861,987	(16,612,422)

Interest expense	(2,184)	(85,686)	(232,834)	(292,069)
Other income, net	40,000	7,737	70,083	106,369

Income (loss) before income taxes	1,424,279	693,613	4,699,236	(16,798,122)

Income tax expense (benefit)	112,500	(3,406)	8,575	21,104

Net income (loss)	$1,311,779	$697,019	$4,690,661	$(16,819,226)

Earnings (loss) per common share
Basic	$0.07	$0.04	$0.25	$(0.91)

Diluted	$0.07	$0.04	$0.24	$(0.91)

Weighted average shares outstanding
Basic	18,848,478	18,596,172	18,805,324	18,580,801

Diluted	19,293,283	18,596,172	19,172,586	18,580,801

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,690,661	$(16,819,226)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	785,473	966,864
Amortization of deferred financing expenses	142,733	134,907
Bad debt (recoveries) expense, net	(112,290)	38,145
Write-down of inventory	472,151	447,658
Impairment of goodwill	—	15,091,099
Loss related to assets held for sale	—	600,000
Loss on disposal of property and equipment	—	12,063
Gain on disposition of certain assets of Genomics Collaborative division	(65,000)	(101,162)
Stock-based compensation	1,346,179	861,323
(Increase) decrease from changes:
Accounts receivable	(573,879)	(306,934)
Taxes receivable	86,237	260,649
Inventory	(731,126)	2,296,119
Prepaid expenses and other current assets	(62,533)	(20,320)
Other assets	—	(16,808)
Increase (decrease) from changes:
Accounts payable	93,289	(1,006,819)
Accrued expenses and other liabilities	867,189	(1,492,324)

Net cash provided by operating activities	6,939,084	945,234

Cash flows from investing activities:
Purchases of property and equipment	(322,007)	(578,218)
Proceeds from the sale of assets held for sale, net	1,264,330	—
Proceeds from landlord for leasehold improvements	—	483,266
Proceeds from the disposal of property and equipment	—	12,000
Proceeds from the disposition of certain assets of Genomics Collaborative division	65,000	101,162

Net cash provided by investing activities	1,007,323	18,210

Cash flows from financing activities:
Repayments of long-term debt	(1,452,904)	(206,561)
Proceeds from revolving credit facility	—	19,700,000
Repayments of revolving credit facility	—	(19,700,000)
Proceeds from exercise of options	10,830	—

Net cash used in financing activities	(1,442,074)	(206,561)

Net increase in cash and cash equivalents	6,504,333	756,883
Cash and cash equivalents, beginning of period	6,169,396	2,945,866

Cash and cash equivalents, end of period	$12,673,729	$3,702,749

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the nine months ended June 30, 2010 and 2009 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2009 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2009 financial statements.
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
2. Recent Accounting Pronouncements
     The Financial Accounting Standards Board (the “FASB”) provided guidance for using fair value to measure assets and liabilities which applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The guidance clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. The guidance also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the guidance, fair value measurements are separately disclosed by level within the fair value hierarchy. The FASB agreed to defer the effective date of the guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance on October 1, 2008 for assets and liabilities not subject to the deferral and on October 1, 2009 for all other assets and liabilities. The guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.
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
     Inventory consists of the following:

	June 30, 2010	September 30, 2009
Raw materials and supplies	$1,227,650	$1,623,148
Work-in process	1,132,101	813,874
Finished goods	8,695,856	9,059,860

Gross inventory	11,055,607	11,496,882
Reserve for obsolete inventory	(2,089,695)	(2,789,945)

Net inventory	$8,965,912	$8,706,937

4. Impairment of Goodwill
     The Company performed its annual impairment test as of March 31, 2010 and concluded that no impairment was required.
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. At that time, the Company revised its future cash flow projections as revenue during the three months ended December 31, 2008 was lower than expected due to the economic downturn. As a result during the three months ended December 31, 2008, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believed were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
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
6. Leases
     On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. This lease expires in January 2018. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both June 30, 2010 and September 30, 2009, the total deferred lease liability for this facility was $1.4 million.
     In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During the nine months ended June 30, 2009, our landlord reimbursed the Company $0.5 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.5 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of June 30, 2010, the total deferred lease liability for these facilities was $1.0 million as compared to $1.1 million as of September 30, 2009. The Company also leases various equipment under capital leases.
7. Assets Held For Sale
     On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its state-of-the-art Milford facility during the year ended September 30, 2008. The Company sold its West Bridgewater facility and land for $1.4 million ($1.3 million net of selling expenses) during January 2010, at which time the Company repaid the real property mortgage note in its entirety.
8. Debt
     Debt consists of the following:

	June 30, 2010	September 30, 2009
Real property mortgage note	$—	$1,400,000
Capital leases	91,404	144,308

Total debt	91,404	1,544,308
Less current portion	(57,154)	(349,329)

Total long-term debt	$34,250	$1,194,979

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
9. Stockholders’ Equity
     The Company is authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. The terms of such preferred stock may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.
     During the three months ended June 30, 2010, the non-employee directors were issued a total of 5,534 shares of the Company’s common stock and the senior management team was issued a total of 10,916 shares of the Company’s common stock. Employees exercised 2,666 stock options during the three months ended June 30, 2010.
     During the nine months ended June 30, 2010, the non-employee directors were issued a total of 20,040 shares of the Company’s common stock and the senior management team was issued a total of 168,233 shares of the Company’s common stock. Employees exercised 8,664 stock options during the nine months ended June 30, 2010.
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
A summary of the Company’s options as of June 30, 2010 and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2009	2,227,792	$5.57
Granted	570,000	$3.00
Exercised	(8,664)	$1.25
Expired	(142,000)	$10.06
Forfeited	(24,834)	$2.34

Outstanding June 30, 2010	2,622,294	$4.81

Exercisable at June 30, 2010	1,642,546	$6.04

     As of June 30, 2010, options to purchase 874,243 shares of common stock remain available for future grants under the Plans.
     As of June 30, 2010, options to purchase 700,000 shares of common stock remain outstanding outside the Plans, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. During the nine months ended June 30, 2010, no options to purchase shares of common stock were issued outside of the Plans.

     During the three months ended June 30, 2010, the Company granted 10,916 and 5,534 shares of common stock to the senior management team and non-employee directors, respectively. During the nine months ended June 30, 2010, the Company granted 168,233 and 20,040 shares of common stock to the senior management team and non-employee directors, respectively. Of the 168,233 shares of common stock that were issued to the senior management team, 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan in November 2009 and are included in the table below as part of selling, general and administrative expenses for the nine months ended June 30, 2010. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.
     The following table presents stock-based compensation included in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of revenue	$72,129	$43,789	$203,943	$147,707
Research and development expense	7,997	12,307	27,337	40,904
Selling, general and administrative expenses	233,628	211,797	1,114,899	672,712

Total stock-based compensation expense	$313,754	$267,893	$1,346,179	$861,323

Incremental charge to earnings per share
Basic	$0.02	$0.01	$0.07	$0.05

Diluted	$0.02	$0.01	$0.07	$0.05

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
     The following table sets out the computations of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,311,779	$697,019	$4,690,661	$(16,819,226)

Denominator:
Weighted average common shares outstanding	18,848,478	18,596,172	18,805,324	18,580,801
Effect of dilutive securities:
Stock options(1)	444,805	—	367,262	—

Diluted weighted average common shares outstanding	19,293,283	18,596,172	19,172,586	18,580,801

Earnings (loss) per common share
Basic	$0.07	$0.04	$0.25	$(0.91)

Diluted	$0.07	$0.04	$0.24	$(0.91)

(1)	Excluded from the calculation of diluted earnings per common share for the three and nine months ended June 30, 2010 were 1,505,000 and 1,535,132 shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. For the three months ended June 30, 2009, 2,230,315 shares related to stock options were excluded from the calculation of diluted earnings per common share because their exercise prices would render them anti-dilutive. Excluded from the calculation of diluted earnings per common share for the nine months ended June 30, 2009 were 2,126,343 shares related to stock options because their effect was anti-dilutive on the net loss.
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
     The Company’s segment information for the three and nine months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Diagnostic & Biopharmaceutical Products	$9,081,521	$8,739,168	$25,753,180	$23,781,061
BioServices	3,893,598	3,038,618	11,330,414	8,131,292

Total revenue	$12,975,119	$11,777,786	$37,083,594	$31,912,353

Gross Profit:
Diagnostic & Biopharmaceutical Products	$4,404,339	$3,611,507	$13,283,931	$8,845,170
BioServices	703,229	635,343	2,298,989	1,432,074

Total gross profit	$5,107,568	$4,246,850	$15,582,920	$10,277,244

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
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets
Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data
     The following table represents the assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2010 and the valuation approach applied to each.

	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$12,673,729	$—	$—	$12,673,729
     At June 30, 2010, the fair value of the assets measured and classified within Level 1 was based on quoted prices.
     Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of June 30, 2010, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis during the nine months ended and as of June 30, 2010.

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
Results of Operations
     The following table shows gross profit and expense items as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	%	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	60.6	63.9	58.0	67.8

Gross profit	39.4	36.1	42.0	32.2
Research and development expense	1.6	1.8	1.5	2.9
Selling, general and administrative expenses	27.1	27.7	27.4	32.2
Impairment of assets	—	—	—	47.2
Loss related to asset held for sale	—	—	—	1.9

Operating income (loss)	10.7	6.6	13.1	(52.0)
Interest expense	—	(0.7)	(0.6)	(0.9)
Other income, net	0.3	—	0.2	0.3

Net income (loss) before income taxes	11.0	5.9	12.7	(52.6)
Income tax expense	0.9	—	—	0.1

Net income (loss)	10.1	5.9	12.7	(52.7)

Comparison of three months ended June 30, 2010 and June 30, 2009
Revenue
     The following table sets forth segment revenue in millions of dollars for the three months ended June 30, 2010 and 2009, respectively:

	June 30,	June 30,	Percent
	2010	2009	change
Diagnostic & Biopharmaceutical Products	$9.1	$8.8	4%
BioServices	3.9	3.0	28%

Total revenue	$13.0	$11.8	10%

     Revenue for the three months ended June 30, 2010 increased by 10%, or $1.2 million, to $13.0 million from $11.8 million in the three months ended June 30, 2009. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $0.3 million, a 4% increase due to strong demand for our bioprocessing products from our top customers.
     During the three months ended June 30, 2010, revenue for our BioServices segment increased by $0.9 million, a 28% increase, to $3.9 million from $3.0 million in the three months ended June 30, 2009. The BioServices segment benefited from increased government funding of scientific research which has resulted in additional services provided directly to the government as well as services provided to commercial customers who have received government funding.
Gross Profit
     Gross profit margin increased to 39% in the three months ended June 30, 2010 from 36% in the three months ended June 30, 2009. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 48% in the three months ended June 30, 2010 from 41% in the three months ended June 30, 2009 primarily due to lower raw material costs and process improvements.
     Our BioServices gross profit margin decreased to 18% in the three months ended June 30, 2010 from 21% in the three months ended June 30, 2009. BioServices gross profit margin decreased as a result of the growth in lower margin government business as compared to higher margin commercial business.
Research and Development Expense
     Research and development expense totaled $0.2 million, or 2% of revenue for each of the three month periods ended June 30, 2010 and 2009. We have held research and development spending flat while remaining focused on our priority projects.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $3.5 million, or 27% of revenue in the three months ended June 30, 2010, from $3.3 million, or 28% of revenue in the three months ended June 30, 2009. The increase is primarily due to $0.3 million of expenses for professional services related to exploring potential transactions for the Company during the three months ended June 30, 2010.
Operating Income
     Operating income resulted from the factors above and included stock-based compensation expense and depreciation and amortization. Operating income was $1.4 million for the three months ended June 30, 2010, which included $0.3 million each of stock-based compensation and depreciation and amortization, as compared to operating income of $0.8 million for the three months ended June 30, 2009, which included $0.3 million each of stock-based compensation and depreciation and amortization.

Interest Expense and Other Income
     Interest expense was nominal during the three months ended June 30, 2010 as compared to $0.1 million during the three months ended June 30, 2009. During the three months ended June 30, 2010, our debt consisted solely of capital leases as we repaid our mortgage note during January 2010. Other income was nominal during each of the three months ended June 30, 2010 and 2009.
Income Tax (Benefit) Expense
     During the three months ended June 30, 2010, we recorded a tax provision of $0.1 million related to a reserve for a state tax receivable which is currently under audit. We recorded a nominal tax benefit during the three months ended June 30, 2009.
Net Income and Earnings Per Share
     As a result of the above, net income was $1.3 million in the three months ended June 30, 2010, compared to net income of $0.7 million in the three months ended June 30, 2009. Earnings per share on a basic and diluted basis was $0.07 in the three months ended June 30, 2010 compared to earnings per share of $0.04 in the three months ended June 30, 2009. If we had not incurred the $0.3 million of expenses related to exploring potential transactions, the basic and diluted earnings per share would have increased by $0.02 per share for the three months ended June 30, 2010.
Comparison of nine months ended June 30, 2010 and June 30, 2009
Revenue
     The following table sets forth segment revenue in millions of dollars for the nine months ended June 30, 2010 and 2009, respectively:

	June 30,	June 30,	Percent
	2010	2009	change
Diagnostic & Biopharmaceutical Products	$25.8	$23.8	8%
BioServices	11.3	8.1	39%

Total revenue	$37.1	$31.9	16%

     Revenue for the nine months ended June 30, 2010 increased by 16%, or $5.2 million, to $37.1 million from $31.9 million in the nine months ended June 30, 2009. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $2.0 million, an 8% increase. Diagnostic & Biopharmaceutical Products revenue included sales from therapeutic grade human serum albumin products of $0.6 million during the nine months ended June 30, 2010 as compared to $0.1 million in the nine months ended June 30, 2009. These sales have historically been variable and we are building a new customer base as a result of switching suppliers in December 2007.
     During the nine months ended June 30, 2010, revenue for our BioServices segment increased by $3.2 million, a 39% increase, to $11.3 million from $8.1 million in the nine months ended June 30, 2009. The BioServices segment benefited from increased government funding of scientific research which has resulted in additional services provided directly to the government as well as services provided to commercial customers who have received government funding.
Gross Profit
     Gross profit margin increased to 42% in the nine months ended June 30, 2010 from 32% in the nine months ended June 30, 2009. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 52% in the nine months ended June 30, 2010 from 37% in the nine months ended June 30, 2009. The increase is due to lower raw material costs and a reduction in manufacturing expenses due to the consolidation of our manufacturing facility.
     Our BioServices gross profit margin increased to 20% in the nine months ended June 30, 2010 from 18% in the nine months ended June 30, 2009. The increase is due to the higher revenue base over which our costs are spread, including an increase in commercial services which have a higher gross profit margin.

Research and Development Expense
     Research and development expense totaled $0.5 million, or 2% of revenue, in the nine months ended June 30, 2010 as compared to $0.9 million, or 3% of revenue, in the nine months ended June 30, 2009. Our customers have increased their product development requests, resulting in lower research and development expense as our scientists have been working on these billable customer projects. In addition, during the latter half of fiscal 2009, we controlled spending by focusing on priority projects. As a result, research and development spending has decreased during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased to $10.2 million, or 27% of revenue in the nine months ended June 30, 2010, from $10.3 million, or 32% of revenue in the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we have focused on improving our operating processes and have decreased discretionary spending from the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we collected previously written-off receivables, resulting in recoveries to bad debt, negotiated lower pricing for various services and reduced spending in sales and marketing. These savings were partially offset by $0.6 million for professional services related to exploring potential transactions for the Company.
Impairment of Assets
     The Company performed its annual impairment test as of March 31, 2010 and concluded that no impairment was required.
     Due to the economic downturn, the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company tested goodwill for impairment as of December 31, 2008. At that time, the Company revised its future cash flow projections as revenue during the three months ended December 31, 2008 was lower than expected due to the economic downturn. As a result during the three months ended December 31, 2008, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The remaining goodwill of $4.3 million on the balance sheets relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.
     The Company will continue to test goodwill for impairment as part of its annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.
Loss Related to Assets Held for Sale
     Due to a softening in the real estate market, we recorded a loss of $0.6 million during the nine months ended June 30, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. We estimated the fair value of the West Bridgewater facility and land based on the lower of its listing price and an independent third party appraisal. We had listed the facility and land at a price less than the appraised value due to our desire to sell the assets in a short amount of time. We sold these assets for $1.4 million during the nine months ended June 30, 2010.
Operating Income (loss)
     Operating income (loss) resulted from the factors above and included stock-based compensation expense and depreciation and amortization. Operating income was $4.9 million for the nine months ended June 30, 2010, which included stock-based compensation and depreciation and amortization totaling $1.3 million and $0.8 million, respectively, as compared to operating loss of $16.6 million for the nine months ended June 30, 2009, which included an impairment of goodwill, loss related to assets held for sale, stock-based compensation and depreciation and amortization totaling $15.1 million, $0.6 million, $0.9 million and $1.0 million, respectively.
Interest Expense and Other Income
     Interest expense was $0.2 million during the nine months ended June 30, 2010 as compared to $0.3 million during the nine months ended June 30, 2009. During the nine months ended June 30, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to the Credit and Security Agreement with GE Capital which we terminated in October 2009. Other income was $0.1 million for each of the nine months ended June 30, 2010 and 2009 which related primarily to the collection of royalty payments from the sale of certain assets of our Genomics Collaborative division which occurred in 2007.
Income Tax (Benefit) Expense
     During the nine months ended June 30, 2010, we recorded a state tax provision of $0.1 million offset by a federal tax benefit of $0.1 million. The state tax provision related to a reserve for a state tax receivable which is currently under audit. The federal tax benefit is due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments. We recorded a nominal tax provision during the nine months ended June 30, 2009.
Net Income (Loss) and Earnings (Loss) Per Share
     As a result of the above, net income was $4.7 million in the nine months ended June 30, 2010 compared to a net loss of $16.8 million in the nine months ended June 30, 2009. Earnings per share on a basic and diluted basis was $0.25 and $0.24, respectively, in the nine months ended June 30, 2010 compared to net loss per share on a basic and diluted basis of $0.91 in the nine months ended June 30, 2009. If we had not incurred the $0.6 million of expenses related to exploring potential transactions, the basic and diluted earnings per share would have increased by $0.03 per share for the nine months ended June 30, 2010.
Liquidity and Capital Resources
Cash Flows
     The following table summarizes our sources and uses of cash over the nine month periods indicated (in millions):

	June 30,	June 30,
	2010	2009
Net cash provided by operating activities	$6.9	$1.0
Net cash provided by investing activities	1.0	—
Net cash used in financing activities	(1.4)	(0.2)

Net increase in cash and cash equivalents	$6.5	$0.8

     As of June 30, 2010, our cash balance was $12.7 million, an increase of $6.5 million from our cash balance as of September 30, 2009. We had a current ratio of 5.4 to 1 as of June 30, 2010 compared to 4.7 to 1 as of September 30, 2009. Total liabilities as of June 30, 2010 were $7.8 million compared to $8.3 million as of September 30, 2009. The total debt to equity ratio was 0.2 to 1 as of June 30, 2010 compared to 0.3 to 1 as of September 30, 2009. As of June 30, 2010, our debt has decreased to less than $0.1 million.
     We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs.
Operating Cash Flows
     Cash provided by operating activities was $6.9 million for the nine months ended June 30, 2010, an improvement of $5.9 million compared to cash provided of $1.0 million for the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we had net income of $4.7 million, which included non-cash charges of approximately $2.6 million, primarily related to stock based compensation of $1.3 million, depreciation and amortization of $0.8 million and inventory write-downs of $0.5 million. In addition, our accounts receivable, inventory and accrued expenses increased $0.6 million, $0.7 million and $0.9 million, respectively. The increase in accounts receivable is due to higher revenue during the three months ended June 30, 2010 as compared to the three months ended September 30, 2009. The increase in inventory is due to the projected increase in our sales for the remainder of fiscal 2010. Accrued expenses increased $0.9 million, primarily due to the deferral of revenue on our government contracts due to our indirect billing rate. The indirect billing rate currently applied to government contract invoices is based on our prior year rate which is higher than our calculated indirect billing rate for fiscal 2010. The government is currently in the process of reviewing our indirect billing rate calculation for fiscal 2010.
Investing Cash Flows
     Cash provided by investing activities was $1.0 million in the nine months ended June 30, 2010 compared to nominal cash provided in the nine months ended June 30, 2009. In the nine months ended June 30, 2010, we realized $1.3 million from the sale of our West

Bridgewater facility and land and invested $0.3 million in equipment. During the nine months ended June 30, 2009, we received $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility which was offset by spending for renovations at our Frederick, Maryland facility as well as for various equipment. During each of the nine month periods ended June 30, 2010 and 2009, we received $0.1 million in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007.
Financing Cash Flows
     Cash used in financing activities was $1.4 million in the nine months ended June 30, 2010 compared to cash used of $0.2 million in the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we made debt payments of $1.5 million, primarily for the mortgage note which we repaid in full when we sold our West Bridgewater facility. Throughout the nine months ended June 30, 2009, we utilized the GE Capital revolving credit facility and received proceeds of $19.7 million. We made payments of $19.9 million during the nine months ended June 30, 2009 for the revolving credit facility, mortgage note and various capital leases.
Off-Balance Sheet Arrangements
     During the nine months ended June 30, 2010, we were not party to any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate and Market Risk. As of June 30, 2010, we had no assets or liabilities subject to risks from interest rate changes. Our cash and cash equivalents were held in non-interest bearing deposit accounts. Since interest rates are low, this strategy generates a higher savings to bank fees than the interest income that would have been earned in an interest bearing account.
     Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because all international sales are designated in U.S. dollars.
     We were not a party to any derivative financial instruments at June 30, 2010.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Rule 13a-15(b) under the Exchange Act of 1934 (the “Exchange Act”) and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2010.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and the principal financial officer concluded no such changes during the quarter ended June 30, 2010 materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     With respect to the fiscal quarter ended June 30, 2010, the information required in response to this Item is set forth in Note 5 to our Financial Statements contained in this report, and such information is hereby incorporated herein by reference. Such description contains all of the information required with respect hereto.
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

SERACARE LIFE SCIENCES, INC.
/s/ Gregory A. Gould
By: Gregory A. Gould
Title:	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

Date: August 11, 2010

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Date	Number

3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.1	Amendment of Solicitation/Modification of Contract dated as of June 15, 1998, by and between the National Institutes of Health and SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices.*

10.2	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.*

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.+

*	Filed herewith.

+	Furnished herewith.