Form 10-K
period 2010-09-30
SERACARE LIFE SCIENCES INC
filed 2010-12-01
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-34105

SeraCare Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Birch Street Milford, Massachusetts	01757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(508) 244-6400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, $.001 Par Value Per Share	The NASDAQ Capital Market
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 31, 2010, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $57,970,000 based on the closing market price of our common stock on that date as reported on The NASDAQ Capital Market.

As of November 19, 2010, there were 18,857,034 shares of our common stock outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

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

Overview

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. Our innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers, biobanking and contract research services. Our quality systems, scientific expertise and state-of-the-art facilities support our customers in meeting the stringent requirements of the highly regulated life sciences industry.

Our business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. Our Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.

Our customer base is diverse and operates in a highly regulated environment. We have built our reputation on providing a comprehensive portfolio of products and services and operating state-of-the-art facilities that incorporate the industry’s highest quality standards. Our customers include IVD manufacturers; hospital-based, independent and public health labs; blood banks; government and regulatory agencies; and organizations involved in the discovery, development and commercial production of human and animal therapeutics and vaccines, including pharmaceutical and biotechnology companies, veterinary companies and academic and government research organizations.

Company History

SeraCare Life Sciences, Inc. (formerly a division of SeraCare, Inc.) was spun out as a separate company in September 2001 upon the acquisition of SeraCare, Inc. by Instituto Grifols, S.A. We have expanded our business through several asset acquisitions:

•	Reagents and bioprocessing products of BioMedical Resources, Inc. and Simply Diagnostics, Inc. in 2003;
•	Human clinical specimens and their accompanying medical information from Genomics Collaborative, Inc. (“GCI”) in 2004, some assets of which were sold in March 2007;

•	Control and panel products as well as biobanking and contract research services of the BBI Diagnostics and BBI Biotech Research Laboratories divisions of Boston Biomedica, Inc. in 2004; and
•	Diagnostic manufacturing facilities and some of the product lines in the areas of molecular diagnostic reagents, diagnostic intermediates and plasma substitutes of the Celliance division of Serologicals Corporation in 2006.

We filed for bankruptcy under Chapter 11 of the Bankruptcy Code in March 2006. In May 2007, we emerged from bankruptcy proceedings pursuant to a merger of SeraCare Life Sciences, Inc., a California corporation into SeraCare Reorganization Company, Inc. (“Reorganized SeraCare”), a Delaware corporation. Subsequently, Reorganized SeraCare changed its name to SeraCare Life Sciences, Inc.

  Emergence from Bankruptcy

Since the March 2006 bankruptcy filing we have:

•	Hired a new management team;
•	Reorganized operations, closed the California and Pennsylvania facilities and relocated those operations and our headquarters to Massachusetts and consolidated all of our Massachusetts operations into a 60,000 square-foot state-of-the art manufacturing and research facility in Milford, Massachusetts, which houses all of our manufacturing operations and our corporate headquarters (See Item 2 — “Properties”);
•	Sold an unprofitable business line (See Item 1 — “Business — Discontinued Operations”);
•	Completed a rebranding strategy which reflects our new strategic direction and re-launched our corporate website which includes our on-line catalog;
•	Commenced trading on NASDAQ on June 23, 2008 under the symbol “SRLS” (See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”);
•	Achieved six consecutive quarters of profitability including the fourth quarter of fiscal 2010; and
•	Generated $10.4 million in operating cash flow during fiscal 2010.

Our Strategy

Our strategy is to leverage our competitive advantages and market position to continue to increase our revenue and profitability. Key elements of our strategy include:

•	Accelerating growth through expansion opportunities in high growth or high value market segments organically and through acquisitions and product licensing agreements;
•	Focusing on core segments and introducing new products within these segments, namely molecular diagnostics, vaccine development and cellular assays;
•	Expanding our business internationally through increased sales coverage, new distributors and additional CE markings; and
•	Achieving operating income leverage through growth, cost reduction and operating efficiencies;

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

Life sciences research, development and manufacturing segments have experienced tremendous growth over the last four decades as part of the biotechnology revolution, new product introductions and increased spending on healthcare as a percentage of the gross national product. The emergence and global spread of new infectious diseases, including human immunodeficiency virus (“HIV”), hepatitis C virus (“HCV”) and newly drug-resistant strains of older pathogens, has spurred development of new technologies to detect, diagnose and treat these infections. Trends that are expected to fuel continued growth in our markets include the continued expansion of aging populations, a move towards disease prevention and wellness promotion in healthcare, the emergence of ‘personalized medicine’, the need to streamline the drug development process and closer integration of diagnostics with pharmaceuticals. In addition, we believe that healthcare reform will increase the number of insured individuals which will benefit our market.

Competitive Advantages

Historically, through our component companies, we have been involved in life sciences research, development and manufacturing. Currently, we are a manufacturer and supplier of products and services in the competitive life sciences industry. We compete with both private and public companies on multiple levels, including breadth of product lines, technical expertise, state-of-the-art facilities, quality systems and reputation.

Our competitive advantages include:

•	Broad product portfolio. We offer a comprehensive portfolio of biological materials and services for diagnostic and biopharmaceutical applications. The breadth of our product portfolio enhances our ability to establish and maintain relationships with both large and small companies. These relationships lead to additional opportunities to develop new products and provide scientific, manufacturing and biobanking services, and thus to position ourselves as the “one stop shop” for many of these companies’ biological products and service needs.
•	Expertise and experience. We continue to explore innovative solutions to meet the needs of evolving technology. Our scientists developed and manufactured the first and for many years the only Food and Drug Administration (“FDA”) licensed confirmatory test for HIV and produced the first commercially available seroconversion panels for HIV, hepatitis B virus (“HBV”), HCV and West Nile Virus (“WNV”). These panels are important tools for studying early infection and the human immune response. SeraCare’s biobanking and repository services have set the standard in this expanding field. We continue to innovate, launching genetic controls for cystic fibrosis testing and introducing new products for the testing of sexually transmitted diseases, one of the largest and fastest growing markets in molecular diagnostics.
•	Extensive quality assurance programs. Our customers often require vendor pre-approval and certification to purchase biological materials and often perform audits of vendor facilities with extensive review of quality documentation. We are a vendor-approved supplier to many large pharmaceutical and IVD companies, and these relationships provide access to sell additional products and services. To build on these relationships, we continue to develop and maintain our quality assurance programs. All of our facilities have International Organization for Standardization (“ISO”) 13485 and 9001 certifications. Our manufacturing facilities operate under the FDA’s current Good Manufacturing Practices (“cGMP”) and our research facilities operate under Good Laboratory Practices (“GLP”).
•	Comprehensive manufacturing capabilities. We have fully integrated our manufacturing capabilities, which allows us to control our processes from acquisition of raw materials to shipment of finished products. Our fluid processing capabilities range from a few milliliters to hundreds of liters, all managed with the same attention to quality. In addition to our own branded products, we can rapidly manufacture customized products that meet a wide range of specifications. Our customers purchase products and services from us instead of sourcing them internally largely because these products involve processing plasma or other biological fluids, or require complex manufacturing processes, unique or isolated facilities, specialized test requirements to meet specifications and enhanced quality control procedures. We can safely and efficiently manufacture high quality products that incorporate cultured cells or viruses, reduce infectivity, and involve high volume processing of DNA samples or isolation of specific cells from human blood.

•	Extensive raw material sourcing capabilities and relationships. Many products we develop and manufacture require raw materials such as human plasma or human tissue samples. We have established relationships with plasma center operators, blood banks, hospitals, clinical laboratories and physicians that facilitate continued access to these necessary biological materials. Through an innovative outreach program (idonateplasma.com), we recruit plasma donors who have rare antibodies or DNA variations to provide these plasma components for specialized products. We protect the privacy of our donors and adhere to all federal and local regulations.

Principal Business Segments

Our business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. Our Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by IVD manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.

A summary of our revenue, earnings from operations and assets for our principal business segments is found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A.

  Diagnostic & Biopharmaceutical Products

We develop, manufacture and sell biological products essential for the development, manufacture and use of diagnostic tests and the discovery, development and production of pharmaceuticals and other commercial products. Our customers depend on us for a reliable supply of products with exacting specifications that meet stringent FDA and other regulatory standards. Our products business has two primary product groups: controls and panels for clinical laboratories, blood banks and IVD manufacturers; and reagents and bioprocessing products for use in the discovery, development and manufacturing processes for drugs, vaccines and diagnostic tests.

  Controls and Panels

Our diagnostic control and panel products are sold to hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, IVD manufacturers and government regulatory and research agencies. Hospital, clinical and public health labs use our quality control products to ensure the accuracy of tests used to detect markers of disease or monitor infection rates. Our control and panel products make it possible for clinical labs testing for infectious diseases to evaluate tests and to independently monitor the quality and precision of test results. For blood banks and transplant centers, use of quality control products helps to ensure blood and organ safety. We believe our controls and panels have led the market for quality control and evaluation of infectious disease test methods for over a decade and we are expanding this product line into the market for controls and panels for genetic and cancer marker tests. In the years ended September 30, 2010, 2009 and 2008, revenue for our control and panel products was $10.0 million, $10.8 million and $10.7 million, respectively.

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

Controls (also called quality controls) are samples designed to be similar to patient samples and are sold to laboratories so that a known sample can be tested when a diagnostic test is run. Control results are monitored over time to track test results and ensure their consistent performance. The use of controls with clinical lab tests is mandated by regulatory agencies in much of the developed world.

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

We currently offer over 100 control and panel products for infectious diseases including HIV, hepatitis A, HBV, HCV, West Nile Virus, Chagas and HPV, that are widely used around the world and we offer over 60 CE marked products. Most of our control products are sold under the ACCURUN brand name.

  Reagents and Bioprocessing Products

Our reagents and bioprocessing products are used by diagnostic, pharmaceutical and biotechnology companies and research organizations in industry and academia. These products make it possible for our customers to optimize consistency in the discovery, development and manufacturing of diagnostic tests, therapeutics and vaccines. Our products are integral components of product development from research through validated production processes filed with regulatory agencies in the U.S. and around the world. Products in this segment include: diagnostic intermediates; cell culture additives and media; therapeutic grade albumin; and purified viable human cells. In the years ended September 30, 2010, 2009 and 2008, revenue for our reagents and bioprocessing products was $24.1 million, $22.1 million and $24.3 million, respectively.

Our diagnostic intermediates are plasma-derived products used by manufacturers of diagnostic test kits in every stage of the product life cycle, including research and development, pilot production, clinical trials, regulatory submission, full production and commercialization. These products include human disease state plasma, normal human serum or plasma and BaseMatrix, SeraCon or MatriBase, which are clear, stable and economical substitutes for normal human plasma or serum. We also provide bovine serum albumin which can function as a carrier or stabilizer for other proteins in diagnostic test components. Other SeraCare human and animal sera products are used in clinical or veterinary laboratory tests as positive and negative controls. Critical raw materials such as diluents, plasma and blood or blood components from individuals with any of a number of specific diseases are a specialty of our diagnostic intermediates group. Our expertise in processing blood products yields consistent results and allows our manufacturing customers to concentrate on test method development and production and distribution of test kits.

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

  BioServices

  Biobanking

We manage and store approximately 15 million biological samples at our state-of-the-art facilities in Maryland pursuant to multi-year contracts with government agencies and private sector customers, who pay for these services on either a cost-plus, fixed price, or time and materials basis. Under the cost-plus contracts, a majority of the equipment cost is passed through directly to the customer. We also provide research and clinical trial support services including assisting with collecting, cataloging, processing, transporting, cryopreservation, storing and tracking of samples collected during research studies and clinical trials. In addition, we provide technical support and training to collaborators and investigators on issues related to specimen processing and handling.

  Contract Research

We provide a broad range of research support services to government and private sector clients, including method validation and optimization, preparation of information for FDA submissions and test kit production. Our virology services group performs viral cultivations, infectivity testing, in vitro characterization of anti-HIV drugs. Our immunology group provides services for the assessment of cell-mediated immunity, including enzyme-linked immunospot (“ELISpot”), apoptosis and complement fixation assays, and administers proficiency programs for network laboratories that perform similar types of assays. Our molecular biology group provides services in DNA and RNA isolations from blood and other clinical specimens, polymerase chain reaction amplifications, DNA cloning, gene mapping, sequencing, genotyping and linkage analysis. Our biochemistry group provides protein purification services and coagulation testing services. These services are usually conducted under contracts which range from a few months to multi-year commitments and are structured on a cost-plus, time and materials or fixed price basis.

Product Development

Our research scientists work closely with sales, marketing, manufacturing, quality, regulatory and finance personnel to identify and prioritize the development of new products and services specifically geared to customer needs and consistent with our business priorities. Product launch involves careful coordination among product development, manufacturing, quality assurance, sales and marketing departments to ensure the final product is produced in accordance with specifications and meets customer requirements.

We develop IVD and immunology reagents and enabling technologies for our life science customers to use in the discovery, development and manufacture of their diagnostic and therapeutic products. Within IVD we are developing reagents and enabling technologies for use in our contract services and manufacturing business, diagnostic quality controls and panels for emerging infectious disease, genetic and oncology markers and expression systems for control template packaging and recombinant protein production. Immunology projects include the development of purified fresh and cryopreserved peripheral blood mononuclear cell based products and selected subpopulations of these cells; extensions to our existing reagent product lines and service capabilities; and developing new antibody, cytokine and research target reagents.

Our human and animal derived biologic sourcing acumen supplemented by our manufacturing, virology, immunology and molecular biology expertise allows us to develop value-added reagents and enabling technologies that serve to accelerate and enhance the quality, consistency and scalability of our life science customers’ research, development and manufacturing activities.

In the years ended September 30, 2010, 2009 and 2008, we spent $0.8 million, $1.1 million and $1.8 million, respectively, on our research and development activities.

Suppliers

While there are some materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Our normal contract terms are FOB our dock with payment terms of 30 – 45 days.

Sales and Distribution

We sell most of our products and services through our direct sales force, although we use distributors in approximately 50 countries to market and sell our products in international markets. These independent distributors may also market products of other companies, including some products that are competitive with our products. As of September 30, 2010, we employed 36 people worldwide in our sales, customer service and marketing organizations.

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

For the year ended September 30, 2010, our top five customers accounted for 49% of our revenue and our largest two customers, National Institutes of Health (“NIH”) and Roche Molecular Systems accounted for 21% and 14% of revenue, respectively. No other customer individually accounted for more than 10% of revenue in that period.

Discontinued Operations

On March 29, 2007, we sold certain assets and liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics Collaborative division involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery. The consideration for this sale consisted of $2.0 million cash and a 7.5% royalty on BioServe’s net sales related to the business of the Genomics Collaborative division for five years through March 29, 2012. During the years ended September 30, 2010 and 2009, we received $0.1 million and $0.2 million, respectively, related to the royalties.

Domestic and Foreign Sales

One of our principal marketing strategies has been to target international markets, including Europe, Asia, Canada and other parts of the world. Most of our international order processing, invoicing, collection and customer service functions are handled directly from our headquarters in Massachusetts. We believe demand for our products in international markets is primarily driven by increased use of quality control products and the development, validation and use of new diagnostic tests. In fiscal 2010, 20% of our revenue, or $10.0 million, was attributable to international sales, of which 73% was from sales to Europe, 16% was from sales to Asia, and 3% was from sales to Canada. In fiscal 2009 and 2008, 20% and 16%, respectively, of our revenue were attributable to international sales. The 4% increase in international sales from fiscal 2008 to fiscal 2009 is a result of an increased focus on foreign markets.

During the last three years, less than 5% of our assets have been located outside the United States.

Licensing Arrangements

We have an exclusive license agreement which provides the know-how to manufacture certain genetic controls. We have royalty obligations under this agreement. We expensed $0.1 million in total under this agreement on net sales generated during the fiscal year ended September 30, 2010.

We have two non-exclusive licensing agreements with the NIH. These agreements provide us with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. We have royalty obligations under each of these agreements. We expensed less than $0.1 million in total to the NIH under the two agreements on net sales generated during the fiscal year ended September 30, 2010.

We also have a non-exclusive licensing agreement with Millipore Corporation under which Millipore pays for the use of hybridoma cell lines that are proprietary to us. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay us 30% of net sales generated by related products. We received approximately $0.1 million from Millipore under this agreement during the fiscal year ended September 30, 2010. During the year ended September 30, 2010, Millipore was purchased by Merck KGaA.

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

In the United States, IVD and biological products have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling, import, export and safety reporting. The exercise of broad regulatory powers by the FDA through its Center for Devices and Radiological Health and its Center for Biological Evaluation and Research continues to result in increases in the amounts of testing and documentation for FDA clearance of current and new IVD and biologic products. We have over 60 products that are IVD labeled.

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

Our products sold in Europe for blood and diagnostic testing are CE Marked. CE Marking is a manufacturer’s declaration that the product is in compliance with the essential health and safety requirements set out in European Directives. CE Marking allows the product to be legally placed on the market in the participating country and ensures a product’s free movement within the European Union. We offer over 60 CE Marked products.

  Regulation of Laboratory Operations

We operate a clinical laboratory at our Gaithersburg, Maryland facility. Clinical laboratories that perform laboratory testing (except for research purposes only) on human subjects are subject to regulation under CLIA. CLIA regulates clinical laboratories by requiring that the laboratory be certified by the federal government, licensed by the state and comply with various operational, personnel and quality requirements intended to ensure that clinical laboratory test results are accurate, reliable and timely. State law and regulations also apply to the operation of clinical laboratories. Although we do not engage in significant laboratory testing for purposes other than research, we maintain a CLIA certification at the Gaithersburg, Maryland facility and our laboratories are subject to regulation under state law.

  Environmental

We are subject to a variety of federal, state and local environmental protection measures. We believe that our operations comply in all material respects with applicable environmental laws and regulations. Our compliance with these regulations did not have during the past year and is not expected to have a material effect upon our capital expenditures, cash flows, earnings or competitive position.

  Occupational Safety and Health Administration (OSHA)

As with most operating companies, our manufacturing facilities must comply with both federal and state OSHA regulations. We maintain all required records. OSHA inspects operating locations as it deems appropriate and generally does so without advance notice.

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

Diagnostic & Biopharmaceutical Products:  Our primary competitors in the controls and panels business include AcroMetrix (now part of Life Technologies Corporation), Zeptometrix Corporation and Bio-Rad Laboratories, Inc. Within the reagents and bioprocessing products business, we compete with other companies, such as Millipore (now Merck KGaA), Invitrogen Corporation (now part of Life Technologies Corporation), Thermo Fisher Scientific, Inc., Baxter Healthcare Corporation and Grifols S.A., that supply biologics to support the development and manufacture of diagnostic assays, biopharmaceutical products and vaccines, as well as with small private companies, which source human disease-state plasma.

BioServices:  In our biobanking division, we compete with Thermo Fisher Scientific, Inc. and other companies that maintain biorepositories for commercial organizations, government and academic institutions as well as companies, government agencies and academic institutions that internally maintain their own repository for biological materials.

Employees

As of September 30, 2010, we had 243 employees, of which 241 were full-time employees. None of our employees are represented by a labor union and we have not entered into any collective bargaining agreements.

Chapter 11 Reorganization

On December 14, 2005, the Company reported that it was unable, without unreasonable effort and expense, to file its annual report on Form 10-K for the fiscal year ended September 30, 2005 within the prescribed time period which triggered the notice of default and acceleration of debt from our senior secured lenders and the cross-default of another secured debt facility. The default was due to the violation of certain financial covenants and the failure to deliver annual audited financial statements on a timely basis. The Company was unable to reach an agreement with its senior lenders, Union Bank of California and Brown Brothers Harriman & Co., and was forced to seek bankruptcy protection to allow time to work out agreements with its secured and unsecured creditors under the supervision of the Bankruptcy Court.

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. Subsequently, the Bankruptcy Court allowed the Company to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the orders of the Bankruptcy Court.

The Company emerged from bankruptcy protection under the Joint Plan of Reorganization (the “Plan of Reorganization”) which was confirmed by the Bankruptcy Court on February 21, 2007 and which, after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. Under the Plan of Reorganization, the Company raised $20.2 million ($19.6 million net of issuance costs) through a rights offering, which allowed it to pay off all its creditors in full and exit bankruptcy under the ownership of its existing shareholders and provided for the settlement of its alleged liabilities in a previously filed shareholders’ class action lawsuit. All items under the Plan of Reorganization were completed by September 30, 2008.

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

RISKS RELATED TO OUR BUSINESS

Quarterly revenue and operating results may fluctuate in future periods, and we may fail to meet investor expectations.

Our quarterly revenue and operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a number of factors, many of which are not within our control. If quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for our products and services, and the ability to obtain the required resources to satisfy customer demand on a cost-effective basis or even to attain the required resources at all;
•	ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;
•	changes in our sales and marketing organization, including changes of sales and marketing management;
•	ability to manage inventories, accounts receivable and cash flows;
•	changes in applicable regulatory requirements;
•	ability to control costs; and
•	overall market conditions.

The amount of expenses incurred depends, in part, on expectations regarding future revenue. In addition, since many expenses are fixed in the short term, we cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Our principal shareholders may exert significant influence on us.

As of September 30, 2010, the combined group of Jacob Safier and Ltova Holdings LLC, whom we refer to collectively as Ltova, Ashford Capital Management Inc., Black Horse Capital and T Rowe Price Associates, Inc. had publicly reported that they were beneficial owners of approximately 20%, 12%, 5% and 5%, respectively, of our common stock. These shareholders can exert significant influence on our management and policies and on the outcome of issues requiring approval by our shareholders, including the election of our Board of Directors and the approval of significant corporate transactions.

We depend on contracts with government agencies, which if terminated or reduced, would have a material adverse effect on our business.

A large percentage of our revenue is derived from sales to government agencies. Such government agencies may be subject to budget cuts, budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services and related products would have a material adverse effect on our business, financial condition and results of operations. During the year ended September 30, 2010, $13.0 million, or 26% of our revenue, was derived from sales to government agencies. We expect this revenue to decrease during fiscal 2011 due to the expiration of certain government contracts and the reduction in funding from the American Recovery and Relief Act.

We derive a substantial amount of our revenue from a limited number of customers.

Although we provide products and services to many customers, a significant portion of our revenue is generated from a small number of customers. For the fiscal year ended September 30, 2010, our top five customers accounted for 49% of our revenue. In addition, our customer contracts do not specify quantity nor delivery schedules. Instead, our customer orders are driven by purchase orders which makes our product revenue lumpy. We cannot predict the future level of demand for our products and services that will be generated by these customers or the future demand for our products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect revenues and our results of operations. Our relationship with these customers is subject to change.

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

We may need additional capital.

In order to conduct operations and remain competitive, we must make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates. Although we believe that internal cash flows from operations will be sufficient to satisfy our working capital and normal operating requirements for at least the next fiscal year, we cannot assure you that cash generated from operations will be sufficient and, even if sufficient, we may not be able to fund our planned research and development, capital investment programs, and potential acquisitions without seeking additional capital.

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. There can be no assurance that financial resources will be available promptly, on favorable terms or at all. The turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. If we raise additional capital through borrowings, we may become subject to restrictive covenants and high interest rates, which would increase the total cost of conducting operations. If we raise money through the issuance of equity securities, your stock ownership will be diluted. In addition, our stock price has been subject to volatility as a result of the instability in the overall financial markets and other factors. As a result, a decline in the price of our common stock may adversely impact our ability to fund our operations through the issuance of equity securities. The issuance of additional equity securities by us following a decline in our stock price may result in a significant dilution of your stock ownership. Any inability to successfully raise needed capital on a timely or cost-effective basis could adversely affect our short-term liquidity and our ability to make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates and could have a material adverse effect on our business, financial condition, and operating results.

An interruption in the supply of diagnostic and therapeutic products that we purchase from third parties could cause a decline in our revenue.

We purchase raw materials, components, services and equipment used in the manufacturing of our products, and the loss of, or disruption to, any supplier could adversely affect our ability to manufacture or sell our products. We may experience an interruption of supply if a supplier is unable or unwilling to meet our time, quantity and quality requirements. There are relatively few alternative suppliers for some of our raw materials and components. Any or all of these suppliers could discontinue manufacturing or supplying these products and components, experience interruptions in their operations or raise their prices. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternative suppliers may result in production delays and increased costs, limit our ability to deliver products to our customers or make our products unprofitable. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs, increased prices for our products and lost revenue. In addition, we compete with large companies as well as smaller, independent plasma collection centers and brokers of plasma products for plasma source material and processing.

We may be unable to realize our growth strategy if we cannot identify suitable acquisition opportunities in the future or if we cannot integrate acquired businesses or technologies into our business.

As part of our business strategy, we expect to grow our business through acquisitions of technologies or companies. We may not identify or complete complementary acquisitions in a timely manner, on a cost-effective basis, or at all. In addition, we compete with other companies, including large, well-funded competitors, to acquire suitable targets, and may be unable to acquire certain targets that we seek. There can be no assurance that we will be able to execute this component of our growth strategy, which may harm our business and hinder our future growth. To achieve desired growth rates as we become larger, we may seek larger and/or public companies as potential acquisition candidates. The acquisition of a public company may involve additional risks, including the potential for lack of recourse against public shareholders for undisclosed material liabilities of the acquired business. In addition, if we were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of our available cash resources could be used. Furthermore, for any such acquisition, we will incur significant legal, accounting and other expenses, including expenses associated with a change of control. If we pursue an acquisition that is not completed for any reason, we will have incurred substantial expenses without realizing the anticipated benefits of the acquisition, including anticipated net reductions in costs and expenses and our stock price may decline to the extent that it reflects a market assumption that the acquisition would be completed.

Although we would expect to realize strategic, operational and financial benefits from any acquisition that we do complete, we cannot predict whether and to what extent such benefits will be achieved. Working through integration issues is complex, time-consuming and expensive and could significantly disrupt our business. There are significant challenges to integrating any acquired operations into our business, including:

•	successfully managing and assimilating the operations, facilities and technology of the acquired businesses;
•	maintaining and increasing the customer base for the acquired products;
•	demonstrating to customers and suppliers that the acquisitions will not result in adverse changes in service standards or business focus;
•	minimizing the diversion of management attention from ongoing business concerns;
•	retaining key employees and maintaining employee morale, integrating cultures and management structures and accurately forecasting employee benefit costs;
•	consolidating our management information, inventory, accounting and other systems;
•	our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
•	increased pressure on our staff and on our operating systems; and

•	unanticipated changes in business and economic conditions affecting an acquired business.

Our failure to successfully integrate and operate any acquired businesses, and to realize the anticipated benefits of any acquisitions, could adversely impact our operating performance and financial results.

Our success depends in large part upon the continued services of our senior executives and other key employees, including certain sales, consulting and technical personnel.

Our success depends on our ability to attract, retain and motivate the qualified personnel that will be essential to our current plans and future development. The competition for such personnel is substantial and we cannot assure you that we will successfully retain our key employees or attract and retain any required additional personnel. The loss of the services of any key employee could have a material adverse effect on our business. In the past, employees have resigned from our company and joined competitors or formed competing companies. The loss of such personnel and the resulting loss of existing or potential clients to any such competitor have had, and could continue to have, a material adverse effect on our business, financial condition and results of operations.

Lack of early success with our pharmaceutical and biotechnology customers can shut us out of future business with those customers.

Many of the products we sell to pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a diagnostic and therapeutic testing process or drug manufacturing process, it is less likely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the separation and cell culture supplement products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if we fail to convince a diagnostic or therapeutic customer to choose our products early in its manufacturing design phase, we may permanently lose the opportunity to participate in the customer’s production of such product. Because we face vigorous competition in this market from companies with substantial financial and technical resources, we run the risk that our competitors will win significant early business with a customer making it difficult for us to recover that opportunity.

Our profits will likely decline if we are unable to pass price increases on to customers or obtain necessary raw materials at their current prices.

Some of our customer contracts are firm, fixed price contracts, providing for a predetermined fixed price for the products that we make, regardless of the costs we incur. If we experience significant increases in the expense of producing products due to increased cost of materials, components, labor, capital equipment or other factors and are unable to pass through such increases to our customers, our profitability will likely decline. The cost of producing our products and services is also sensitive to the price of energy. The selling prices of our products and services have not always increased in response to raw material, energy or other cost increases and we are unable to determine to what extent, if any, we will be able to pass future cost increases through to our customers. Our inability to pass increased costs through to our customers could materially and adversely affect our results of operations and financial condition.

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

International sales accounted for 20% of our revenue during the year ended September 30, 2010. We anticipate that international sales will continue to account for a significant percentage of our revenue. Risks associated with these sales include:

•	changes in legal and regulatory requirements;
•	export controls;
•	United States and foreign government policy changes affecting the markets for our products;
•	changes in tax laws and tariffs; and
•	political and economic instability.

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

Our customers are subject to rigorous quality standards in order to maintain their products and the manufacturing processes and testing methods that generate them. A failure to sustain the specified quality requirements, including the processing and testing functions performed by our products, could result in the loss of the applicable regulatory license. Delays or quality lapses in our customers’ production lines could result in substantial economic losses to them and to us. For example, large production lots of plasma are expensive and a failure to properly categorize the disease state of plasma could result in the contamination of the entire lot, requiring its destruction and replacement at our cost. We also perform services that may be considered an extension of our customers’ manufacturing and quality assurance processes, which also require the maintenance of prescribed levels of quality. Although we believe that our continued focus on quality throughout the Company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

We rely heavily on air cargo carriers and other third-party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies. In addition, we transport materials among our facilities and import raw materials from worldwide sources. Consequently, we rely heavily on air cargo carriers and third-party package delivery providers. If any of our key third-party package delivery providers experiences a significant disruption such that any of our products, components or raw materials cannot be delivered in a timely fashion or such that we incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with our customers may be adversely affected. In particular, our products are particularly sensitive to temperature and delays in shipping could damage the products. In addition, if our third-party package delivery providers increase prices and we are not able to find comparable alternatives or make adjustments to our delivery network, our profitability could be adversely affected.

We have limited manufacturing capabilities, and if our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.

We currently have limited resources and facilities for the commercial manufacturing of sufficient quantities of product to meet expected demand. We have focused significant effort on continual improvement programs in our manufacturing operations intended to improve quality, yields and throughput. Although we believe we currently have sufficient capacity in manufacturing to enable us to supply adequate amounts of product to support our commercialization efforts, there can be no assurance that supply will not be constrained going forward. If we are unable to manufacture a sufficient supply of our products, maintain control over expenses or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand and our business will suffer.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a non-accelerated filer, we are not subject to the provisions of the Sarbanes-Oxley Act of 2002, requiring an attestation report from our registered independent public accounting firm regarding management’s assessment of our internal control over financial reporting. If we cease to qualify as a non-accelerated filer, we would become subject to this requirement, which may cause us to incur substantial additional costs and may adversely affect our financial results. The failure of our registered independent public accounting firm to concur with management’s assessment of the effectiveness of our internal control over financial reporting may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition and the trading price of our common stock), prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

Our inability to protect our intellectual property rights could adversely affect our business, revenues and results of operations.

The technology and designs underlying our products are not generally protected by patent rights. Our future success is dependent primarily on non-patented trade secrets and on the innovative skills, technological expertise and management abilities of our employees. Our intellectual property rights may not preclude or inhibit competitors from producing products that have identical performance as our products. In addition, if we attempt to recover damages arising from misappropriation of any intellectual property that we protect as a trade secret, we cannot guarantee that trade secret protection will be available. Any intellectual property litigation, even if successful, could be expensive and time consuming and could divert the attention and resources of our management.

Product liability claims could have a material adverse effect on our reputation, business, results of operations and financial condition.

As a manufacturer and marketer of various diagnostic and therapeutic products, we may face adverse publicity and potential claims regarding the performance, quality or safety of our products. Any product liability claims, such as claims challenging performance, quality or safety of our products may result in substantial damages and expenses as well as a decline in sales for our products, which could adversely affect our results of operations. This could be true even if the claims themselves are proven not to be true or are settled for immaterial amounts. Our product liability insurance may be inadequate to cover any product liability claims we may face.

Foreign restrictions on importation and exportation of blood derivatives could adversely affect our revenue and results of operations.

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

A natural disaster or other unanticipated problem could, among other things, delay the shipment of our products, affect our ability to receive and fulfill orders and hinder our research and development efforts. For example, our two facilities in Maryland store approximately 15 million biological samples for our government and commercial customers, and such samples are irreplaceable. Additionally, our Milford facility is our primary manufacturing plant. An earthquake, fire, other disaster or continuous power outage at any of these locations could have a material adverse effect on our business, financial condition and results of operations. Our insurance coverage does not cover terrorism or all natural disasters, in particular, floods, and may be inadequate to compensate us for losses we incur as a result of a natural disaster or other problem.

RISKS RELATED TO OUR INDUSTRY

Our industry faces reduced demand as a result of the economic downturn.

Our business is exposed to the risk that adverse economic conditions will reduce or defer the demand for research and development that utilize our products. The demand for our products may fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. Economic downturns or unfavorable changes in the financial and credit markets could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on research and development, purchase fewer of our products by reducing the amount they use or using their existing inventory, lengthen sales cycles, or delay, defer or cancel purchases of our products. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased. We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, either generally or in our industry, or of any disruptions in the financial and credit markets. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

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

Our business is heavily regulated in the United States and internationally. In addition to FDA regulations regarding, among other matters, the testing, manufacturing, storage, labeling, export, and marketing of blood products and IVD products, various other federal, state, local and foreign regulations also apply and can be, in some cases, more restrictive. If we fail to comply with FDA or other regulatory requirements, we could be subjected to civil and criminal penalties, or even required to suspend or cease operations. Any such actions could severely curtail our sales to biologics companies. Failure of our plasma suppliers or customers to comply with FDA requirements could also adversely affect us. In addition, more restrictive laws, regulations or interpretations could be adopted, which could make compliance more difficult or expensive or otherwise adversely affect our business. We also invest significant resources in developing quality assurance programs, such as ISO certification.

We devote substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that we have not complied with significant existing laws or regulations. Such a finding could materially harm our business. Moreover, healthcare reform is continually under consideration by regulators, and we do not know how laws and regulations will change in the future.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act, may result in fines and penalties and loss of licensure, and have a material adverse effect upon the our business.

We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens and infectious and hazardous waste, as well as regulations relating to the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and HBV. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

We cannot assure you that we will be able to comply with all applicable standards or that violations will not occur. Failure to comply with federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on our business. In addition, more restrictive laws, rules and regulations or enforcement policies could be adopted in the future which could make compliance more difficult or expensive or otherwise adversely affect our business or prospects.

Changes in demand for plasma-derived products and the availability of donated plasma could affect profitability.

A majority of our business depends on the availability of donated plasma. Only a small percentage of the population donates plasma and regulations intended to reduce the risk of introducing infectious diseases in the blood supply have decreased the pool of potential donors. If the level of donor participation declines, we may not be able to obtain adequate supply at a reasonable cost to maintain profitability in plasma-derived products.

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

RISKS RELATED TO OUR STOCK

Our stock price could be volatile.

The price of our common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by us or by our competitors, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in our common stock makes it more vulnerable to rapid changes in price in response to market conditions.

Certain provisions of our certificate of incorporation and bylaws could have anti-takeover effects.

Certain provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that might be considered in the best interests of our shareholders. These provisions, among other things:

•	require shareholders to provide advance notice of any nomination for director or any other business to be transacted at any meeting of shareholders;
•	eliminate cumulative voting rights;
•	authorize the issuance of “blank check” preferred stock having such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any vote or further action by our shareholders; and
•	eliminate the right of shareholders to act by written consent.
Our shareholders’ ability to sell shares of our stock may be limited.

Based on public reports filed as of September 30, 2010 by four of our shareholders, Ltova, Ashford Capital, Black Horse Capital and T. Rowe Price, these shareholders collectively beneficially own approximately 43% of our outstanding shares of common stock. Accordingly, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired. If any or all of Ltova, Ashford Capital, Black Horse Capital or T. Rowe Price were to liquidate their shares, the market price of our common stock could decline significantly.

Our stock could be delisted if our stock price falls below $1.00.

Our common stock is traded on The NASDAQ Capital Market. If we fail to continue to meet all applicable NASDAQ Capital Market requirements, our stock could be delisted by The NASDAQ Capital Market. For example, under NASDAQ rules, our stock price must remain at or above $1.00 per share price for continued listing under NASDAQ Marketplace Rule 4450(a). Delisting would adversely affect the market liquidity of our common stock and harm our business. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We may issue preferred stock in the future.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Our Board of Directors may, without further action by our shareholders, issue preferred stock in one or more series with rights senior to those of our common stock. These rights may include voting rights, preferences as to dividends and liquidation and conversion and redemption rights. Although we have no present plans to issue shares of preferred stock or to create any new series of preferred stock, the issuance of preferred stock could affect the rights, or even reduce the value, of our common stock.

Lack of dividend payments.

We intend to retain any future earnings for use in our business and therefore do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

Additional risk factors.

In addition to the foregoing risk factors, our business, financial condition, and operating results could be seriously harmed by additional factors, including but not limited to the following:

•	our ability to maintain favorable agreements and relationships with major customers and suppliers;
•	our ability to maintain and expand our customer base;
•	increased competition for donors, which may affect our ability to attract and retain qualified donors;
•	our ability to meet future customer demand for plasma products; and
•	changes in industry trends, customer specifications and demand, market demand in general and potential foreign restrictions of the importation of our products.
Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters and principal manufacturing operations are located in a leased facility in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. We may extend the lease for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. During 2008, we moved from our West Bridgewater facility to our Milford facility. As a result, we sold our West Bridgewater facility and land for $1.4 million. Our principal facilities as of September 30, 2010 are listed below:

Location	Facility Use	Industry Segment	Owned or Leased	Approximate Floor Space in Sq. Ft.
Milford, MA	Manufacturing, warehouse and office	Diagnostic & Biopharmaceutical Products	Leased	60,000
Gaithersburg, MD	Manufacturing, repository, laboratory and office	BioServices	Leased	36,000
Frederick, MD	Repository	BioServices	Leased	65,000
Item 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Capital Market under the symbol “SRLS”. The price range per share of our common stock presented below for the years ended September 30, 2010 and September 30, 2009 by quarter represents the highest and lowest closing prices for our common stock on The NASDAQ Capital Market.

2010 Quarter Ended	High	Low
September 30, 2010	$4.09	$3.05
June 30, 2010	$5.45	$3.82
March 31, 2010	$4.00	$3.16
December 31, 2009	$4.06	$2.30

2009 Quarter Ended	High	Low
September 30, 2009	$2.53	$1.05
June 30, 2009	$1.26	$0.38
March 31, 2009	$1.50	$0.36
December 31, 2008	$2.75	$1.06

Holders

As of November 19, 2010 there were 18,857,034 shares of our common stock outstanding and 178 holders of record of our common stock. The closing price of our stock on November 19, 2010 was $3.91 per share.

Dividends

Our Board of Directors has no current plans to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in future loan agreements and other agreements and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to our Amended and Restated 2001 Stock Incentive Plan and our 2009 Equity Incentive Plan and commitments pursuant to Susan L.N. Vogt’s and Gregory A. Gould’s employment agreements as of September 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	1,242,794		$3.68	283,138
2009 Equity Incentive Plan	554,500		$3.00	712,440
Equity compensation plans not approved by security holders:
Individual compensation arrangements	700,000	(1)	$5.93	N/A
Total	2,497,294		$4.16	995,578

(1)	450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share and 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share. These options vested in equal annual installments over a period of three years and have a maximum term of ten years.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock over the period from September 30, 2005 to September 30, 2010, as compared with that of The NASDAQ Composite Index and The NASDAQ Biotechnology Index, based on an initial investment of $100 in each on September 30, 2005. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SeraCare Life Sciences, Inc., The NASDAQ Composite Index and The NASDAQ Biotechnology Index

*	$100 invested on 9/30/05 in stock or index-including reinvestment of dividends.

	September 30,
	2005	2006	2007	2008	2009	2010
SeraCare Life Sciences, Inc.	100.00	32.66	32.38	16.84	13.80	20.55
NASDAQ Composite	100.00	106.39	127.37	96.70	100.00	112.86
NASDAQ Biotechnology	100.00	104.16	116.91	108.19	112.02	121.07
Item 6.	SELECTED FINANCIAL DATA

The following table provides our selected financial data and has been derived from our audited financial statements for the five years ended September 30, 2010. The information below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

On March 29, 2007, we sold certain assets and liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics Collaborative division involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery and its results are presented as discontinued operations in the following table.

On October 1, 2007, we signed a lease agreement which enabled us to consolidate all of our Massachusetts operations into our Milford facility during the year ended September 30, 2008. As a result, we began marketing our West Bridgewater facility and land for sale. Due to a softening in the real estate market, we recorded a loss of $0.7 million during the year ended September 30, 2009 to write-down the assets to their fair value less costs to sell.

As a result of goodwill impairment testing, we recorded impairments to our Diagnostics and Biopharmaceutical Products segment during the years ended September 30, 2009 and 2008 in the amount of $15.1 million and $8.0 million, respectively. For more information, see the notes to our financial statements.

During the year ended September 30, 2007, we initiated a rebranding strategy. As a result, we wrote-off the BBI Diagnostics trade name which was carried on the books at $5.2 million.

In March 2006, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code and emerged from bankruptcy proceedings in May 2007. We completed all of our reorganization activities by the end of fiscal 2008. For more information, see the notes to our financial statements.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	In thousands, except for per share data
STATEMENT OF OPERATIONS DATA:
Revenue	$50,380	$44,434	$48,967	$47,304	$49,176
Cost of revenue	29,594	28,990	33,945	33,930	32,552
Gross profit	20,786	15,444	15,022	13,374	16,624
Research and development expense	777	1,122	1,776	566	496
Selling, general and administrative expenses	13,161	13,714	16,119	14,527	13,308
Impairment of assets and loss related to assets held for sale	—	15,741	7,987	5,220	—
Reorganization items	—	—	1,314	5,224	9,408
Operating income (loss)	6,848	(15,133)	(12,174)	(12,163)	(6,588)
Interest expense	(234)	(380)	(386)	(697)	(2,114)
Interest expense to related parties	—	—	—	(313)	(493)
Other income (expense), net	99	183	221	194	286
Income (loss) before income taxes	6,713	(15,330)	(12,339)	(12,979)	(8,909)
Income tax (benefit) expense	8	49	(376)	76	(31)
Net income (loss) from continuing operations	6,705	(15,379)	(11,963)	(13,055)	(8,878)
Loss from discontinued operations, net of income tax	—	—	—	(110)	(15,400)
Net income (loss)	$6,705	$(15,379)	$(11,963)	$(13,165)	$(24,278)
EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share:
Continuing operations	$0.36	$(0.83)	$(0.64)	$(0.82)	$(0.64)
Discontinued operations	—	—	—	(0.01)	(1.10)
Net income (loss)	$0.36	$(0.83)	$(0.64)	$(0.83)	$(1.74)
Diluted earnings (loss) per common share:
Continuing operations	$0.35	$(0.83)	$(0.64)	$(0.82)	$(0.64)
Discontinued operations	—	—	—	(0.01)	(1.10)
Net income (loss)	$0.35	$(0.83)	$(0.64)	$(0.83)	$(1.74)

	As of September 30,
	2010	2009	2008	2007	2006
	In thousands
SELECTED BALANCE SHEET DATA:
Working capital	$25,959	$17,644	$14,330	$20,084	$7,777
Total assets	$43,626	$34,464	$51,097	$58,440	$71,108
Long-term obligations(1)	$22	$1,195	$61	$2,111	$5,718
Stockholders’ equity	$34,502	$26,194	$40,410	$50,524	$41,566

(1)	Includes debt, notes payable to related parties and capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Business Overview

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. Our innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers, biobanking and contract research services. Our quality systems, scientific expertise and state-of-the-art facilities support our customers in meeting the stringent requirements of the highly regulated life sciences industry.

Our business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. Our Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.

Our customer base is diverse and operates in a highly regulated environment. We have built our reputation on providing a comprehensive portfolio of products and services and operating state-of-the-art facilities that incorporate the industry’s highest quality standards. Our customers include IVD manufacturers; hospital-based, independent and public health labs; blood banks; government and regulatory agencies; and organizations involved in the discovery, development and commercial production of human and animal therapeutics and vaccines, including pharmaceutical and biotechnology companies, veterinary companies and academic and government research organizations. In the years ended September 30, 2010, 2009 and 2008, NIH accounted for 21%, 15% and 18% of our revenue, respectively, and Roche Molecular Systems accounted for 14%, 13% and 12% of our revenue, respectively.

This discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates on at least a quarterly basis. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates and actual results could differ from these estimates.

Results of Operations

The following table shows our statement of operations data as a percentage of revenue:

	Year Ended September 30,
	2010	2009	2008
	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0
Cost of revenue	58.7	65.2	69.3
Gross profit	41.3	34.8	30.7
Research and development expense	1.6	2.5	3.6
Selling, general and administrative expenses	26.1	30.9	32.9
Impairment of assets and loss related to assets held for sale	—	35.4	16.3
Reorganization items	—	—	2.8
Operating income (loss)	13.6	(34.0)	(24.9)
Interest expense	(0.5)	(0.9)	(0.8)
Other income, net	0.2	0.4	0.5
Income (loss) before income taxes	13.3	(34.5)	(25.2)
Income tax (benefit) expense	—	0.1	(0.8)
Net income (loss)	13.3	(34.6)	(24.4)

Comparison of years ended September 30, 2010 and September 30, 2009

  Revenue

The following table provides our segment revenue in millions of dollars for the years ended September 30, 2010 and 2009, respectively:

	September 30, 2010	September 30, 2009	Percent change
Diagnostic & Biopharmaceutical Products	$34.1	$32.8	4%
BioServices	16.3	11.6	40%
Total revenue	$50.4	$44.4	13%

Revenue for the year ended September 30, 2010 increased by 13%, or $6.0 million, to $50.4 million from $44.4 million for the year ended September 30, 2009. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $1.3 million, a 4% increase. Diagnostic & Biopharmaceutical Products revenue grew due to increased sales of therapeutic grade human serum albumin products as well as bioprocessing products but was partially offset by decreased sales of controls due to changes in the blood testing market.

During the year ended September 30, 2010, revenue for our BioServices segment increased by $4.7 million, a 40% increase, to $16.3 million from $11.6 million for the year ended September 30, 2009. The BioServices segment benefited from increased government funding of scientific research which resulted in additional services provided directly to the government as well as services provided to commercial customers who received government funding. We expect revenue for our BioServices segment to decrease during fiscal 2011 due to the expiration of certain government contracts and the reduction in funding from the American Recovery and Relief Act.

  Gross Profit

Gross profit margin increased to 41% for the year ended September 30, 2010 from 35% for the year ended September 30, 2009. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 52% for the year ended September 30, 2010 from 40% for the year ended September 30, 2009. The increase is due to lower raw material costs and a reduction in manufacturing expenses due to the consolidation of our manufacturing facility. Our BioServices gross profit margin was 19% for both the years ended September 30, 2010 and 2009.

  Research and Development Expense

Research and development expense totaled $0.8 million, or 2% of revenue, for the year ended September 30, 2010 as compared to $1.1 million, or 3% of revenue, for the year ended September 30, 2009. Our customers have increased their product development requests, resulting in lower research and development expense as our scientists have been working on these billable customer projects and the associated cost is presented as cost of revenue. In addition, during the latter half of fiscal 2009 and the full year of fiscal 2010, we controlled spending by focusing on priority projects. As a result of the reduced spending, fiscal 2010 has a full year of savings as compared to a partial year of savings during fiscal 2009. We expect to increase research and development during fiscal 2011.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $13.2 million, or 26% of revenue for the year ended September 30, 2010, from $13.7 million, or 31% of revenue for the year ended September 30, 2009. During the year ended September 30, 2010, we have focused on improving our processes and have decreased discretionary spending from the year ended September 30, 2009. During the year ended September 30, 2010, we collected previously written-off receivables, resulting in recoveries to bad debt and negotiated lower pricing for various services. These savings were partially offset by $0.5 million for professional services related to exploring potential transactions.

  Impairment of Assets

We performed our annual impairment test as of March 31, 2010 and concluded that no impairment had occurred. Due to the expected decrease in BioServices revenue for fiscal 2011, we retested goodwill for impairment as of September 30, 2010 and concluded that no impairment had occurred.

Due to the economic downturn, the turmoil in the financial markets and the associated decline in our stock price and market capitalization, we tested goodwill for impairment during the first half of the year ended September 30, 2009. At that time, we revised our future cash flow projections as revenue during that period was lower than expected due to the economic downturn. As a result, during the year ended September 30, 2009, we recorded an impairment charge to goodwill in the amount of $15.1 million, all of which related to our Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The remaining goodwill of $4.3 million on our balance sheets relates to the BioServices segment. There has been no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.

We will continue to test goodwill for impairment as part of our annual impairment testing or as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

  Loss Related to Assets Held for Sale

On October 1, 2007, we signed a lease agreement which enabled us to consolidate all of our Massachusetts operations into our Milford facility during the year ended September 30, 2008. As a result, we began marketing our West Bridgewater facility and land for sale. Due to a softening in the real estate market, we recorded a loss of $0.7 million during the year ended September 30, 2009 to write-down the assets to their fair value less costs to sell. We sold these assets for $1.4 million ($1.3 million net of selling expenses) during the year ended September 30, 2010.

  Operating Income (loss)

Operating income (loss) resulted from the factors above and included stock-based compensation expense and depreciation and amortization. Operating income was $6.8 million for the year ended September 30, 2010, which included stock-based compensation and depreciation and amortization totaling $1.6 million and $1.1 million, respectively, as compared to an operating loss of $15.1 million for the year ended September 30, 2009, which included an impairment of goodwill, loss related to assets held for sale, stock-based compensation and depreciation and amortization totaling $15.1 million, $0.7 million, $1.2 million and $1.3 million, respectively.

  Interest Expense and Other Income

Interest expense was $0.2 million during the year ended September 30, 2010 as compared to $0.4 million during the year ended September 30, 2009. During the year ended September 30, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to our revolving credit facility which we terminated in October 2009. During the year ended September 30, 2009, interest expense primarily related to drawdowns on our revolving credit facility which we terminated during the year ended September 30, 2010 and our mortgage, which we repaid in January 2010. Other income was $0.1 million and $0.2 million for the years ended September 30, 2010 and 2009, respectively. Other income related primarily to the collection of royalty payments from the sale of certain assets of our Genomics Collaborative division, which occurred in 2007.

  Income Tax Expense

During the year ended September 30, 2010, we recorded a state tax provision of $0.1 million offset by a federal tax benefit of $0.1 million. The state tax provision related to a reserve for a state tax receivable which is currently under audit. The federal tax benefit is due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments. We recorded a nominal tax provision during the year ended September 30, 2009. As of September 30, 2010 and 2009, we had a deferred tax asset, net of liabilities of $31.4 million and $33.6 million, respectively, which were fully reserved on the balance sheet.

  Net Income (Loss) and Earnings (Loss) Per Share

As a result of the above, net income was $6.7 million for the year ended September 30, 2010 compared to a net loss of $15.4 million for the year ended September 30, 2009. Earnings per share on a basic and diluted basis was $0.36 and $0.35, respectively, for the year ended September 30, 2010 compared to net loss per share on a basic and diluted basis of $0.83 for the year ended September 30, 2009.

Comparison of years ended September 30, 2009 and September 30, 2008

  Revenue

The following table provides our segment revenue in millions of dollars for the years ended September 30, 2009 and 2008, respectively:

	September 30, 2009	September 30, 2008	Percent change
Diagnostic & Biopharmaceutical Products	$32.8	$35.0	(6)%
BioServices	11.6	14.0	(17)%
Total revenue	$44.4	$49.0	(9)%

Revenue for the year ended September 30, 2009 decreased by 9%, or $4.6 million, to $44.4 million from $49.0 million for the year ended September 30, 2008. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $2.2 million, a 6% decrease from the prior period. Diagnostic & Biopharmaceutical Products revenue had $0.1 million in sales from therapeutic grade human serum albumin products during the year ended September 30, 2009 as compared to $2.6 million during the year ended September 30, 2008. This revenue has historically been variable and we are building a new customer base as a result of switching suppliers in December 2007. Excluding therapeutic grade human serum albumin products, revenue from our core manufactured products increased $0.3 million, or 1%.

During the year ended September 30, 2009, revenue for our BioServices segment decreased by $2.4 million, or 17%, to $11.6 million from $14.0 million in the year ended September 30, 2008. We billed $1.0 million during the year ended September 30, 2008 pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods. We had no such billings during the year ended September 30, 2009. The remaining decrease is due to fewer requests for services from our customers as a result of reduced research spending stemming from the economic downturn during fiscal 2009.

  Gross Profit

Gross profit margin increased to 35% in the year ended September 30, 2009 from 31% in the year ended September 30, 2008. The increase in margin was mainly attributable to the increase in our Diagnostic & Biopharmaceutical Products margin to 40% in the year ended September 30, 2009 compared to 33% in the year ended September 30, 2008. The product margin increased due to efficiencies related to consolidating our manufacturing operations and improved cost cutting measures and the increased focus on inventory control taken during the year ended September 30, 2009. This increase in products margin was offset by the BioServices margin decreasing to 19% in the year ended September 30, 2009 from 24% in the year ended September 30, 2008. During the year ended September 30, 2008, our BioServices margin rates benefited from $1.0 million billed pursuant to a government contract which related to the settlement of indirect billing rates used in previous periods.

  Research and Development Expense

Research and development expense totaled $1.1 million, or 3% of revenue, in the year ended September 30, 2009 and $1.8 million, or 4% of revenue, in the year ended September 30, 2008. During the year ended September 30, 2009, we focused on cost control resulting in reduced compensation and other project related expenses. As a result, spending decreased as compared to the year ended September 30, 2008.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $13.7 million, or 31% of revenue, in the year ended September 30, 2009, from $16.1 million, or 33% of revenue, in the year ended September 30, 2008. As part of our fiscal 2009 operating plan, we streamlined the organization to achieve operational efficiencies and reduce compensation expense. We also reduced other spending compared to the prior year, including marketing, travel and office expenses. In addition, stock compensation expense decreased $0.6 million during the year ended September 30, 2009 as compared to the year ended September 30, 2008.

  Impairment of Assets

Due to the turmoil in the financial markets and the associated decline in our stock price and market capitalization, we recorded an impairment charge to goodwill of $8.0 million during the year ended September 30, 2008 related to our Diagnostic & Biopharmaceutical Products segment. During the first half of the year ended September 30, 2009, the financial markets and our stock price continued to decline and we revised our future cash flow projections as revenue was lower than expected due to the economic downturn. As a result, we recorded an impairment charge to goodwill in the amount of $15.1 million, all of which related to our Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The remaining goodwill of $4.3 million on our balance sheets related to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.

  Loss Related to Assets Held for Sale

On October 1, 2007, we signed a lease agreement which enabled us to consolidate all of our Massachusetts operations into our Milford facility during the year ended September 30, 2008. As a result, we began marketing our West Bridgewater facility and land for sale. Due to a softening in the real estate market, we recorded a loss of $0.7 million during the year ended September 30, 2009 to write-down the assets to their fair value less costs to sell. We sold these assets for $1.4 million during the year ended September 30, 2010.

  Reorganization Items

Reorganization items include legal, accounting and other professional fees related to our bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become a current and timely filer with the SEC. These expenses totaled $1.3 million during the year ended September 30, 2008. There were no reorganization items during the year ended September 30, 2009.

  Operating Loss

Operating loss resulted from the factors above and included impairment charges, stock-based compensation expense and depreciation and amortization. Our operating loss was $15.1 million for the year ended September 30, 2009, which included impairment charges to goodwill and our assets held for sale, stock-based compensation expense and depreciation and amortization totaling $15.1 million, $0.7 million, $1.2 million and $1.3 million, respectively, as compared to an operating loss of $12.2 million for the year ended September 30, 2008, which included an impairment charge to goodwill, stock-based compensation expense and depreciation and amortization totaling $8.0 million, $1.8 million and $1.3 million, respectively.

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

  Income Tax Expense (Benefit)

Taxes were nominal during the year ended September 30, 2009. During the year ended September 30, 2008, we recognized a tax benefit of $0.4 million as a result of amending our previously filed tax returns. As of September 30, 2009 and 2008, we had deferred tax assets, net of liabilities, of $33.6 million and $26.4 million, respectively, which were fully reserved on the balance sheet.

  Net Loss and Net Loss Per Share

As a result of the above, net loss was $15.4 million in the year ended September 30, 2009 compared to a net loss of $12.0 million in the year ended September 30, 2008. Net loss per share on a basic and fully diluted basis was $0.83 in the year ended September 30, 2009 compared to $0.64 in the year ended September 30, 2008.

Liquidity and Capital Resources

  Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	September 30,
	2010	2009	2008
Net cash provided by (used in) operating activities	$10.4	$4.0	$(2.6)
Net cash provided by (used in) investing activities	0.9	(0.1)	(3.8)
Net cash (used in) provided by financing activities	(1.4)	(0.7)	(0.2)
Net increase (decrease) in cash and cash equivalents	$9.9	$3.2	$(6.6)

As of September 30, 2010, our cash balance was $16.1 million, an increase of $9.9 million from our cash balance as of September 30, 2009. As of September 30, 2010, we maintained substantially all of our cash at one financial institution in non-interest bearing deposit accounts. Since interest rates are low, this strategy generates a higher savings to bank fees than the interest income that would have been earned in an interest bearing account.

We had a current ratio, current assets to current liabilities, of 4.8 to 1 as of September 30, 2010 compared to 4.7 to 1 as of September 30, 2009. Total liabilities as of September 30, 2010 were $9.1 million compared to $8.3 million as of September 30, 2009. The total debt to equity ratio was 0.3 to 1.0 as of both September 30, 2010 and September 30, 2009.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our operating cash needs for at least the next twelve months.

  Operating Cash Flows

Cash provided by operating activities was $10.4 million for the year ended September 30, 2010, an improvement of $6.4 million compared to cash provided by operating activities of $4.0 million during the year ended September 30, 2009. During the year ended September 30, 2010, we had net income of $6.7 million, which included non-cash charges of approximately $3.2 million, primarily related to stock based compensation, depreciation and amortization and inventory write-downs. Inventory, accrued expenses and accounts payable increased $0.9 million, $0.9 million and $0.8 million, respectively. Inventory increased in order to meet expected upcoming demand. Accrued expenses increased primarily due to customer deposits and the deferral of revenue on our government contracts due to our indirect billing rate. The indirect billing rate applied to government contract invoices is a preliminary rate subject to government audit, and is higher than our calculated indirect billing rate for fiscal 2010. The government is currently in the process of reviewing our indirect billing rate calculation for fiscal 2010. We have reserved the revenue in excess of our calculated indirect billing rate for fiscal 2010. Our accounts payable increased at September 30, 2010 due to the purchase of equipment as requested under our billable government contracts.

During the fiscal year ended September 30, 2009, cash provided by operating activities was $4.0 million. During the fiscal year ended September 30, 2009, we had a net loss of $15.4 million, which included non-cash charges of approximately $19.2 million, primarily related to goodwill impairment, stock based compensation and depreciation and amortization. Inventory decreased by $2.7 million while receivables increased by $0.5 million. We had decreases in accounts payable and accrued expenses of $1.4 million and $0.4 million, respectively. Inventory decreased as we reduced production and sold the surplus inventory that we had intentionally built up at the end of fiscal 2008 in preparation for the move of our manufacturing operations from West Bridgewater, Massachusetts to Milford, Massachusetts. Our trade receivables increased $0.7 million due to stronger sales at the end of fiscal 2009 as compared to fiscal 2008. We received a tax refund from the federal government which decreased our taxes receivable by $0.2 million. Accounts payable declined as we decreased spending during the year ended September 30, 2009. Accrued expenses decreased due to the payment of accruals for the renovations at our Maryland facilities which are complete.

  Investing Cash Flows

Cash provided by investing activities was $0.9 million for the year ended September 30, 2010 compared to cash used in investing activities of $0.1 million for the year ended September 30, 2009. During the year ended September 30, 2010, we realized $1.3 million from the sale of our West Bridgewater facility and land and invested $0.4 million in equipment. During the fourth quarter of fiscal 2010, we purchased an additional $0.7 million of equipment that will be paid for in early fiscal 2011. During the year ended September 30, 2009, we received $0.5 million from our landlord for renovations at our Gaithersburg, Maryland facility. In addition, we spent $0.7 million for equipment as well as for renovations at our Frederick, Maryland facility. During the years ended September 30, 2010 and 2009, we received $0.1 million and $0.2 million, respectively, in royalty payments related to the sale of certain assets of our Genomics Collaborative division which occurred in 2007.

  Financing Cash Flows

Cash used in financing activities was $1.4 million for the year ended September 30, 2010 compared to cash used in financing activities of $0.7 million for the year ended September 30, 2009. During the year ended September 30, 2010, we made debt payments of $1.5 million, primarily for the mortgage note which we repaid in full when we sold our West Bridgewater facility. During the first half of the year ended September 30, 2009, we utilized our revolving credit facility and received proceeds of $19.7 million, all of which was repaid during the year ended September 30, 2009. We also made payments for the mortgage note and various capital leases totaling $0.7 million during the year ended September 30, 2009.

Off-Balance Sheet Arrangements

During the year ended September 30, 2010, we were not a party to any off-balance sheet arrangements.

Debt

As of September 30, 2010, we had debt of less than $0.1 million comprised of various capital leases.

At September 30, 2009, we had a $10.0 million revolving credit facility for working capital and other general corporate purposes. At that time, the effective interest rate on the facility was 3.00% per annum, and there was no outstanding balance. We terminated the credit facility in October 2009. We paid a $0.1 million termination fee, which was charged to interest expense during the year ended September 30, 2010. We also had $0.1 million of unamortized deferred financing expenses related to the credit facility, which was also charged to interest expense during the year ended September 30, 2010.

At September 30, 2009, we also had a mortgage note on our West Bridgewater facility and land, which was then due in February 2011. The principal amount outstanding under the note was $1.4 million as of September 30, 2009. At that time, the effective interest rate on the note was 6.25% per annum. We sold the West Bridgewater facility and land in December 2009 and repaid the mortgage note in full at that time.

Critical Accounting Policies and Estimates

We have determined that for the periods covered in our 2010 Annual Report the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

Use of Estimates in the Preparation of Financial Statements.  To prepare the financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide estimates regarding the collectibility of accounts receivable, the net realizable value of our inventory, the recoverability of long-lived assets, as well as our deferred tax asset and valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

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

Returns.  We will accept the return of goods, if prior to returning the goods, the purchaser contacts us and requests a return authorization and we approve this authorization based upon the customer clearly stating the reason for the return. We maintain an allowance for sales returns and record a decrease to revenue when we have specific knowledge of a customer complaint. The allowance for sales returns was nominal as of both September 30, 2010 and 2009.

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

A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. We provide a reserve based upon factors related to age, historical scrap rates, usability and fair market value. Our recorded inventory reserve was $1.7 million and $2.8 million as of September 30, 2010 and 2009, respectively. Should it be determined that the reserve is insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on our gross profit margin.

Long-Lived Assets.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent the carrying value exceeds the fair value of the asset. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased results of operations, and decrease the carrying value of these assets.

Property and equipment are carried at historical cost. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the asset are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our depreciable assets are as follows:

Furniture and equipment	7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of the life of the improvement or the remaining term of the lease

Contingencies and Litigation Reserves.  We are involved from time to time in litigation incidental to the conduct of our business. These claims may be brought by, among others, the government, clients, customers, employees and other third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining contingency and litigation reserves, management considers, among other issues:

•	interpretation of contractual rights and obligations;
•	the status of government regulatory initiatives, interpretations and investigations;
•	the status of settlement negotiations;
•	prior experience with similar types of claims;
•	whether there is available insurance; and
•	advice of counsel.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but is subject to at least an annual assessment for impairment. Goodwill is evaluated annually and whenever events or circumstances indicate that it might be impaired. We have assigned goodwill to discrete reporting units and determine impairment by comparing the carrying value of the reporting unit to its estimated fair value.

Income Taxes.  As part of the process of preparing financial statements, management is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the rates is recognized as income in the period that includes the enactment date. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the statement of operations will result.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. We have recorded a valuation allowance of $31.4 million and $33.6 million as of September 30, 2010 and 2009, respectively, due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and negatively impacting our financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting our financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

Stock-Based Compensation.  We recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.6 million, $1.2 million and $1.8 million was recognized in the years ended September 30, 2010, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) provided guidance for using fair value to measure assets and liabilities which applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The guidance clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. The guidance also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. Under the guidance, fair value measurements are separately disclosed by level within the fair value hierarchy. The FASB agreed to defer the effective date of the guidance for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this guidance on October 1, 2008 for assets and liabilities not subject to the deferral and on October 1, 2009 for all other assets and liabilities. The guidance did not have a material effect on our financial position, results of operations or cash flows.

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

The revised guidance also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this guidance on October 1, 2009. The guidance did not have a material effect on our financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this guidance on October 1, 2009. The guidance did not have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Accordingly, we will adopt this guidance on October 1, 2010. The guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$83	$60	$23	$—	$—
Operating lease obligations	17,451	2,554	5,315	5,452	4,130
Purchase obligations	2,092	1,883	209	—	—
TOTAL	$19,626	$4,497	$5,547	$5,452	$4,130
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.  As of September 30, 2010, we had no assets or liabilities subject to risks from interest rate changes. Our cash was held in non-interest bearing deposit accounts. Since interest rates are low, this strategy generates a higher savings to bank fees than the interest income that would have been earned in an interest bearing account.

Foreign Currency Exchange Risk.  We do not believe that we currently have material exposure to foreign currency exchange risk because all international sales are denominated in U.S. dollars.

We were not a party to any derivative financial instruments at September 30, 2010.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

Management is required to evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this annual report on Form 10-K of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered independent public accounting firm regarding our management’s report on internal control over financial reporting, as SEC rules do not require such an attestation report.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of our fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that no such changes during the fourth quarter of our fiscal year ended September 30, 2010 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item, including information concerning our directors and executive officers, compliance with Section 16(a) of the Exchange Act, our Code of Ethics, nominations of directors and our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required in response to this item, including information concerning our executive compensation, compensation committee interlocks and insider participation, and our compensation committee report, will appear in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item, including information concerning our equity compensation plans and security ownership of certain beneficial owners and management, will appear in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, and as such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item, including information concerning certain relationships and related transactions and director independence, will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item, including information concerning our principal accounting fees and services and the audit committee’s pre-approval policies, will appear in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, and such information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements filed with this Annual Report on Form 10-K are listed in the index to the financial statements, which appears on page F-1.
(b)	The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2	First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3	Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4	Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1
3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1
4.1	Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10.1.1	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.1
10.1.2	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.2
10.1.3	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.3
10.1.4	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.4
10.1.5	Employment Agreement, dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	2/1/08	10.1
10.1.6	Amendment dated December 31, 2008 to the Employment Agreement dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.3
10.1.7	Amendment dated March 30, 2009 to the Employment Agreement dated February 1, 2008 and amended December 31, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.4
10.1.8	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	10-K	11/19/09	10.1.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1.9	Offer Letter, dated September 1, 2004, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	S-1	6/19/08	10.1.4
10.1.10	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	10-K	11/19/09	10.1.10
10.1.11	Offer Letter, dated September 29, 2006, between SeraCare Life Sciences, Inc. and William J. Smutny.*	S-1	6/19/08	10.1.5
10.1.12	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and William J. Smutny.*	10-K	11/19/09	10.1.12
10.2.1	Amended and Restated 2001 Stock Incentive Plan, as amended.*	10-K	11/19/09	10.2.1
10.2.2	2009 Equity Incentive Plan.*	S-8	3/13/09	4.1
10.2.3	Form of Nonqualified Stock Option Agreement.*	8-K	5/21/07	99.2
10.2.4	Form of Incentive Stock Option Agreement.*	8-K	5/21/07	99.3
10.3.1	SeraCare Life Sciences, Inc. Fiscal 2009 Director Compensation Program.*	10-K	12/8/08	10.3
10.3.2	Amendment No. 1 to the Fiscal 2009 Director Compensation Program.*	10-Q	5/12/09	10.5
10.3.3	Amendment No. 2 to the Fiscal 2009 Director Compensation Program.*	10-Q	8/11/09	10.1
10.3.4	SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-K	11/19/09	10.3.4
10.3.5	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-Q	8/11/10	10.2
10.3.6	SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program.*				X
10.4	SeraCare Life Sciences, Inc. Management Incentive Program.*	10-K	1/31/08	10.4
10.5	Award/Contract No. HHSN261200655000C, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6	Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infections Diseases, National Institute of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7	Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8	Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.1
10.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.2
10.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.3
10.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.	10-K	1/31/08	10.8.4
10.9	Assignment of Lease, dated September 14, 2004, between SeraCare Life Sciences, Inc. and BBI-Biotech Research Laboratories, Inc.				X
10.10	Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3
10.11	Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12	Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13	Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14	Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15	$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8
10.16	Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
10.17	Amendment to Promissory Note, Loan Agreement, Mortgage and Loan Documents and Assumption and Loan Modification Agreement, dated July 31, 2009, by and between Commerce Bank & Trust Company and SeraCare Life Sciences, Inc.	8-K	8/3/09	10.1
10.18	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 10, 2005 by and between the National Institutes of Health and SeraCare Life Sciences, Inc.				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.18.1	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 18, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.18
10.18.2	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 23, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.19
10.18.3	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 16, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	4/29/10	10.20
10.18.4	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of June 4, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	8/11/10	10.1
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
23.1	Consent of Mayer Hoffman McCann P.C.				X
31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X
31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X
32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.				X

*	Indicates management contract or compensatory plan or arrangement.
†	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. agreed to assume certain of the obligations of Boston Biomedica, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeraCare Life Sciences, Inc.
/s/ Susan L.N. Vogt By: Susan L.N. Vogt Title: President and Chief Executive Officer Date: December 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Susan L.N. Vogt Susan L.N. Vogt	President, Chief Executive Officer and Director (Principal Executive Officer)	December 1, 2010
/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 1, 2010
/s/ Eugene I. Davis Eugene I. Davis	Chairman	December 1, 2010
/s/ Samuel D. Anderson Samuel D. Anderson	Director	December 1, 2010
/s/ Harold S. Blue Harold S. Blue	Director	December 1, 2010
/s/ Sarah L. Murphy Sarah L. Murphy	Director	December 1, 2010
/s/ Jill Tillman Jill Tillman	Director	December 1, 2010

SERACARE LIFE SCIENCES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheets of SeraCare Life Sciences, Inc. as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
December 1, 2010

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$16,074,915	$6,169,396
Accounts receivable, less allowance for doubtful accounts of $40,000 and $195,000 as of September 30, 2010 and 2009, respectively	7,288,133	7,179,946
Taxes receivable	118,486	257,405
Inventory	9,028,809	8,706,937
Prepaid expenses and other current assets	333,191	155,533
Total current assets	32,843,534	22,469,217
Property and equipment, net	5,970,179	5,941,589
Assets held for sale	—	1,264,330
Goodwill	4,284,979	4,284,979
Other assets	526,810	504,006
Total assets	$43,625,502	$34,464,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,787,855	$1,320,259
Accrued expenses	4,041,172	3,155,666
Current portion of long-term debt	55,994	349,329
Total current liabilities	6,885,021	4,825,254
Long-term debt	21,970	1,194,979
Other liabilities	2,216,916	2,249,950
Total liabilities	9,123,907	8,270,183
Commitments and contingencies
Stockholders’ equity
Preferred stock — $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2010 and 2009	—	—
Common stock — $.001 par value, 35,000,000 shares authorized, 18,853,584 and 18,652,982 shares issued and outstanding as of September 30, 2010 and 2009, respectively	18,853	18,653
Additional paid-in capital	104,351,093	102,748,387
Retained earnings	(69,868,351)	(76,573,102)
Total stockholders’ equity	34,501,595	26,193,938
Total liabilities and stockholders’ equity	$43,625,502	$34,464,121

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2010	2009	2008
Revenue	$50,380,140	$44,434,171	$48,966,648
Cost of revenue	29,594,419	28,989,764	33,944,392
Gross profit	20,785,721	15,444,407	15,022,256
Research and development expense	777,068	1,122,077	1,776,462
Selling, general and administrative expenses	13,160,750	13,714,119	16,118,864
Impairment of goodwill	—	15,091,099	7,986,481
Loss related to assets held for sale	—	650,000	—
Reorganization items	—	—	1,314,013
Operating income (loss)	6,847,903	(15,132,888)	(12,173,564)
Interest expense	(234,745)	(380,128)	(385,797)
Other income, net	99,493	183,256	220,531
Income (loss) before income taxes	6,712,651	(15,329,760)	(12,338,830)
Income tax (benefit) expense	7,900	49,435	(375,781)
Net income (loss)	$6,704,751	$(15,379,195)	$(11,963,049)
Earnings (loss) per common share
Basic	$0.36	$(0.83)	$(0.64)
Diluted	$0.35	$(0.83)	$(0.64)
Weighted average shares outstanding
Basic	18,817,478	18,598,844	18,562,350
Diluted	19,108,186	18,598,844	18,562,350

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (deficit)	Total Amount
	Shares	Amount
Balance, September 30, 2007	18,557,948	18,558	99,736,794	(49,230,858)	50,524,494
Net loss	—	—	—	(11,963,049)	(11,963,049)
Stock issued under stock plan	7,632	8	39,945	—	39,953
Stock-based compensation expense	—	—	1,808,827	—	1,808,827
Balance, September 30, 2008	18,565,580	18,566	101,585,566	(61,193,907)	40,410,225
Net loss	—	—	—	(15,379,195)	(15,379,195)
Stock issued under stock plan	87,402	87	96,407	—	96,494
Stock-based compensation expense	—	—	1,066,414	—	1,066,414
Balance, September 30, 2009	18,652,982	18,653	102,748,387	(76,573,102)	26,193,938
Net income	—	—	—	6,704,751	6,704,751
Exercise of options	8,664	9	10,821	—	10,830
Stock issued under stock plan	191,938	191	592,142	—	592,333
Stock-based compensation expense	—	—	999,743	—	999,743
Balance, September 30, 2010	18,853,584	$18,853	$104,351,093	$(69,868,351)	$34,501,595

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,704,751	$(15,379,195)	$(11,963,049)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,064,131	1,264,378	1,313,978
Amortization of deferred financing expenses	142,733	182,560	179,875
Bad debt (recoveries) expense, net	(147,115)	53,424	17,766
Write-down of inventory	559,719	790,490	2,935,510
Impairment of goodwill	—	15,091,099	7,986,481
Loss related to assets held for sale	—	650,000	—
Loss on disposal of property and equipment	1,000	12,063	33,278
Gain on disposition of certain assets of Genomics Collaborative division	(80,000)	(176,162)	—
Stock-based compensation	1,592,076	1,162,908	1,848,780
(Increase) decrease from changes:
Accounts receivable	38,928	(693,301)	32,767
Taxes receivable	138,919	231,442	1,237,539
Inventory	(881,591)	2,656,464	(7,772,886)
Prepaid expenses and other current assets	(177,658)	25,607	213,459
Other assets	(165,537)	(48,225)	101,507
Increase (decrease) from changes:
Accounts payable	787,698	(1,446,531)	565,534
Prepetition liabilities	—	—	(198,612)
Accrued expenses and other liabilities	852,472	(415,490)	853,564
Net cash provided by (used in) operating activities	10,430,526	3,961,531	(2,614,509)
Cash flows from investing activities:
Purchases of property and equipment	(413,823)	(721,159)	(4,969,608)
Proceeds from the sale of assets held for sale, net.	1,264,330	—	—
Proceeds from landlord for leasehold improvements.	—	483,266	1,206,738
Proceeds from the disposition of certain assets of Genomics Collaborative division	80,000	176,162	—
Proceeds from the disposal of property and equipment	—	12,000	—
Net cash provided by (used in) investing activities	930,507	(49,731)	(3,762,870)
Cash flows from financing activities:
Repayments of long-term debt	(1,466,344)	(662,770)	(200,705)
Proceeds from revolving credit facility	—	19,700,000	—
Repayments of revolving credit facility	—	(19,700,000)	—
Deferred financing expenses	—	(25,500)	—
Proceeds from exercise of options	10,830	—	—
Net cash used in financing activities	(1,455,514)	(688,270)	(200,705)
Net increase (decrease) in cash and cash equivalents	9,905,519	3,223,530	(6,578,084)
Cash and cash equivalents, beginning of year	6,169,396	2,945,866	9,523,950
Cash and cash equivalents, end of year	$16,074,915	$6,169,396	$2,945,866
Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$103,408	$199,897	$211,188
Federal income taxes	$6,000	$—	$—
State income taxes	$8,103	$67,884	$31,357
(b) Cash received for:
Federal income taxes	$136,476	$230,552	$1,550,658
State income taxes	$—	$6,690	$90,562
(c) Non-cash items disclosure:
Deferred Rent	$—	$—	$544,560
Stock issued for Director and Officer services	$592,333	$96,494	$39,953
Capital lease agreements	$—	$108,644	$—

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

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements.  To prepare the financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In particular, SeraCare provides estimates regarding the collectibility of accounts receivable, the net realizable value of the Company’s inventory, the recoverability of long-lived assets, as well as the Company’s deferred tax asset and valuation allowance. On an ongoing basis, the Company evaluates its estimates based on historical experience and various other assumptions that SeraCare believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

us to the customers at a later stage in the shipment process. We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. Revenue from service arrangements is recognized when the services are provided as long as all other criteria of SAB 104 are met.

Returns.  The Company will accept the return of goods, if prior to returning the goods, the purchaser contacts the Company and requests a return authorization and we approve this authorization based upon the customer clearly stating the reason for the return. The Company maintains an allowance for sales returns and records a decrease to revenue when it has specific knowledge of a customer complaint. The allowance for sales returns was nominal as of both September 30, 2010 and 2009.

Shipping and Handling Costs.  Shipping and handling billed to customers is recorded as revenue and shipping and handling costs are included in cost of revenue in the accompanying statements of operations.

Advertising.  Advertising costs are expensed as incurred. Advertising expenses were nominal during the year ended September 30, 2010 and were $0.1 million and $0.2 million for the years ended September 30, 2009 and 2008, respectively.

Cash and Cash Equivalents.  The Company places its cash with financial institutions or federal government securities in order to limit the amount of credit exposure. As of September 30, 2010, the Company maintained substantially all of its cash at one financial institution in non-interest bearing deposit accounts. The cash balance at this financial institution exceeds federally insured limits. Since interest rates are low, this strategy generates a higher savings to bank fees than the interest income that would have been earned in an interest bearing account. As of September 30, 2009, cash equivalents consisted of investments in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities. All cash equivalents were highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments.  Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value. Long-term debt are financial liabilities with carrying values that approximate fair value due to the recent incurrence of these obligations.

Accounts Receivable.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customers’ current buying habits. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based on specific customer collection issues that have been identified. The following table presents changes in our allowance for doubtful accounts:

	As of September 30,
	2010	2009	2008
Balance at beginning of the year	$195,000	$170,000	$175,000
Bad debt (recoveries) expense, net	(147,115)	53,424	17,766
Write-offs	(7,885)	(28,424)	(22,766)
Balance at end of the year	$40,000	$195,000	$170,000

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

we have ordered in advance from manufacturers or that we have in inventory. This approach tends to increase the risk of obsolescence for products we hold in inventory.

A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. We provide a reserve based upon factors related to age, historical scrap rates, usability and fair market value. The Company’s recorded inventory reserve was $1.7 million and $2.8 million as of September 30, 2010 and 2009, respectively. Should it be determined that the reserve is insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on our gross profit margin.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Goodwill is not amortized, but is subject to at least an annual assessment for impairment. Goodwill is evaluated annually and whenever events or circumstances indicate that it might be impaired. The Company has assigned goodwill to discrete reporting units and determines impairment by comparing the carrying value of the reporting unit to its estimated fair value.

Other intangible assets consist primarily of various identifiable intangible assets, the values of which are assigned to via the appraisal process as part of the allocation of the purchase price of assets acquired in business combinations. In this process, values are assigned to contracts, customer relationships, technology and trademarks using various valuation techniques including the present value of expected future cash flows. The intangible assets are amortized over their expected useful lives. As of September 30, 2010 and 2009, the gross cost of these assets was $1.2 million and was fully amortized. There was no amortization expense during the year ended September 30, 2010. Amortization expense for the years ended September 30, 2009 and 2008 was $0.2 million and $0.3 million, respectively.

Income taxes.  As part of the process of preparing financial statements, management is required to estimate the Company’s income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the rates is recognized as income in the period that includes the enactment date. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the statement of operations will result.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. The Company has recorded a valuation allowance of $31.4 million and $33.6 million as of September 30, 2010 and 2009, respectively, due to uncertainties related to the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and negatively impacting SeraCare’s financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred Financing Costs.  The Company capitalizes costs directly related to debt financing and amortizes such costs over the term of the financing. These costs are being amortized using the straight-line method. Deferred financing costs amortized to interest expense for the years ended September 30, 2010, 2009 and 2008 was approximately $0.1 million, $0.2 million and $0.2 million, respectively.

Stock-Based Compensation.  The Company recognizes share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.6 million, $1.2 million and $1.8 million was recognized in the years ended September 30, 2010, 2009 and 2008, respectively.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Accordingly, the Company will adopt this guidance on October 1, 2010. The guidance is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Reorganization items include legal, accounting and other professional fees related to the Company’s bankruptcy proceedings, reorganization, litigation, relisting on NASDAQ and efforts to become compliant with the SEC. There were no reorganization items during the fiscal years ended September 30, 2010 or 2009. These expenses totaled $1.3 million during the fiscal year ended September 30, 2008.

4. Inventory

Inventory consists of the following:

	At September 30,
	2010	2009
Raw materials and supplies	$1,251,965	$1,623,148
Work-in process	879,686	813,874
Finished goods	8,614,977	9,059,860
Gross inventory	10,746,628	11,496,882
Reserve for obsolete inventory	(1,717,819)	(2,789,945)
Net inventory	$9,028,809	$8,706,937

5. Property and Equipment

Property and equipment consist of the following:

	At September 30,
	2010	2009
Furniture and equipment	$4,283,648	$3,475,427
Computer equipment and software	886,447	856,175
Construction in progress	183,001	100,695
Leasehold improvements	5,790,755	5,711,793
	11,143,851	10,144,090
Less: accumulated depreciation and amortization	(5,173,672)	(4,202,501)
Property and equipment, net	$5,970,179	$5,941,589

Depreciation expense, including amortization of property under capital leases, was $1.1 million, $1.1 million and $1.0 million for the years ended September 30, 2010, 2009 and 2008, respectively. During the year ended September 30, 2010, the Company purchased $0.7 million of equipment which will be paid for during fiscal 2011.

6. Asset Held For Sale

On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

estate market, the Company recorded a loss of $0.7 million during the year ended September 30, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. The Company sold these assets for $1.4 million ($1.3 million net of selling expenses) during the year ended September 30, 2010.

7. Goodwill

The Company performed its annual impairment test of goodwill as of March 31, 2010 and concluded that no impairment was required. Due to the expected decrease in BioServices segment revenue for fiscal 2011, the Company retested goodwill for impairment as of September 30, 2010 and concluded that no impairment was required.

Due to the turmoil in the financial markets and the associated decline in the Company’s stock price and market capitalization, the Company recorded an impairment charge of $8.0 million during the year ended September 30, 2008. During the first half of the year ended September 30, 2009, the financial markets and the Company’s stock price continued to decline and the Company revised its future cash flow projections as revenue was lower than expected due to the economic downturn. As a result, during the year ended September 30, 2009, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believed were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.

The Company will continue to test goodwill for impairment as part of its annual impairment testing and as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

The changes in the carrying value of goodwill during the years ended September 30, 2010, 2009 and 2008 are summarized as follows:

Balance as of September 30, 2007	$27,362,559
Goodwill impairment Diagnostics & Biopharmaceutical Products	(7,986,481)
Balance as of September 30, 2008	19,376,078
Goodwill impairment Diagnostics & Biopharmaceutical Products	(15,091,099)
Balance as of September 30, 2009	4,284,979
Goodwill adjustments	—
Balance as of September 30, 2010	$4,284,979

8. Long-Term Debt

Long-term debt consists of the following:

	At September 30,
	2010	2009
Real property mortgage note	$—	$1,400,000
Capital leases	77,964	144,308

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

	At September 30,
	2010	2009
Total debt	77,964	1,544,308
Less current portion	(55,994)	(349,329)
Total long-term debt	$21,970	$1,194,979

  Real Property Mortgage Note

Pursuant to the acquisition of substantially all of the assets of the BBI Diagnostics and BBI Biotech Research Laboratories, Inc. divisions of Boston Biomedica, Inc. (“BBI”), the Company entered into an Assumption and Modification Agreement, dated as of September 14, 2004, with Commerce Bank & Trust Company, pursuant to which the Company assumed certain of BBI’s obligations under the loan documents referenced therein. The obligations assumed by the Company included a promissory note with an outstanding principal balance of approximately $2.3 million. The note was secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts, which was acquired by the Company pursuant to the acquisition. The interest rate per annum was equal to 0.75% in excess of the bank’s published corporate base rate.

On July 31, 2009, the Company amended the note. Under the note amendment, the Company paid monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter made monthly principal and interest payments based on a ten-year amortization schedule. The note amendment also extended the final maturity to February 28, 2011 from August 31, 2009 and as such, the Company classified a portion of the Note as a noncurrent liability on its Balance Sheet as of September 30, 2009. Under the note amendment, the Company paid interest at the bank’s base rate plus 3%, with a floor of 6.25%.

The Company sold the West Bridgewater property for $1.4 million and repaid the note in its entirety during the year ended September 30, 2010.

  GE Capital Credit and Security Agreement

In June 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. During the year ended September 30, 2010, the Company terminated the Credit and Security Agreement and paid a $0.1 million termination fee to GE Capital which was charged to interest expense. In addition, the Company had $0.1 million of unamortized deferred financing expenses related to the Credit and Security Agreement which was charged to interest expense.

Obligations under the Credit and Security Agreement were secured by substantially all the assets of the Company excluding the Company’s real property located at its West Bridgewater facility, which was subject to a separate mortgage note. The revolving credit facility, which may have been used for working capital and other general corporate purposes, was governed by a borrowing base. The interest rate per annum was equal to 2.75% over LIBOR. The Company paid 0.50% per annum as an unused line fee. Interest was payable monthly. Mandatory prepayments of the revolving credit facility were required any time the outstanding revolving loan balance exceeded the borrowing base. The agreement contained standard representations, covenants and events of default for facilities of this type. In addition, the agreement prohibited the payment of dividends during the term of the agreement. Occurrence of an event of default would have allowed the lenders to accelerate the payment of the loan and/or terminate the commitments to lend, in addition to the exercise of other legal remedies, including foreclosing on collateral.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

  Aggregate Maturities

The aggregate maturities of long-term debt for each of the fiscal years subsequent to September 30, 2010 are as follows:

Total
2011	$55,994
2012	21,970
$77,964

9. Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.

  Purchase Commitments and Suppliers

At September 30, 2010 the Company was obligated to make purchases in the amount of $1.9 million and $0.2 million during fiscal 2011 and 2012, respectively. These purchase obligations are for inventory purchases and miscellaneous operating contracts.

While there are some materials that the Company obtains from a single supplier, the Company is not dependent on any one supplier or group of suppliers for the Company’s business as a whole. Raw materials are generally available from a number of suppliers. The Company’s normal contract terms are FOB SeraCare’s dock with payment terms of 30-45 days. The Company has a contract with Octapharma USA, Inc. for the supply of therapeutic grade human serum albumin.

  Risks and Uncertainties, Significant Customers and Sales Commitments

Storage of plasma and plasma products, labeling, and distribution activities are subject to strict regulation and licensing by the FDA. All of the Company’s facilities are subject to periodic inspection by the FDA. Failure to comply or correct deficiencies in compliance with applicable laws or regulations could subject the Company to enforcement action, including product seizures, recalls, and civil and criminal penalties. Any incident of non-compliance could have a material adverse effect on the Company’s business.

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

For the year ended September 30, 2010, approximately 35% of revenue was from two customers. These customers represented 43% of accounts receivable as of September 30, 2010. For the year ended September 30, 2009, approximately 28% of revenue was from two customers. These customers represented 29% of the accounts receivable as of September 30, 2009. For the year ended September 30, 2008, approximately 30% of revenue was from two customers.

Information regarding the Company’s geographical concentration of revenue is as follows:

	Year Ended September 30,
	2010	2009	2008
United States	$40,363,020	$35,564,548	$41,247,822
Europe	7,328,771	6,431,786	5,603,150
Asia	1,621,444	1,413,744	1,312,085
Other	1,066,905	1,024,093	803,591
Total	$50,380,140	$44,434,171	$48,966,648

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

SeraCare has an exclusive license agreement which provides the know-how to manufacture certain genetic controls. SeraCare has royalty obligations under this agreement. The Company expensed $0.1 million in total under this agreement on net sales generated during the fiscal year ended September 30, 2010.

As of September 30, 2010, SeraCare has two non-exclusive licensing agreements with the NIH. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company had royalty expenses of $0.1 million to the NIH under the two agreements on net sales generated during each of the fiscal years ended September 30, 2010, 2009 and 2008.

SeraCare also has a non-exclusive licensing agreement with Millipore Corporation (“Millipore”) under which Millipore pays for the use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received $0.1 million from Millipore under this agreement during each of the fiscal years ended September 30, 2010, 2009 and 2008. During the year ended September 30, 2010, Millipore was purchased by Merck KGaA.

10. Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. The lease may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. Renovations on the buildings in the Milford facility began in early October 2007. In January 2008, the Company moved its headquarters from its West Bridgewater, Massachusetts facility to its Milford facility and moved the manufacturing operations from West Bridgewater to Milford during the fourth quarter of fiscal 2008. The Milford facility houses SeraCare’s entire Massachusetts operations, including the Company’s corporate headquarters. During fiscal 2008, the renovations to the Milford facility generated an increase of $3.7 million in capital expenditures related to leasehold improvements and equipping the corporate headquarters. The Company was reimbursed $1.2 million by the landlord and recorded a deferred lease liability which will be recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both September 30, 2010 and 2009, the total deferred lease liability for this facility was $1.4 million.

The Company also leases properties in Frederick, Maryland and Gaithersburg, Maryland. These leases expire in July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. As of September 30, 2010 and 2009, the total deferred lease liability for both facilities was $1.0 million and $1.1 million, respectively.

During the year ended September 30, 2009, the Company entered into two 36 month capital leases for computer hardware and a truck. On April 3, 2007, the Company entered into a 60 month capital lease for testing equipment. On November 18, 2004, the Company entered into a 60 month capital lease for various equipment. As of September 30, 2010 and 2009, the Company had equipment related to capital leases of $0.2 million and $0.5 million, respectively and accumulated amortization was $0.1 million and $0.3 million, respectively.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital Leases	Operating Leases	Total Leases
Fiscal years ended September 30,
2011	$60,618	$2,553,739	$2,614,357
2012	22,689	2,622,987	2,645,676
2013	—	2,691,708	2,691,708
2014	—	2,775,787	2,775,787
2015	—	2,675,858	2,675,858
Thereafter	—	4,130,489	4,130,489
Total minimum lease payments	83,307	$17,450,568	$17,533,875
Less: amounts representing interest	(5,343)
Present value of future minimum capital lease payments	$77,964

Rent expense amounted to $2.9 million, $2.9 million and $3.0 million for the years ended September 30, 2010, 2009 and 2008, respectively. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

11. Income Taxes

Income tax expense from continuing operations consists of the following:

	As of September 30,
	2010	2009	2008
Current provision (credit):
Federal	$(101,269)	$(29,207)	$(237,580)
State	109,169	78,642	(138,201)
Total current provision (credit)	7,900	49,435	(375,781)
Deferred tax provision (benefit):
Federal	2,407,694	(4,143,135)	(3,289,869)
State	(155,765)	(3,054,990)	2,227,234
Total deferred provision (credit)	2,251,929	(7,198,125)	(1,062,635)
Total provision (credit)	2,259,829	(7,148,690)	(1,438,416)
(Decrease) increase in valuation allowance	(2,251,929)	7,198,125	1,062,635
Total income tax (benefit) expense	$7,900	$49,435	$(375,781)

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	As of September 30,
	2010	2009	2008
Computed provision for taxes	34.0%	34.0%	34.0%
State taxes	6.2%	3.7%	(1.5)%
Other, net	(1.4)%	(0.1)%	(9.9)%
Provision to return	(5.1)%	—%	—%
Change in valuation allowance	(33.5)%	(38.0)%	(19.5)%
Total provision, net of valuation allowance	0.2%	(0.4)%	3.1%

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

	As of September 30,
	2010	2009	2008
Net operating loss carryforwards:
Federal	$42,220,000	$44,843,000	$39,243,000
State	$40,803,000	$40,805,000	$48,836,000

	As of September 30,
	2010	2009	2008
Deferred tax assets	$31,366,844	$33,618,773	$26,420,648
Less: valuation allowances	(31,366,844)	(33,618,773)	(26,420,648)
Net deferred tax asset	$—	$—	$—

Deferred tax assets as of September 30, 2010, 2009 and 2008 relate primarily to federal and state net operating loss carryforwards that begin to expire during 2024. The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Because management does not believe that it is more likely than not that the deferred tax assets will be realized, a full valuation allowance has been established.

During the year ended September 30, 2010, the Company recorded a state tax provision of $0.1 million offset by a federal tax benefit of $0.1 million. The state tax provision related to a reserve for a state tax receivable which is currently under audit. The federal tax benefit is due to federal tax law changes which allowed the Company to amend a prior return and utilize net operating loss carry-forwards to recover alternative minimum tax payments. Tax expense for the year ended September 30, 2009 related to non-income measure taxes at the state level offset by a federal benefit that resulted from amending previously filed federal tax returns. The Company recorded a current tax benefit of $0.4 million for the year ended September 30, 2008 as a result of amending previously filed federal and state income tax returns.

The Company files a U.S. federal income tax return as well as various state income tax returns. The Company is no longer subject to tax examinations for years ending before September 30, 2007, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before such time. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as selling, general and administrative expense.

12. Stockholders’ Equity

As of September 30, 2007, the total number of shares outstanding was 18,557,948. During fiscal 2008, the non-employee directors were issued a total of 7,632 shares of the Company’s common stock.

During fiscal 2009, the non-employee directors were issued a total of 49,620 shares of the Company’s common stock and the senior management team was issued 37,782 shares of the Company’s common stock.

During fiscal 2010, employees exercised 8,664 stock options, the non-employee directors were issued a total of 23,705 shares of the Company’s common stock and the senior management team was issued 168,233 shares of the Company’s common stock.

As of September 30, 2010, the total number of shares outstanding was 18,853,584.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation Plans

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

As of September 30, 2010, 995,578 shares of common stock remain available for future grants under the Plans. Options covering 220,156 shares of common stock have been exercised under the Plans. As of September 30, 2009, options to purchase 1,527,792 shares of common stock remained outstanding under the Plans. During fiscal 2010, options to purchase 570,000 shares of common stock were issued under the Plans. Employees and non-employee members of the Board of Directors received options to purchase 485,000 and 85,000 shares of common stock, respectively. In addition, 23,705 and 168,233 shares of common stock were issued to the non-employee directors and senior management team, respectively. Of the 168,233 shares of common stock that were issued to the senior management team, 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan in November 2009 and are included in the stock-based compensation expense table below as part of selling, general and administrative expenses for the year ended September 30, 2010. In fiscal 2010, options to purchase 267,000 shares of common stock expired and options to purchase 24,834 shares of common stock were forfeited. Employees exercised 8,664 stock options during fiscal 2010. As of September 30, 2010, options to purchase 1,797,294 shares of common stock remained outstanding under the Plans, of which 838,796 were exercisable.

  Options Granted Outside of the Plans

As of September 30, 2009, options to purchase 700,000 shares of common stock were issued outside the Plans. During fiscal 2010, there was no activity outside of the Plans. As of September 30, 2010, options to purchase 700,000 shares were outstanding, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of the Company’s options as of September 30, 2010 and changes during the year then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding September 30, 2009	2,227,792	$5.57
Granted	570,000	$3.00
Exercised	(8,664)	$1.25
Expired	(267,000)	$13.70
Forfeited	(24,834)	$2.34
Outstanding September 30, 2010	2,497,294	$4.16	3.81	$1,711,131
Exercisable at September 30, 2010	1,538,796	$5.04	3.99	$605,560

The Company’s stock price closed at $3.65 on September 30, 2010. Intrinsic value for stock options is defined as the difference between the current market value of the stock and the exercise price. The intrinsic value represents the value that would have been received by the option holders had the option holders exercised all of their options as of that date.

Compensation expense recognized during each of the three years in the period ended September 30, 2010 includes compensation expense for all awards issued subsequent to October 1, 2005. The Company recognizes compensation costs net of estimated forfeitures on a graded vesting basis over the vesting period for each award. The Company believes this methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method. All grants contain accelerated vesting provisions in the event of a change in control and certain agreements contain acceleration provisions for dismissal that is not for cause.

The following table presents stock-based compensation expense included in our statements of operations:

	Year Ended September 30,
	2010	2009	2008
Cost of revenue	$270,006	$198,766	$252,859
Research and development expense	35,422	55,614	67,435
Selling, general and administrative expenses	1,286,648	908,528	1,528,486
Total stock-based compensation expense	$1,592,076	$1,162,908	$1,848,780
Incremental charge to earnings per share
Basic and Diluted	$0.08	$0.06	$0.10

No stock-based compensation expense was capitalized during fiscal 2010, 2009 or 2008. The Company had no income tax benefit recognized in the income statement for share-based compensation arrangements during each of the three years in the period ended September 30, 2010.

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

paying no dividends. The fair value is then amortized on a graded basis over the vesting period. The assumptions used in the Black-Scholes option-pricing model are as follows:

	As of September 30,
	2010	2009	2008
Expected stock volatility	114.18 – 120.35%	100.81 – 115.34%	84.17 – 91.74%
Weighted-average volatility	115.10%	101.30%	89.05%
Risk free interest rate	1.18 – 1.51%	1.22 – 1.52%	1.85 – 3.61%
Expected term of options (years)	2.81 – 3.50	2.81 – 3.50	2.81 – 3.50
Expected annual dividend per share	0%	0%	0%

The weighted-average grant date fair value of options granted during the years ended September 30, 2010, 2009 and 2008 was $2.15, $0.82 and $3.18, respectively. The intrinsic value of the options exercised during the year ended September 30, 2010 was less than $0.1 million. There were no options exercised during fiscal 2009 or 2008.

The Accounting Standards Codification (“Codification”) requires the cash flows from the tax benefits from deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. There was no excess cash tax benefit classified as a financing cash inflow for the three years in the period ended September 30, 2010.

As of September 30, 2010, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.19 years. The total fair value of shares vested during the years ended September 30, 2010, 2009 and 2008 was $1.0 million, $1.2 million and $1.8 million, respectively.

14. Earnings Per Share

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

The following table sets out the computations of basic and diluted earnings (loss) per common share:

	Year Ended September 30,
	2010	2009	2008
Numerator:
Net income (loss)	$6,704,751	$(15,379,195)	$(11,963,049)
Denominator:
Weighted average common shares outstanding	18,817,478	18,598,844	18,562,350
Effect of dilutive securities:
Stock options(1)	290,708	—	—
Diluted weighted average common shares outstanding	19,108,186	18,598,844	18,562,350
Earnings (loss) per common share:
Basic	$0.36	$(0.83)	$(0.64)
Diluted	$0.35	$(0.83)	$(0.64)

(1)	Excluded from the calculation of diluted earnings per common share for the year ended September 30, 2010 were 1,523,770 shares related to stock options because their exercise prices would render them anti-dilutive. Excluded from the calculation of diluted earnings per common share for the years ended September 30, 2009 and 2008 were 2,152,423 and 1,748,414 shares, respectively, related to stock options because their effect was anti-dilutive on the net loss.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company’s segment information as of or for the years ended September 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Revenue:
Diagnostic & Biopharmaceutical Products	$34,135,674	$32,855,388	$34,982,601
BioServices	16,244,466	11,578,783	13,984,047
Total revenue	$50,380,140	$44,434,171	$48,966,648
Gross profit:
Diagnostic & Biopharmaceutical Products	$17,627,607	$13,289,538	$11,643,308
BioServices	3,158,114	2,154,869	3,378,948
Total gross profit	$20,785,721	$15,444,407	$15,022,256
Identifiable assets:
Diagnostic & Biopharmaceutical Products	$16,459,183	$17,514,921	$35,723,683
BioServices	10,112,917	8,598,530	8,564,597
Total identifiable assets	$26,572,100	$26,113,451	$44,288,280
Depreciation:
Diagnostic & Biopharmaceutical Products	$681,570	$732,546	$740,515
BioServices	382,561	349,847	308,959
Total depreciation	$1,064,131	$1,082,393	$1,049,474
Capital expenditures:
Diagnostic & Biopharmaceutical Products	$267,724	$559,969	$3,954,212
BioServices	146,099	269,834	1,015,396
Total capital expenditures	$413,823	$829,803	$4,969,608

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2010, the Company purchased $0.7 million of equipment which will be paid for during fiscal 2011 and is not included in the table above as capital expenditures. Of the $0.7 million, $0.1 million was for the Diagnostic & Biopharmaceutical Products segment and $0.6 million was for the BioServices segment.

16. Fair Value Measurements

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

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$16,074,915	$—	$—	$16,074,915

At September 30, 2010, the fair value of the assets measured and classified within Level 1 was based on quoted prices.

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of September 30, 2010, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis during the year ended and as of September 30, 2010.

17. Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan (the “401(k) Plan”). Effective January 1, 2007, the company amended the 401(k) Plan to match employee contributions each pay period at a rate of 25% of eligible contributions to employees who had more than one year of service with the Company. Eligible contributions are defined as employee contributions up to a maximum of 6% of employee compensation. On April 1, 2009, the Company amended the 401(k) Plan and stopped its matching contributions. Total matching contributions made to the 401(k) Plan and charged to expense by the Company were $0.1 million for each of the years ended September 30, 2009 and 2008. There were no matching contributions during the year ended September 30, 2010.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

18. Subsequent Events

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. The Company emerged from bankruptcy protection under the Joint Plan of Reorganization which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. As part of the Joint Plan of Reorganization, on September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was provided pursuant to the Company’s insurance policy with Carolina Casualty, of which $3.0 million was awarded to the plaintiffs, $0.5 million was reserved to cover ongoing legal expenses for directors and officers related to a Securities and Exchange Commission and Department of Justice investigation and the remaining $0.9 million was reserved to cover the defendants’ previously incurred legal expenses. During November 2010, the Company was informed that the monies reserved to cover legal expenses were not entirely used and the Company was refunded $0.9 million. The Company recorded the $0.9 million refund in November 2010.

19. Summarized Quarterly Financial Data (Unaudited)

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

	For the Three Months Ended
	December 31(1)	March 31	June 30	September 30	Total Year
Year ended September 30, 2010:
Revenue	$11,257,105	$12,851,370	$12,975,119	$13,296,546	$50,380,140
Gross profit	4,916,774	5,558,578	5,107,568	5,202,801	20,785,721
Operating income	1,493,095	1,982,429	1,386,463	1,985,916	6,847,903
Net income	1,282,535	2,096,347	1,311,779	2,014,090	6,704,751
Earnings per common share:
Basic	0.07	0.11	0.07	0.11	0.36
Diluted	0.07	0.11	0.07	0.11	0.35
Year ended September 30, 2009:
Revenue	$9,270,619	$10,863,948	$11,777,786	$12,521,818	$44,434,171
Gross profit	2,286,080	3,744,314	4,246,850	5,167,163	15,444,407
Operating (loss) income	(16,791,427)	(592,557)	771,562	1,479,534	(15,132,888)
Net (loss) income	(16,910,523)	(605,722)	697,019	1,440,031	(15,379,195)
(Loss) earnings per common share:
Basic	(0.91)	(0.03)	0.04	0.08	(0.83)
Diluted	(0.91)	(0.03)	0.04	0.08	(0.83)

(1)	In the first quarter of fiscal 2009, SeraCare wrote-off $15.1 million of goodwill related to the Diagnostics and Biopharmaceutical Products segment.