Form 10-K/A
period 2010-09-30
SERACARE LIFE SCIENCES INC
filed 2011-01-28
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 1-34105

SeraCare Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Birch Street Milford, Massachusetts	01757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 244-6400

Securities registered pursuant to Section 12(b) of the Exchange Act:

(Title of Class)	(Name of exchange on which registered)
Common stock, $.001 Par Value Per Share	The NASDAQ Capital Market

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

As of January 15, 2011, there were 19,244,906 shares of our common stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to amend our Annual Report on Form 10-K to include the information required by Part III, Items 10 through 14, which was previously omitted from our Annual Report on Form 10-K in accordance with the instructions to Form 10-K.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our Board of Directors has six members. With the exception of Ms. Vogt, our President and Chief Executive Officer, who has served on our Board of Directors since September 1, 2006, none of our directors is an employee of SeraCare.

The following table provides information concerning our executive officers and directors as of January 25, 2011:

Name	Age	Position
Executive Officer
Susan L.N. Vogt	57	President and Chief Executive Officer, Director
Gregory A. Gould	44	Chief Financial Officer, Treasurer and Secretary
Ronald R. Dilling	55	Vice President, Manufacturing Operations
Katheryn E. Shea	42	Vice President, BioServices Operations
Director
Eugene I. Davis	55	Chairman of the Board of Directors
Samuel D. Anderson	75	Director
Harold S. Blue	49	Director
Sarah L. Murphy	35	Director
Jill Tillman	60	Director

Susan L.N. Vogt has been our President and Chief Executive Officer since July 2006 and a member of the Board of Directors since September 1, 2006. Ms. Vogt was previously President of the BioPharmaceutical division of Millipore Corporation, a multinational bioscience company, from January 2001 through May 2005, where she ran a $520 million division with more than 1,600 employees deployed in 23 countries. Prior to that, from June 1999 through January 2001, she was the Vice President and General Manager of the Laboratory Water Division of Millipore Corporation. Ms. Vogt holds an M.B.A. from Boston University and a B.A. from Brown University. Ms. Vogt currently serves on the Board of Directors of Andor Technology plc and Justrite Manufacturing Company. The principal factors that led our Board of Directors to conclude that Ms. Vogt should serve as a director include her record of accomplishment as our President and Chief Executive Officer, the Board’s belief in her ability to continue to lead the organization successfully to execute our long-term plans and her extensive experience leading other businesses in our industry.

Gregory A. Gould has been our Chief Financial Officer and Treasurer since August 2006 and our Secretary since November 2006. From August 2005 to August 2006, Mr. Gould provided financial and accounting consulting services through his consulting company, Gould LLC. From April 2005 to August 2005, Mr. Gould served as the Chief Financial Officer and Senior Vice President of Integrated BioPharma, Inc., a life sciences company serving the pharmaceutical, biotechnology and nutraceutical markets. Prior to that, from February 2004 through January 2005, Mr. Gould served as the Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. From 1996 through October 2003, Mr. Gould served as Director of Finance and then as the Chief Financial Officer and Treasurer of Colorado MEDtech, a high tech software development, product design and manufacturing company. Mr. Gould is a director of CytoDyn, Inc. Mr. Gould holds a B.S. in Business Administration from the University of Colorado, Boulder and is a Certified Public Accountant in the State of Colorado.

Ronald R. Dilling has been our Vice President, Manufacturing Operations since our acquisition of some assets of the Celliance division of Serologicals Corporation in January 2006, where he served as the Managing Director of Manufacturing Operations from December 2001 to January 2006. Mr. Dilling has over 35 years of professional experience in the life sciences industry in operations and production. Before joining Serologicals Corporation, he worked at Intergen Company LLP as its Vice President of Operations, Hazelton Biologics (JRH BioSciences) as its Director of Operations and Gibco Laboratories (Invitrogen) as its Production Laboratories Manager.

Katheryn E. Shea has been our Vice President, BioServices Operations since April 2006. From September 2004 to April 2006, Ms. Shea was our Director of Repository Operations and, prior to our acquisition of Boston Biomedica, Inc., or BBI, in 2004, she held the same position at BBI from 2000 to 2004. She served as Scientific Reviewer for the National Institute of Allergy and Infectious Diseases in 2003 and 2005, as Councilor for the International Society for Biological and Environmental Repositories from 2002 to 2003 and as Secretary-Treasurer of that organization from 2004 to 2007. Ms. Shea earned her B.S. in Biology with a minor in Chemistry from Mount Saint Mary’s College in Maryland.

Eugene I. Davis has been our Chairman of the Board of Directors since May 2007. Since 1997, Mr. Davis has been Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a member of the Board of Directors of Knology, Inc., DEX One Corp., Ambassadors International Inc., Atlas Air Worldwide Holdings Inc., Rural/Metro Corp., Spectrum Brands, Inc. and TerreStar Corporation. Within the last five years, Mr. Davis has served as a director of American Commercial Lines, Inc., Delta Airlines, Inc., Haights Cross Communications, Inc., Solutia, Inc., Atari, Inc., Exide Technologies, IPCS, Inc., Knology Broadband, Inc., Oglebay Norton Company, Tipperary Corporation, McLeod Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc. and Media General, Inc. The principal factors that led our Board of Directors to conclude that Mr. Davis should serve as a director include his strong leadership qualities, his expertise with turnarounds for companies like SeraCare, his extensive experience serving on boards of public companies, and his knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and corporate governance. Mr. Davis’ service on our Board commenced with our plan of reorganization, under which one of our investors at the time, Harbinger Capital Partners, selected Mr. Davis to serve as a director.

Samuel D. Anderson has served as a member of our Board of Directors since September 2001. Mr. Anderson was a director of and consultant to Biomat USA from April 1996 to September 2001. Mr. Anderson also served as a member of the Board of Directors of Cytologic, Inc. from April 2004 until June 2007 and Cypress Bioscience, Inc. from April 1998 until June 2007, and was Chairman of the Board of Hycor Biomedical Inc. from 2000 until 2004, where he also served as a director from 1985 to 2000. The principal factors that led our Board of Directors to conclude that Mr. Anderson should serve as a director include his more than 30 years of experience in the diagnostic and therapeutics industry, including his service as Senior Vice President at Hyland Diagnostics and Therapeutics, a division of Baxter Healthcare, and as the Chief Executive Officer and Chairman of the Board of Alpha Therapeutics. The Board also gave weight to Mr. Anderson’s institutional knowledge and other contributions as the longest serving director of SeraCare.

Harold S. Blue has served as a member of our Board of Directors since April 2009. Mr. Blue founded and serves as managing partner of HealthEdge Investment Partners, an operating-oriented buyout firm that acquires controlling interest in small cap healthcare companies, a position he has held since 2005. Before that, he was managing partner of Comvest Investment Partners from 2003 to 2005. Mr. Blue has also served as the Chief Executive Officer and Vice Chairman of Sandata Technologies, LLC, a home healthcare IT solutions provider, since October 2009. Mr. Blue currently serves on the Board of Directors of six HealthEdge portfolio companies and, in the course of his career, he has served on dozens of boards of directors of both public and private companies and their committees. The principal factors that led our Board of Directors to conclude that Mr. Blue should serve as a director include the breadth of his experience as an investor in and leader of small cap healthcare companies, including his service as a director for numerous companies, his knowledge of our industry, and his close attention to continuous improvements in financial performance. Mr. Blue’s service on our Board was initially suggested by Jacob Safier, our largest investor, who is also an investor in HealthEdge Investment Partners, Mr. Blue’s firm.

Sarah L. Murphy has been a member of our Board of Directors since May 2007. Ms. Murphy has been the Executive Vice President and Chief Financial Officer of Cavalier Telephone, a provider of telecommunications, voice and data services to residential and business customers, since January 2010. She was previously the Senior Vice President, Finance of ITC|Ax |AxDeltacom, Inc. from September 2005 to December 2009. From August 2001 to September 2005, Ms. Murphy was a Vice President and then a Director of AlixPartners, an international corporate restructuring and interim management firm. Ms. Murphy has a bachelor’s degree from Princeton University and a master’s degree in business administration from the Harvard Business School. The principal factors that led our Board of Directors to conclude that Ms. Murphy should serve as a director include her experience with turnarounds for companies like SeraCare, the expertise in financial and operational matters that she developed in her leadership roles in finance, and her general business acumen. Ms. Murphy’s service on our Board commenced with our plan of reorganization, under which one of our investors, Black Horse Capital Management LLC, selected Ms. Murphy to serve as a director.

Jill Tillman has been a member of our Board of Directors since May 2007. Ms. Tillman has been the Chief Operating Officer of Brandywine Hospital in suburban Philadelphia, Pennsylvania since October 2006. From September 2004 to September 2006, she was the Chief Operating Officer and Interim Chief Executive Officer of St. Christopher’s Hospital for Children in Philadelphia. Prior to that, Ms. Tillman served as the Interim Chief Operating Officer from September 2003 to September 2004 and as the Chief Nursing Officer from January 2000 to September 2004 at Hahnemann University Hospital in Philadelphia. She was previously a member of the Board of Directors and a member of the audit committee and chair of the compliance committee of the Board of Directors of Critical Care Systems International, Inc., which operates community-based branch pharmacies and provides specialty pharmaceutical infusion services. Ms. Tillman holds a bachelor’s degree from Villanova University, a master of science degree in nursing from the University of Pennsylvania, a master of business administration degree from Eastern College, and is a graduate of the Nursing Executive Program of the Wharton School of Business. The principal factors that led our Board of Directors to conclude that Ms. Tillman should serve as a director include the deep familiarity with our industry, particularly companies that use our laboratory products, that she developed in her leadership roles in the heath care industry, as well as the operational experience that she developed in those executive positions. Ms. Tillman’s service on our Board commenced with our plan of reorganization, under which one of our investors at the time, Harbinger Capital Partners, selected Ms. Tillman to serve as a director.

Board Committees

The Board of Directors has three standing committees:  the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Current copies of the charters of each of the committees are available in the “Investor Center — Corporate Governance” section of our website at www.seracare.com.

The members, functions and other information about the standing committees of our Board are as follows:

Audit Committee

The Audit Committee assists our Board of Directors in overseeing our accounting and financial reporting processes and has general responsibility for oversight and review of our accounting and financial reporting practices, internal control over financial reporting and accounting and audit activities. The Audit Committee acts pursuant to a written charter. The members of the Audit Committee are Eugene I. Davis (Chair), Harold S. Blue, Sarah L. Murphy and Jill Tillman. Our Board of Directors has determined that each of the members of the Audit Committee qualifies as an “independent” director under the rules of The NASDAQ Stock Market, Inc. applicable to members of audit committees. The Board of Directors has determined that Eugene I. Davis is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Furthermore, as required by the rules and regulations of the SEC, no member of the Audit

Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from us other than compensation for service as a director, including Board and committee fees and grants of stock options.

Compensation Committee

The Compensation Committee oversees our compensation and employee benefit plans and practices and makes recommendations to the Board of Directors regarding the compensation of our executive officers, including our Chief Executive Officer. The Compensation Committee acts pursuant to a written charter. The members of the Compensation Committee are Jill Tillman (Chair), Samuel D. Anderson, Harold S. Blue and Sarah L. Murphy.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the Board of Directors, develops and recommends to the Board corporate governance principles and takes such other actions within the scope of its charter as the Nominating and Corporate Governance Committee deems necessary or appropriate. The members of the Nominating and Corporate Governance Committee are Sarah L. Murphy (Chair), Samuel D. Anderson and Eugene I. Davis.

Code of Ethics

Our Company has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer, all vice presidents, Controller, and Director of Finance and Compliance. A copy of the Code of Ethics can be accessed free of charge by visiting the “Investor Center — Corporate Governance” section of our website at www.seracare.com or by requesting a copy in writing from Gregory A. Gould, Secretary, at SeraCare’s offices. We intend to disclose any changes in or waivers from our Code of Ethics by posting such information on our website or by filing a Form 8-K.

A copy of our Corporate Governance Guidelines may also be accessed free of charge by visiting our website at www.seracare.com and going to the “Investor Center — Corporate Governance” section or by requesting a copy from Gregory A. Gould, Secretary at SeraCare’s offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, 5 and amendments thereto furnished to us with respect to fiscal 2010, and written representations from our directors and executive officers that no Forms 5 were required to be filed with respect to fiscal 2010, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were fulfilled in a timely manner.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Executive Compensation Philosophy

Primary Objectives

Our executive compensation program has been designed to attract, retain and motivate executive officers capable of leading SeraCare to achieve its business objectives. The focus has been to tie short and long-term cash and equity incentives to achievement of corporate performance objectives and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has maintained, and expects to further implement, compensation plans that tie a substantial portion of our executive officers’ overall compensation opportunity to our financial and operational performance.

Benchmarking for Compensation

For benchmarking our executive compensation, the Compensation Committee reviewed certain publicly available compensation data and subscription compensation survey data. For purposes of setting executive compensation for fiscal 2010, the Compensation Committee reviewed compensation data from 18 national and regional companies in our industry. The representative companies whose compensation data the committee reviewed were: Accusphere, Albany Molecular Research, Inc., Arqule Inc., Bio Reference Laboratories, Inc., Boston Life Sciences, Caliper Life Sciences, Inc., Celldex, Clarient, Inc., Clinical Data, Inc., CombinatoRX, Dyax, Encorium Group, Inc., Enzo Biosciences, Exact Sciences, Heska Corp., Ore Pharmaceutical Holdings, Inc. (formally Gene Logic), Repligen Corp. and Stem Cells, Inc. The Compensation Committee believed that this “peer group” of companies provided it with appropriate compensation benchmarks because their organizational structures, revenues or market capitalizations were, within a reasonably broad range, similar to those of SeraCare.

Pay-for-Performance Philosophy

Based on these data, the Compensation Committee approved a pay-for-performance compensation philosophy that was intended to identify the appropriate ranges for a competitive compensation program, with the intent of targeting base, bonus and total compensation for executive officers, including the Chief Executive Officer, in the mid-range of our peer group with variations above or below these ranges dependent on individual and corporate performance and the long-term contributions that the executive was expected to make to SeraCare. The Compensation Committee worked within the framework of this pay-for-performance philosophy to determine the components of each executive’s compensation package based on numerous factors, including:

•	The executive’s particular background and circumstances, including training and prior relevant work experience;
•	The executive’s role with SeraCare and the compensation paid to persons holding comparable positions with peer group companies;
•	The demand for individuals with the executive’s specific expertise and experience;
•	Performance goals and other expectations for the position, including challenges specific to SeraCare;
•	Comparison to other executives within SeraCare having similar levels of expertise and experience; and
•	Uniqueness of industry skills.

Setting and Assessment of Performance Goals

The Compensation Committee implemented a management incentive program for fiscal 2010. The fiscal 2010 management incentive program focused on the achievement of corporate goals rather than individual goals. These corporate goals targeted the achievement of a specified level of adjusted EBITDA, with qualifiers for revenue and cash flow, as described in more detail below. The management incentive plan used a formula based on the degree of achievement of these corporate goals to establish the aggregate amount of a bonus pool that was to be allocated among eligible members of management based generally on a stated percentage of their base salaries, subject to discretionary adjustments by the Compensation Committee for individual performance. The annual corporate goals for fiscal 2010 were proposed by management and approved by the Compensation Committee at the beginning of fiscal 2010. Each executive officer has a target compensation under this incentive program and exceptional corporate performance would generally result in higher compensation for an executive officer. Corporate performance below expectations would generally result in compensation lower than the targeted amount. Performance below a threshold amount would result in a bonus pool of zero. The target performance goals were based on management’s projections for fiscal 2010 and were intended to be aggressive but reasonably achievable under normal business conditions. The threshold performance goals were intended to reflect a base level of ordinary course operations.

In establishing the management incentive program for fiscal 2010, the Compensation Committee retained the discretion to adjust performance goals during the remainder of the year based on circumstances that arose during the course of the year or for transactions or events affecting our stock, changes in accounting principles or practices or other factors which in the Compensation Committee’s determination required an adjustment to carry out the intent of our management incentive plan. This flexibility allowed the Compensation Committee to respond to changing conditions while continuing to ensure that management was provided appropriate incentives to perform at a high level. Similarly, the Compensation Committee retained the discretion to provide bonuses outside the management incentive program to individual executives whose work positively affected the achievement of our corporate performance goals or contributed to other measures of success. In the third quarter of fiscal 2010, the Compensation Committee approved a modification of our corporate performance goals to exclude certain non-recurring expenses that we incurred in connection with our exploration of a potential business opportunity that had not been anticipated at the beginning of fiscal 2010.

Components of Executive Compensation

The principal components of management’s compensation for fiscal 2010 were base salaries, annual bonuses under the management incentive program and long-term equity incentives. The Compensation Committee believed that the total compensation of an executive should generally be comparable to that of executives in similar positions at similarly situated companies of comparable size. The base salary for each of our executives for fiscal 2010 was fixed at a level that the Compensation Committee believed would enable us to hire and retain individuals in a competitive environment. As was the case in fiscal 2009, a portion of management’s salary for the first half of fiscal 2010 was payable in shares of stock in order to preserve cash and enhance the alignment of management’s interests with those of our stockholders. The Compensation Committee used stock options with multi-year vesting to reward long-term performance, to create an incentive for executive officers to attain multi-year goals and as retention tools. These stock options were intended to produce significant value for each executive in circumstances where our stock price performance is outstanding and the executive has an extended tenure.

Base Salary

Base salaries for executive officers for fiscal 2010 were based on the scope of each individual’s responsibilities and prior work experience, taking into account the competitive market compensation paid by other companies in our peer group for similar positions and the overall market demand for such executives. The Compensation Committee believed that base salaries for our executives should generally track at or below the middle range of salaries for executives in our peer group in similar positions and with comparable responsibilities. In determining base salaries, the Compensation Committee considered not only our recent performance, but also the success of our executive officers in developing and executing our strategic plans, developing management employees and exercising leadership in the development of our company. The Compensation Committee also took into account prior salary adjustments, the salaries of our other executive officers, the relative percentage increase in salary, the aggregate cost of salary increases and the fact that a portion of executives’ salaries in fiscal 2009 and fiscal 2010 was paid in stock.

Generally all employees, including our executive officers, are eligible for an annual adjustment to base salary. The Compensation Committee reviews the base salary of our Chief Executive Officer and other executive officers based on the executives’ individual performance and an assessment of whether significant corporate goals were achieved. The individual performance of each of our executive officers was generally determined based on the level of achievement of corporate goals, including those related to his or her area of responsibility, as well as the officer’s management and development of people and his or her ability to motivate others, develop the skills necessary to facilitate the growth of SeraCare as it matures and initiate programs to enhance our growth and success.

The Compensation Committee also periodically realigns base salaries with market levels for similar positions in companies in our peer group. The Compensation Committee makes recommendations to the full Board of Directors regarding the base salaries of the Chief Executive Officer and the other executive officers. For all executive officers other than the Chief Executive Officer, the Compensation Committee also considers the recommendations and assessments of the Chief Executive Officer. The Compensation Committee’s recommendations as to increases in base salary for fiscal 2010 were reviewed and approved by the Board of Directors in November and December 2009.

Base salaries for our named executive officers for fiscal 2010 increased between 1.3% and 2.3% over their respective base salaries for fiscal 2009. None of the executive officers received salary increases in fiscal 2009. The base salary of our Chief Executive Officer increased 2.0% from fiscal 2009 to fiscal 2010. With these adjustments, the base salaries of our Chief Executive Officer and our Chief Financial Officer were at or below both the median and average base salaries for those positions in our peer group of companies. The Compensation Committee decided to increase the base salaries of the other executive officers generally in line with the increases for the Chief Executive Officer and Chief Financial Officer, with adjustments based on recommendations of the Chief Executive Officer.

Management Incentive Program

In fiscal 2010, our executive officers were eligible to receive significant performance-based bonuses under our management incentive plan. Both our Compensation Committee and Board of Directors believed that a significant annual bonus program would create a strong incentive for executive officers to achieve desired short-term corporate goals that are in furtherance of our long-term objectives, including improvements in earnings, revenue and cash flow. The program established target bonuses for each position based on a percentage of base salary. In fiscal 2010, the target bonuses for our executive officers ranged from a low of 30% of their base salaries to a high of 75% of base salaries in the case of the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee reviewed target bonuses as a component of executive compensation against the peer group data and believed that the target bonuses for our executive officers were within the appropriate range as a percentage of base salary and overall total compensation. In the case of the Chief Executive Officer and the Chief Financial Officer, the target bonuses were set at 75% of base salary in accordance with the terms of their employment agreements, which we initially entered into as part of our strategy to exit bankruptcy proceedings. Non-executive vice presidents and management directors were eligible for similar performance-based bonuses with their target bonuses at a lower percentage of salary. All other eligible employees had target bonuses at two percent of salary, with their actual bonus awards dependent solely on the achievement of corporate goals.

The Compensation Committee made recommendations to the full Board of Directors as to the annual bonuses to be paid to the Chief Executive Officer and the other executive officers given each officer’s target bonus, the achievement of corporate goals, and the Compensation Committee’s overall assessment of individual contributions to the achievement of such performance goals. Under the terms of the management incentive plan, the Board of Directors was responsible for the final determination of each individual’s level of achievement against the stated corporate goals and had the authority to approve, modify or override the Compensation Committee’s determination of an executive’s bonus payment based on its view of the achievement of performance goals.

For the fiscal 2010 management incentive plan, the aggregate size of the management bonus pool was determined by a formula that took into account three separate corporate goals: adjusted EBITDA, revenue and cash flows from operations less capital expenditures and certain non-recurring expenses. The adjusted EBITDA target was calculated by excluding depreciation, amortization, stock-based compensation expense and certain non-recurring expenses from our operating income. The Compensation Committee set these targets at a level where the executives would be expected to be paid 75% of their target bonuses if we achieved our target performance under each of the corporate goals, no bonus if we failed to achieve a lower threshold level of performance and 133% if we achieved a higher stretch level of performance for fiscal 2010. For performance between the threshold and target goals and between the target and stretch goals, the bonus pool was determined on a straight line basis between the threshold and target numbers and between the target and stretch numbers, although the bonus pool declined at a faster rate for performance below target than it increased for performance above target. The formula was based primarily on achievement of target adjusted EBITDA and included multipliers of plus or minus 3.0% for the degree of achievement (or lack thereof) of each of the revenue and cash flow goals. We significantly exceeded our target adjusted EBITDA of $9.7 million (before deducting management bonuses). We also significantly exceeded our target of positive $8.2 million for cash flow from operations less capital expenditures and certain non-recurring expenses. We slightly exceeded our target revenue goal of $50.0 million for fiscal 2010. Based on our performance in fiscal 2010, the Compensation Committee and the full Board of Directors determined that the aggregate level of achievement against our fiscal 2010 corporate goals was 113.8%, resulting in a total bonus pool in excess of the targeted amount.

For fiscal 2010, individual performance of an executive officer was determined in the discretion of the Compensation Committee and was generally assessed based on the level of achievement of corporate goals, including those related to the executive’s area of responsibility, as well as his or her management and development of people and his or her ability to motivate others, develop the skills necessary to facilitate the growth of SeraCare as it matures and initiate programs to enhance our growth and success. For all executive officers other than the Chief Executive Officer, the Compensation Committee considered the recommendations of the Chief Executive Officer. After taking into account achievement of our corporate goals, each executive’s individual performance, the recommendations of the Chief Executive Officer and other factors, the Compensation Committee and the full Board of Directors set the named executive officers’ average payment at 109.1% of target bonuses. Mr. Smutny did not receive a bonus under the management incentive plan; excluding him, the average payment was 119.4% of target bonuses.

Based on the criteria described above, the Board of Directors approved the Compensation Committee’s recommendations as to cash bonuses for our executive officers in November 2010. The annual bonuses paid to our named executive officers in December 2010 are set forth in the Summary Compensation Table following this report.

We expect that the Board of Directors will adopt a management incentive program for fiscal 2011 that will contain a target for adjusted EBITDA, with qualifiers for revenue and cash flow and that will otherwise operate in a manner similar to the management incentive plan for fiscal 2010. The fiscal 2011 program has not been finalized. The fiscal 2011 program may alter, among other things, the percentage bonus payout upon achievement of target performance, the relative weighting of the various financial targets and the threshold, target and maximum amounts of the management bonus pool.

Stock Options

The Compensation Committee believes that equity participation is a key component of our executive compensation program. Our Amended and Restated 2001 Stock Incentive Plan, or the 2001 Plan, and our 2009 Equity Incentive Plan, or the 2009 Plan, allow us to grant stock options, restricted stock and other equity-based awards to executive officers and non-executive employees. We have historically used stock options as a means of granting stock-based incentives to employees, including our Chief Executive Officer and other executive officers. Grants of stock options under either the 2001 Plan or the 2009 Plan are designed to more closely align the interests of our executives with the long-term interests of our shareholders and to assist in the retention of executives. Since our stock options have generally become exercisable over a three-year period and have a term of five years, their ultimate value is dependent upon the long-term appreciation of our stock price and the executive’s continued employment. In addition, the Compensation Committee believed that stock options may cause the executive officers to hold a larger equity interest in SeraCare, thereby providing them with the opportunity to share in more of the future value they are responsible for creating.

We generally grant equity-based awards under either the 2001 Plan or the 2009 Plan to employees on an annual basis. Eligibility for an award and the size of the award is assessed based primarily on the individual’s overall performance and the number of awards previously granted to such person. For grants in fiscal 2010, the Compensation Committee decided to maintain levels consistent with grants in fiscal 2009. Annual awards are generally reviewed by the Compensation Committee in the first quarter of each year and then submitted to the full Board of Directors for approval. The Compensation Committee believes that equity grants made early in the fiscal year best allow the committee to take into account prior year performance when determining the size of the award.

In November 2009, the executive officers were all granted options to purchase shares of our common stock pursuant to the 2009 Plan. Ms. Vogt, Mr. Gould, Mr. Dilling, Ms. Shea and Mr. Smutny were issued options to acquire up to 100,000, 70,000, 30,000, 30,000, and 25,000 shares, respectively. Each of these options has an exercise price of $3.00, which was equal to the fair market value of our common stock on the date of grant.

Other Compensation

We maintain other broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan.

Relationship among the Primary Components of Compensation

The Compensation Committee views the three primary components of our executive compensation as related but distinct. The Compensation Committee reviews total compensation, but does not believe that significant compensation derived from one component of compensation should automatically negate or reduce compensation from other components. The Compensation Committee believes that each element of compensation is important for attracting and retaining executives.

The Compensation Committee determines the level for each compensation component primarily based on its view of performance and the level of compensation needed to motivate, attract and retain our employees, but also uses the peer group data described above. The Compensation Committee also considers internal equity and consistency, the size of the total compensation package and other information it deems relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation other than as described above, or among different forms of compensation. This is due to the relatively small size of our executive team and the Compensation Committee’s preference for tailoring our overall compensation program to meet our needs in any particular year and tailoring each executive’s award to motivate, attract and retain that executive, as appropriate given the executive’s role, performance and contributions to achievement of corporate objectives. Nonetheless, the Compensation Committee believes that a significant portion of each executive’s total compensation opportunity should be contingent either on achievement of our corporate financial goals or increases in our stock price.

Termination-Based Compensation

We have entered into arrangements with our Chief Executive Officer and Chief Financial Officer that provide these two senior executives with payments and benefits under some circumstances in the event their employment is terminated or we undergo a change in control. The terms of these agreements are described in “Employment Arrangements” and “Potential Payments Upon Termination or Change in Control”. The agreements generally provide that all stock options will fully vest upon a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”) or if the executive is terminated by us without Cause or by the executive for Good Reason (as such terms are defined in the respective employment agreements). The agreements also provide that if either executive’s employment is terminated by us without Cause or by the executive for Good Reason following a Change in Control Event, the executive will receive a cash severance payment plus certain accrued but unpaid compensation. In addition, the agreements generally provide for cash payments and the continuation of benefits upon termination by us without Cause or by the executive for Good Reason. We have an agreement with Mr. Dilling that provides for cash payments upon termination without Cause (as such term is defined in his employment agreement).

The Compensation Committee believes that the payments and benefits that these executive officers may be entitled to receive upon termination and in the event of a change in control are reasonable and consistent with competitive pay practices in the industry. Change in control arrangements help to ensure the stability of our executive management team during mergers, acquisitions and reorganizations. The Compensation Committee also believes that having all of the executive stock options accelerate upon a change in control motivates our executive officers to act in the best interests of the stockholders by removing the distraction of uncertainties faced by the executive officers with regard to his or her continued employment and compensation following a change in control. The Compensation Committee believes that the change of control provisions provided in the executive officer employment agreements are attractive enough to maintain continuity and retention of key management personnel and are consistent with our compensation philosophy.

Tax Deductibility of Compensation

Limitations on the deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code of 1986, which generally limits a public company’s tax deduction for compensation paid to certain named executive officers to $1.0 million in any year. In addition, Section 162(m) specifically exempts some performance-based compensation from the deduction limit. The Compensation Committee takes into account the deductibility of compensation programs when it considers it appropriate to do so but may authorize programs and payments, including under the management incentive plan, that are not exempt from the deduction limitation of Section 162(m).

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears above, with management. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

THE COMPENSATION COMMITTEE
Jill Tillman (Chair)
Samuel D. Anderson
Harold S. Blue
Sarah L. Murphy

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Jill Tillman (Chair), Samuel D. Anderson, Harold S. Blue and Sarah L. Murphy. No member of our Compensation Committee has at any time been one of our officers or employees. Since the beginning of fiscal 2010, none of our executive officers has served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Risks Related to Compensation Policies and Practices

We have assessed our compensation programs and do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on SeraCare. Our management assessed the range of compensation that we pay, including base salaries, eligibility for our annual management incentive program, stock options and other equity-based awards, health and welfare benefits, and, in the case of sales employees, sales incentive programs. We do not believe that our compensation programs are unusual for companies in our peer group. Although our management reviewed all of our material compensation programs, they focused on compensation programs involving variable pay where participants have the potential to directly affect payouts by virtue of their job responsibilities and authority. Our management incentive program rewards senior executives based on financial metrics that include components of our annual operating income, revenue and cash flow, all of which are subject to ongoing review by multiple members of our senior management team and the Board of Directors and are also subject to audit by our independent registered public accounting firm. Accordingly, we believe that our internal control over financial reporting mitigates risks arising from the use of these financial metrics. Further, our Compensation Committee and Board of Directors retain the discretion to modify payouts under our management incentive program, which we believe further mitigates risks associated with the program. In the case of our sales incentive programs, sales commissions generally comprise only a portion of sales employees’ overall compensation, and sales are also subject to our internal control over financial reporting. In light of these factors, our management team did not believe that our compensation programs encourage excessive risk-taking or otherwise create material risks for our company.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned during the fiscal years ended September 30, 2010, 2009 and 2008 for (i) our President and Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our three other executive officers during fiscal 2010, other than our President and Chief Executive Officer and our Chief Financial Officer. We refer to these officers collectively as our named executive officers. William J. Smutny, our former Vice President, Sales and Marketing and one of our named executive officers for fiscal 2010, is no longer employed by us, effective as of December 31, 2010.

SUMMARY COMPENSATION TABLE FOR FISCAL 2010

Name and Principal Position	Fiscal Year	Salary		Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation	Total
Susan L.N. Vogt President and Chief Executive Officer	2010	$383,779	(4)	$—	$217,000	$350,000	$—	$950,779
	2009	$378,000		$149,476	$124,500	$49,825	$1,308	$703,109
	2008	$377,138		$—	$321,000	$222,775	$4,771	$925,684
Gregory A. Gould Chief Financial Officer	2010	$274,128	(5)	$—	$151,900	$250,000	$—	$676,028
	2009	$270,000		$105,426	$62,250	$70,284	$2,266	$510,226
	2008	$269,385		$—	$160,500	$159,126	$43,597	$632,608
Ronald R. Dilling Vice President, Manufacturing Operations	2010	$208,425	(6)	$—	$65,100	$75,000	$—	$348,525
	2009	$205,750		$24,927	$24,900	$24,928	$1,460	$281,965
	2008	$205,886		$—	$128,400	$42,470	$3,088	$379,844
Katheryn E. Shea Vice President, BioServices Operations	2010	$175,481	(7)	$—	$65,100	$70,300	$—	$310,881
	2009	$172,500		$18,182	$16,600	$18,183	$1,224	$226,689
	2008	$173,504		$—	$128,000	$35,790	$2,603	$339,897
William J. Smutny(8) Former Vice President, Sales and Marketing	2010	$197,411	(9)	$—	$54,250	$—	$—	$251,661
	2009	$195,500		$20,606	$20,750	$20,607	$1,275	$258,738
	2008	$195,590		$—	$64,200	$37,706	$22,274	$319,770

(1)	The amounts shown in this column do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed using the market price on the date of grant in accordance with ASC 718, of stock awards granted pursuant to the 2009 Plan, excluding the impact of estimated forfeitures related to service-based vesting conditions. These amounts represent shares of our common stock granted in November 2009 under the 2009 Plan in satisfaction of the non-cash portion of amounts earned under the fiscal 2009 Management Incentive Program. Because we previously reported these amounts as part of our executive officers’ fiscal 2009 compensation, we did not repeat disclosure of these amounts in our executive officers’ fiscal 2010 compensation, even though the shares were issued in the first quarter of fiscal 2010.
(2)	The amounts shown in this column do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of stock options granted during each year, excluding the impact of estimated forfeitures related to service-based vesting conditions. Amounts shown for fiscal 2009 and fiscal 2008 have been restated in accordance with newly applicable SEC rules to reflect grant date fair value; accordingly, these amounts (as well as total compensation) differ from amounts disclosed in our previous SEC filings. In calculating the amounts disclosed in the table, we used the assumptions described in Note 2 and Note 13 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the SEC on December 1, 2010.
(3)	Cash bonus amounts for performance during the fiscal year ended September 30, 2010 were approved by the Board of Directors in November 2010 and paid in December 2010.

(4)	Includes $37,797 which represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2010 comprised of: 5,040 shares issued on January 4, 2010 and 4,833 shares issued on April 1, 2010, as listed under the “Grants of Plan-Based Awards” table.
(5)	Includes $20,248 which represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2010 comprised of: 2,700 shares issued on January 4, 2010 and 2,589 shares issued on April 1, 2010, as listed under the “Grants of Plan-Based Awards” table.
(6)	Includes $5,138 which represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2010 comprised of: 685 shares issued on January 4, 2010 and 657 shares issued on April 1, 2010, as listed under the “Grants of Plan-Based Awards” table.
(7)	Includes $4,310 which represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2010 comprised of: 575 shares issued on January 4, 2010 and 551 shares issued on April 1, 2010, as listed under the “Grants of Plan-Based Awards” table.
(8)	Mr. Smutny’s employment with us terminated on December 31, 2010.
(9)	Includes $4,885 which represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2010 comprised of: 651 shares issued on January 4, 2010 and 625 shares issued on April 1, 2010, as listed under the “Grants of Plan-Based Awards” table.

Grants of Plan-Based Awards

The following table shows information regarding grants of plan-based equity awards made to our named executive officers during the fiscal year ended September 30, 2010.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2010

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Susan L.N. Vogt			$0	$216,878	$384,596
	10/01/09	(3)				7,500	—	—	$18,900
	11/18/09	(4)				49,825	—	—	$149,476
	11/18/09					—	100,000	$3.00	$217,000
	01/04/10	(5)				5,040	—	—	$18,900
	04/01/10	(5)				4,833	—	—	$18,897
Gregory A. Gould			$0	$154,913	$274,712
	10/01/09	(3)				4,017	—	—	$10,123
	11/18/09	(4)				35,141	—	—	$105,426
	11/18/09					—	70,000	$3.00	$151,900
	01/04/10	(5)				2,700	—	—	$10,125
	04/01/10	(5)				2,589	—	—	$10,123
Ronald R. Dilling			$0	$56,498	$100,189
	10/01/09	(3)				1,020	—	—	$2,570
	11/18/09	(4)				8,309	—	—	$24,927
	11/18/09					—	30,000	$3.00	$65,100
	01/04/10	(5)				685	—	—	$2,569
	04/01/10	(5)				657	—	—	$2,569
Katheryn E. Shea			$0	$39,690	$70,384
	10/01/09	(3)				855	—	—	$2,155
	11/18/09	(4)				6,060	—	—	$18,182
	11/18/09					—	30,000	$3.00	$65,100
	01/04/10	(5)				575	—	—	$2,156
	04/01/10	(5)				551	—	—	$2,154
William J. Smutny(6)			$0	$44,550	$79,002
	10/01/09	(3)				969	—	—	$2,442
	11/18/09	(4)				6,868	—	—	$20,606
	11/18/09					—	25,000	$3.00	$54,250
	01/04/10	(5)				651	—	—	$2,441
	04/01/10	(5)				625	—	—	$2,444

(1)	These amounts represent potential payouts under the fiscal 2010 Management Incentive Program, which is described in more detail under the heading “Compensation Discussion & Analysis”. Actual payouts earned under the program are reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.
(2)	Amounts represent the grant date fair value of awards granted to our named executive officers computed in accordance with ASC 718, excluding the impact of estimated forfeitures relating to service-based vesting conditions.

(3)	Represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2009. This amount is reflected in the Summary Compensation Table for fiscal 2009 under the heading “Salary”.
(4)	Represents shares of our common stock granted under the 2009 Plan in satisfaction of the non-cash portion of amounts earned under the fiscal 2009 Management Incentive Program. This amount is reflected in the Summary Compensation Table for fiscal 2009 under the heading “Stock Awards”.
(5)	Represents shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary for fiscal 2010. This amount is reflected in the Summary Compensation Table for fiscal 2010 under the heading “Salary”.
(6)	Mr. Smutny’s employment with us terminated on December 31, 2010.

Fiscal 2010 Equity Awards

The stock option awards disclosed in the Grants of Plan-Based Awards table were issued under our 2009 Plan and were granted with an exercise price per share equal to the fair market value of our common stock on the date of each grant. The other stock awards disclosed in the Grants of Plan-Based Awards table were also issued under our 2009 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock options outstanding on September 30, 2010 held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR FISCAL 2010

				Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Susan L.N. Vogt	450,000	—		$6.00	8/25/2016
	66,666	33,334	(1)	$5.38	11/14/2012
	50,000	100,000	(2)	$1.25	11/21/2013
		100,000	(3)	$3.00	11/18/2014
Gregory A. Gould	250,000	—		$5.80	10/3/2016
	33,333	16,667	(1)	$5.38	11/14/2012
	25,000	50,000	(2)	$1.25	11/21/2013
		70,000	(3)	$3.00	11/18/2014
Ronald R. Dilling	40,000	—		$5.45	2/7/2011
	26,666	13,334	(1)	$5.38	11/14/2012
	10,000	20,000	(2)	$1.25	11/21/2013
		30,000	(3)	$3.00	11/18/2014
Katheryn E. Shea	26,666	13,334	(4)	$5.40	11/20/2012
	6,666	13,334	(2)	$1.25	11/21/2013
		30,000	(3)	$3.00	11/18/2014
William J. Smutny(5)	70,000	—		$6.18	11/1/2011
	13,333	6,667	(1)	$5.38	11/14/2012
	8,333	16,667	(2)	$1.25	11/21/2013
		25,000	(3)	$3.00	11/18/2014

(1)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 14, 2007.
(2)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 21, 2008.

(3)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 18, 2009.
(4)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 20, 2007.
(5)	Mr. Smutny’s employment with us terminated on December 31, 2010.

Options Exercised and Stock Vested

None of our named executive officers exercised any stock options during the fiscal year ended September 30, 2010. None of our named executive officers held any restricted stock during fiscal 2010.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution or other nonqualified deferred compensation plans.

Employment Arrangements

Susan L.N. Vogt, President and Chief Executive Officer

On July 14, 2006, we entered into an employment agreement with Susan L.N. Vogt pursuant to which Ms. Vogt would serve as our President and Chief Executive Officer. We amended and restated the agreement on November 18, 2009. The employment agreement provided for an initial three-year term expiring on August 25, 2009, the third anniversary of the effective date of the agreement. The term is automatically extended on each subsequent anniversary of the effective date of the agreement unless either party gives written notice of its intent not to extend the term. The agreement provided for an initial base salary subject to our annual review, and as of January 25, 2011 was $400,400 on an annualized basis. Ms. Vogt is also eligible to receive an annual incentive bonus opportunity based on the achievement of performance objectives to be established by the Board (or the Compensation Committee). Ms. Vogt’s target incentive bonus amount will be not less than 75% of her base salary. Ms. Vogt is entitled to vacation and to participate in our other benefit plans on terms consistent with those applicable to our employees generally. We also agreed to reimburse Ms. Vogt up to $175,000, including tax gross-up, for costs and expenses associated with relocating to the area in which our principal offices are located. As a condition of employment, Ms. Vogt entered into a non-competition agreement pursuant to which she agreed to not compete with SeraCare or to solicit customers or employees of SeraCare for a period of one year after the termination of her employment.

If Ms. Vogt’s employment is terminated by us without Cause or by Ms. Vogt for Good Reason (as such terms are defined in the employment agreement), subject to Ms. Vogt’s delivery of a release of claims in our favor, Ms. Vogt will be entitled to a severance benefit equal to (i) 100% of her base salary at the annualized rate in effect on her severance date, (ii) a pro-rated amount of her incentive bonus for the year in which her severance date occurs, (iii) the cost of COBRA premiums for continued medical insurance coverage for Ms. Vogt and her dependents until the first anniversary of her severance date (or, earlier, under the circumstances set forth in her employment agreement), (iv) immediately prior to her severance date, full vesting of all stock options granted to Ms. Vogt and (v) reimbursement, in an amount not to exceed $50,000, for executive outplacement services, if any, received by Ms. Vogt. In the event Ms. Vogt is terminated by us without Cause or Ms. Vogt terminates her employment for Good Reason in connection with or following a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”), Ms. Vogt will receive the severance benefits outlined above except that the amount paid pursuant to clause (i) above would be equal to 150% of her base salary at the annual rate in effect on her severance date and the amount otherwise payable pursuant to clause (ii) above would be increased by 150% of Ms. Vogt’s target incentive bonus for the year in which the severance occurs. The severance benefits determined pursuant to clauses (i) and (ii) above would be paid in a single lump sum not later than 30 days after Ms. Vogt’s termination of employment. Ms. Vogt may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

If we provide notice of our election not to renew the term of Ms. Vogt’s employment agreement, Ms. Vogt will be entitled to the severance benefits described in the preceding paragraph commencing upon the expiration of the term of the employment agreement.

Gregory A. Gould, Chief Financial Officer

On August 16, 2006, we entered into an employment agreement with Gregory A. Gould pursuant to which Mr. Gould would serve as our Chief Financial Officer. We amended and restated the agreement on November 18, 2009. The employment agreement provided for an initial three-year term expiring on October 3, 2009, the third anniversary of the effective date of the agreement. The term is automatically extended on each subsequent anniversary of the effective date of the agreement unless either party gives written notice of its intent not to extend the term. The agreement provided for an initial base salary subject to our annual review, and as of January 25, 2011 was $286,000 on an annualized basis. Mr. Gould is also eligible to receive an annual incentive bonus opportunity based on the achievement of performance objectives to be established by the Board or the Compensation Committee. Mr. Gould’s target incentive bonus amount will be not less than 75% of his base salary. Mr. Gould is entitled to vacation and to participate in our other benefit plans on terms consistent with those applicable to our employees generally. We agreed to pay or reimburse Mr. Gould up to $175,000, including tax gross-up, for costs and expenses associated with relocating his permanent residence to the area in which our principal offices are located. As of September 30, 2009, Mr. Gould had received $175,000 in connection with such relocation costs and expenses. Mr. Gould was also entitled to a $15,000 signing bonus, which he received in October 2006. As a condition of employment, Mr. Gould entered into a non-competition agreement pursuant to which he agreed to not compete with SeraCare or to solicit customers or employees of SeraCare for a period of one year after the termination of his employment.

If Mr. Gould’s employment is terminated by us without Cause or by Mr. Gould for Good Reason (as such terms are defined in the employment agreement), subject to Mr. Gould’s delivery of a release of claims in our favor, Mr. Gould will be entitled to a severance benefit equal to (i) 100% of his base salary at the annualized rate in effect on his severance date, (ii) a pro-rated amount of his incentive bonus for the year in which his severance date occurs, (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Gould and his dependents until the first anniversary of his severance date (or, earlier, under the circumstances set forth in the employment agreement), (iv) immediately prior to his severance date, full vesting of all stock options granted to Mr. Gould and reimbursement, in an amount not to exceed $36,000, for executive outplacement services, if any, received by Mr. Gould. In the event Mr. Gould is terminated by us without Cause or Mr. Gould terminates his employment for Good Reason in connection with or following a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”), Mr. Gould will receive the severance benefits outlined above except that the amount paid pursuant to clause (i) above would be equal to 150% of his base salary at the annual rate in effect on his severance date and the amount otherwise payable pursuant to clause (ii) above would be increased by 150% of Mr. Gould’s target incentive bonus for the year in which the severance occurs. The severance benefits determined pursuant to clauses (i) and (ii) above would be paid in a single lump sum not later than thirty (30) days after Mr. Gould’s termination of employment. Mr. Gould may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

If we provide notice of our election not to renew the term of Mr. Gould’s employment agreement, Mr. Gould will be entitled to the severance benefits described in the preceding paragraph commencing upon the expiration of the term of the employment agreement.

Ronald R. Dilling, Vice President, Manufacturing Operations

On February 1, 2008, we entered into an employment agreement with Ronald R. Dilling pursuant to which Mr. Dilling would serve as our Vice President of Manufacturing Operations. We amended the agreement on December 31, 2008 and March 30, 2009. The agreement provided for an initial base salary subject to adjustment from time to time by the Board of Directors, and as of January 25, 2011 was $215,000 on an annualized basis. Mr. Dilling is also entitled to vacation and to participate in our bonus, incentive and other benefit plans on terms consistent with those applicable to our employees generally. Pursuant to the agreement, Mr. Dilling agreed to not compete with SeraCare or to solicit customers or employees of SeraCare during his employment and for a period of one year after the termination of his employment.

If we terminate Mr. Dilling’s employment without Cause (as such term is defined in the agreement), subject to Mr. Dilling’s delivery of a release of claims in our favor and provided that no benefits are payable to the executive under a separate severance agreement as a result of such termination, Mr. Dilling is entitled to six months of base salary following the date of termination. Mr. Dilling may terminate his employment at any time upon 30 days notice to us. In that event, we may waive the period of notice and if we so elect, we will pay Mr. Dilling his base salary for the initial 30 days of the notice period (or for any remaining portion of that period).

Katheryn E. Shea, Vice President, BioServices Operations

Katheryn E. Shea has an oral agreement with us pursuant to which Ms. Shea serves as our Vice President, BioServices Operations. As of January 25, 2011, her base salary was $181,500 on an annualized basis. She is eligible for an annual incentive bonus based on the achievement of performance objectives to be established by the Board or Compensation Committee. Ms. Shea is an at-will employee and is not entitled to receive any severance payments upon termination of employment or upon a change in control.

William J. Smutny, Former Vice President, Sales and Marketing

During fiscal 2010, William J. Smutny had an oral agreement with us pursuant to which Mr. Smutny served as our Vice President, Sales and Marketing. On December 31, 2010, we entered into a severance agreement with Mr. Smutny relating to the termination of his employment. The severance agreement provides that Mr. Smutny’s employment with us terminated effective December 31, 2010. Mr. Smutny agreed to certain covenants, including confidentiality and non-disparagement covenants, and provided a waiver and release of claims against us. We agreed to pay Mr. Smutny severance of $124,000, payable in equal installments over the thirteen scheduled bi-weekly paydays following the effective date of the severance agreement. In addition, the severance agreement provides that we will pay Mr. Smutny’s first month of COBRA insurance premiums.

Potential Payments Upon Termination or Change in Control

We have entered into agreements and maintain equity incentive plans that may require us to make payments and provide benefits to some of the executive officers named in the Summary Compensation Table in the event of a termination of employment or a change in control. See “Employment Arrangements” for a description of the severance and change in control arrangements for Ms. Vogt, Mr. Gould and Mr. Dilling. Each of Ms. Vogt and Mr. Gould will only be eligible to receive severance payments if each officer signs a general release of claims. In addition, if Ms. Vogt or Mr. Gould materially breach any of her or his obligations under her or his confidentiality agreement or non-competition agreement at any time, she or he will no longer be entitled to severance payments. The term of each of Ms. Vogt’s and Mr. Gould’s confidentiality agreement and non-competition agreement is the term of the executive’s employment plus a period of one year thereafter. Each of Ms. Vogt’s and Mr. Gould’s confidentiality and non-competition agreements may be waived by a written instrument signed by the party waiving compliance.

The tables below summarize the potential payments to each of Ms. Vogt, Mr. Gould and Mr. Dilling assuming that the executive officer is terminated not for Cause, resigns for Good Reason, or upon the consummation of a Change in Control Event (as each term is defined in the respective employment agreements). The tables assume that the event occurred on September 30, 2010, the last day of our fiscal year. The closing price of the Company’s stock on The NASDAQ Capital Market as of September 30, 2010 was $3.65.

Under Ms. Vogt’s and Mr. Gould’s employment agreements, a Change in Control Event is defined as:

(i)	the dissolution or liquidation of the Company, other than in the context of a transaction that does not constitute a Change in Control Event under clause (ii) below;
(ii)	the consummation of a merger, consolidation, or other reorganization, with or into, or the sale of all or substantially all of the Company’s business and/or assets as an entirety to, one or more entities that are not Subsidiaries (as defined below), (a “Business Combination”), unless (A) as a result of the Business Combination at least 50% of the outstanding securities voting generally in the election of directors of the surviving or resulting entity or a parent thereof (the “Successor Entity”) immediately after the reorganization are, or will be, owned, directly or indirectly, in substantially the same proportions, by shareholders of the Company immediately before the Business Combination; and (B) no person (as defined in clause (iii) below, but excluding the Successor Entity or an Excluded Person (as defined below)) beneficially owns, directly or indirectly, more than 50% of the outstanding shares of the combined voting power of the outstanding voting securities of the Successor Entity, after giving effect to the Business Combination, except to the extent that such ownership existed prior to the Business Combination; and (C) at least 50% of the members of the board of directors of the entity resulting from the Business Combination were members of the Board at the time of the execution of the initial agreement or of the action of the Board approving the Business Combination;
(iii)	any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than an Excluded Person (as such term is defined below) becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities entitled to then vote generally in the election of directors of the Company, other than as a result of (A) an acquisition directly from the Company, (B) an acquisition by the Company, (C) an acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or a Successor Entity, or an acquisition by any entity pursuant to a transaction which is expressly excluded under clause (ii) above; or
(iv)	during any period not longer than two consecutive years, individuals who at the beginning of such period constituted the Board cease to constitute at least a majority thereof, unless the election, or the nomination for election by the Company’s shareholders, of each new Board member was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of such period (including for these purposes, new members whose election or nomination was so approved), but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board.

As used in the Change of Control definition above, “Subsidiary” means any corporation or other entity a majority of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Company, and “Excluded Person” means (1) any person described in and satisfying the conditions of Rule 13d-1(b)(1) under the Exchange Act, (2) the Company, or (3) an employee benefit plan (or related trust) sponsored or maintained by the Company or the Successor Entity.

Susan L.N. Vogt, President and Chief Executive Officer

	Termination Not for Cause or Resignation for Good Reason		Termination Not for Cause or Resignation for Good Reason in Connection With or Following a Change In Control Event
Base salary	$385,560	(3)	$578,340	(8)
Bonus	$350,000	(4)	$783,755	(9)
Benefits	$17,684	(5)	$17,684	(5)
Number of Stock Options Accelerated	233,334	(6)	233,334	(6)
Value of Accelerated Stock Options Upon Termination(1)	$305,000		$305,000
Excise Tax Gross-Up(2)	$—		$—
Other Benefits	$50,000	(7)	$50,000	(7)
Total	$1,108,244		$1,734,779

(1)	Value is based upon the difference between the fair market value of our common stock on September 30, 2010 ($3.65 per share) and the exercise price of the accelerated options. Of the unvested options held by

Ms. Vogt at September 30, 2010, 33,334 have an exercise price of $5.38 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 80,000 shares of restricted stock granted to Ms. Vogt after September 30, 2010.
(2)	For purposes of these computations, we have assumed that regular salary and bonus under Ms. Vogt’s employment agreement are not included as contingent upon a change in control event even though paid pursuant to agreements entered into by us within one year of September 30, 2010. Based on the termination payment examples presented in this table, we estimate that Ms. Vogt would not receive any excise tax gross-up payment upon termination of employment. However, in certain circumstances, such as a Change in Control Event at a premium to the market price of our common stock or unusually high bonus achievement in the year of termination, we could be required to pay Ms. Vogt an excise tax gross-up payment.
(3)	Represents Ms. Vogt’s base salary in effect on September 30, 2010. Does not reflect the increase in Ms. Vogt’s salary to $400,400 in December 2010.
(4)	Amount of pro-rated incentive bonus for the period from October 1, 2009 to September 30, 2010. This amount is equal to the actual incentive bonus amount that was paid in December 2010 related to the year ended September 30, 2010.
(5)	Payment of premium cost of participation in our health and/or dental insurance plans for 12 months.
(6)	All unvested options held by Ms. Vogt will become fully vested in the event of termination by us not for Cause or termination by Ms. Vogt for Good Reason.
(7)	Reimbursement of up to $50,000 for executive outplacement services.
(8)	Represents 150% of Ms. Vogt’s base salary in effect on September 30, 2010. See note 3.
(9)	Amount of pro-rated incentive bonus for the period from October 1, 2009 to September 30, 2010 plus 150% of Ms. Vogt’s target incentive bonus for the year in which the severance occurs. See note 4.

Gregory A. Gould, Chief Financial Officer

	Termination Not for Cause or Resignation for Good Reason		Termination Not for Cause or Resignation for Good Reason in Connection With or Following a Change in Control Event
Base salary	$275,400	(3)	$413,100	(8)
Bonus	$250,000	(4)	$559,825	(9)
Benefits	$17,684	(5)	$17,684	(5)
Number of Stock Options Accelerated	136,667	(6)	136,667	(6)
Value of Accelerated Stock Options Upon Termination(1)	$165,500		$165,500
Excise Tax Gross-Up(2)	$—		$—
Other Benefits	$36,000	(7)	$36,000	(7)
Total	$744,584		$1,192,109

(1)	Value is based upon the difference between the fair market value of our common stock on September 30, 2010 ($3.65 per share) and the exercise price of the accelerated options. Of the unvested options held by Mr. Gould at September 30, 2010, 16,667 have an exercise price of $5.38 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 50,000 shares of restricted stock granted to Mr. Gould after September 30, 2010.
(2)	For purposes of these computations, we have assumed that regular salary and bonus under Mr. Gould’s employment agreement are not included as contingent upon a change in control event even though paid pursuant to agreements entered into by us within one year of September 30, 2010. Based on the termination payment examples presented in this table, we estimate that Mr. Gould would not receive any excise tax gross-up payment upon termination of employment. However, in certain circumstances, such as a Change in Control Event at a premium to the market price of our common stock or unusually high bonus achievement in the year of termination, we could be required to pay Mr. Gould an excise tax gross-up payment.

(3)	Represents base salary in effect on September 30, 2010. Does not reflect the increase in Mr. Gould’s salary to $286,000 in December 2010.
(4)	Amount of pro-rated target incentive bonus for the period from October 1, 2009 to September 30, 2010. This amount is equal to the actual incentive bonus amount that was paid in December 2010 related to the year ended September 30, 2010.
(5)	Payment of premium cost of participation in our health and/or dental insurance plans for 12 months.
(6)	All options held by Mr. Gould will become fully vested in the event of termination by us not for Cause or termination by Mr. Gould for Good Reason.
(7)	Reimbursement of up to $36,000 for executive outplacement services.
(8)	Represents 150% of Mr. Gould’s base salary in effect on September 30, 2010. See note 3.
(9)	Amount of pro-rated target incentive bonus for the period from October 1, 2009 to September 30, 20010 plus 150% of Mr. Gould’s target incentive bonus for the year in which the severance occurs. See note 4.

Ronald R. Dilling, Vice President, Manufacturing Operations

	Termination Not for Cause
Base salary	$104,625	(1)
Total	$104,625

(1)	Represents six months of base salary in effect on September 30, 2010. Does not reflect the increase in Mr. Dilling’s salary to $215,000 in December 2010.

Value of Accelerated Stock Options upon a Change In Control

In certain circumstances, the vesting of stock options and other equity awards held by our named executive officers may accelerate upon a change of control. The following table shows the number and assumed value of unvested stock options held by our named executive officers at September 30, 2010 in the event of acceleration upon a change of control, assuming the change of control were to occur on that date. Value is based upon the difference between the fair market value of our common stock on September 30, 2010 ($3.65 per share) and the exercise price of the accelerated options. Because Mr. Smutny’s employment terminated on December 31, 2010, he would not be entitled to any acceleration of vesting upon a change of control; accordingly, he has been omitted from the following table.

Name	Number of Shares Underlying Stock Options Accelerated (#)	Value of Accelerated Stock Options($)
Susan L.N. Vogt(1)	233,334	$305,000
Gregory A. Gould(2)	136,667	$165,500
Ronald R. Dilling(3)	63,334	$67,500
Katheryn E. Shea(4)	56,668	$51,502

(1)	Of the unvested options held by Ms. Vogt at September 30, 2010, 33,334 have an exercise price of $5.38 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 80,000 shares of restricted stock granted to Ms. Vogt after September 30, 2010.
(2)	Of the unvested options held by Mr. Gould at September 30, 2010, 16,667 have an exercise price of $5.38 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 50,000 shares of restricted stock granted to Mr. Gould after September 30, 2010.
(3)	Of the unvested options held by Mr. Dilling at September 30, 2010, 13,334 have an exercise price of $5.38 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 24,600 shares of restricted stock granted to Mr. Dilling after September 30, 2010.

(4)	Of the unvested options held by Ms. Shea at September 30, 2010, 13,334 have an exercise price of $5.40 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 21,000 shares of restricted stock granted to Ms. Shea after September 30, 2010.

Equity Incentive Plans

We currently have two share-based compensation plans, which we refer to together as the Plans.

2001 Stock Incentive Plan

Our Amended and Restated 2001 Stock Incentive Plan, or the 2001 Plan, was initially approved and adopted in September 2001. The 2001 Plan, as amended, was most recently approved by our shareholders on February 27, 2008 and was most recently amended and restated on November 18, 2009. Unless otherwise provided in the applicable award agreement, each stock option vests as to one-third of the number of shares subject to the award on each of the first, second, and third anniversaries of the award date of the stock option, subject to earlier termination pursuant to the 2001 Plan. Stock options granted under the 2001 Plan ordinarily expire at termination of employment (or other service specified in the award agreement) if not vested and, unless termination is for cause, continue to be exercisable for up to three months (12 months in the case of termination by reason of death, disability or retirement as defined) to the extent vested. If a non-employee director’s service on the Board of Directors terminates, any options granted before October 17, 2008 which are outstanding on the date of termination may be exercised for a period of six months after the date of termination or until the expiration of the stated term of such option, whichever first occurs.

In connection with any reclassification, recapitalization, stock split (including a stock split in the form of a stock dividend) or reverse stock split, merger, combination, consolidation, or other reorganization, spin-off, split-up or similar extraordinary dividend distribution in respect of our common stock, any exchange of common stock, or any similar, unusual or extraordinary corporate transaction in respect of our common stock, or a sale of all or substantially all of our common stock or of our assets, the Compensation Committee, to the extent (if any) it deems it appropriate and equitable under the circumstances to do so, will make adjustments to the 2001 Plan and outstanding awards, including maximum share limits, and will provide for the assumption, substitution or exchange of awards, options and other rights to acquire our common stock that are outstanding immediately prior to such event, or for a payment of cash, securities or property in respect of such awards. In the event of a dissolution, an event described above in which we do not survive or in which we are acquired or experience a change in control event (as defined in the 2001 Plan), any option or other right to acquire our common stock under the 2001 Plan will terminate, subject to any provision by the Compensation Committee for their survival, substitution, assumption, exchange or other settlement.

Under the 2001 Plan, each outstanding stock option will become immediately exercisable upon a Change in Control Event (as defined in the 2001 Plan) unless prior to the event the Compensation Committee determines that, upon its occurrence, benefits under any or all awards will not be accelerated or determines that only certain or limited benefits under any or all awards will be accelerated and the extent to which they will be accelerated, or establishes a different time in respect of such event for such acceleration. In addition, in anticipation of a Change in Control Event, the Compensation Committee instead may accelerate the vesting and exercisability, as applicable, of any or all outstanding awards to any date within 30 days prior to or concurrent with the occurrence of the Change in Control Event, shorten the term of outstanding awards to the date of the occurrence of such Change in Control Event or cancel any outstanding awards and pay to the holders thereof, in cash or shares of common stock, the value of such awards based upon the price per share of common stock received or to be received by our stockholders in the Change in Control Event.

2009 Equity Incentive Plan

On February 11, 2009, our shareholders approved the 2009 Equity Incentive Plan, or the 2009 Plan. Stock options granted under the 2009 Plan ordinarily expire at termination of employment if not vested, and unless termination is for cause, continue to be exercisable for up to three months (one year in the case of termination by reason of death, total disability or retirement as defined) to the extent vested.

In the event of any of (i) a consolidation, merger or similar transaction or series of related transactions, including a sale or other disposition of stock, in which we are not the surviving corporation or which results in the acquisition of all or substantially all of our then outstanding common stock by a single person or entity or by a group of persons and/or entities acting in concert, (ii) a sale or transfer of all or substantially all of our assets, or (iii) our dissolution or liquidation (each event defined as a “Covered Transaction” in the 2009 Plan), except as otherwise provided in an award, the Compensation Committee may provide for the assumption, substitution, cash-out or acceleration of some or all outstanding awards. If the Covered Transaction is one in which there is no assumption, substitution or cash-out, then, subject to certain restrictions under the 2009 Plan, each award requiring exercise will become fully exercisable prior to the Covered Transaction on a basis that gives the holder of the award a reasonable opportunity, as determined by the Compensation Committee, following exercise of the award to participate as a stockholder in the Covered Transaction. Unless assumed or converted into an ongoing right to receive payment other than stock, all awards will terminate upon consummation of a Covered Transaction.

In the event of a stock dividend, stock split or combination of shares (including a reverse split), recapitalization or other change in our capital structure, the Compensation Committee will make appropriate adjustments to the 2009 Plan and outstanding awards, including the maximum number of shares deliverable under the 2009 Plan and the maximum share limits per person.

Option Agreements

In conjunction with the execution of each of Ms. Vogt’s and Mr. Gould’s employment agreements, each of Ms. Vogt and Mr. Gould was granted a nonqualified stock option to purchase 450,000 shares and 250,000 shares, respectively, of our common stock. These options were not granted pursuant to either of the Plans. The terms and conditions provide for vesting upon termination without Cause, for Good Reason or upon the occurrence of a Change in Control Event (as such terms are defined in the respective employment agreements). Upon termination without Cause or for Good Reason, the then-outstanding and otherwise unvested portion of each option shall become fully vested and shall be exercisable for a period of 12 months following the date of termination. Each of the options may be terminated upon a breach of the non-competition agreement entered into in connection with each of Ms. Vogt’s and Mr. Gould’s employment agreements. Upon or prior to the occurrence of a Change in Control Event, the then-outstanding and otherwise unvested portion of each option shall become fully vested.

We have also entered into option agreements with Ms. Vogt, Mr. Gould, Mr. Dilling, Ms. Shea and Mr. Smutny for the options issued under the Plans as represented in the Outstanding Equity Awards at Fiscal Year End table. The terms and conditions for each of these options are generally described in “Equity Incentive Plans” above.

DIRECTOR COMPENSATION FOR FISCAL 2010

Each of our current non-employee directors receives compensation from us for his or her services as a member of our Board of Directors and its committees. In fiscal 2010, our non-employee directors received the following compensation for service as directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(6) ($)	Option Awards(7) ($)	Total ($)
Eugene I. Davis(1)	$39,104	$16,396	$52,000	$107,500
Samuel D. Anderson(2)	$25,755	$14,495	$31,200	$71,450
Harold S. Blue(3)	$35,679	$15,321	$31,200	$82,200
Sarah L. Murphy(4)	$39,431	$15,819	$31,200	$86,450
Jill Tillman(5)	$28,806	$15,694	$31,200	$75,700

(1)	As of September 30, 2010, Eugene I. Davis held options to purchase 105,000 shares of our common stock, of which 98,750 had vested.
(2)	As of September 30, 2010, Samuel D. Anderson held options to purchase 60,000 shares of our common stock, of which 56,250 had vested.
(3)	As of September 30, 2010, Harold S. Blue held options to purchase 22,192 shares of our common stock, of which 18,442 had vested.
(4)	As of September 30, 2010, Sarah L. Murphy held options to purchase 62,500 shares of our common stock, of which 58,750 had vested.
(5)	As of September 30, 2010, Jill Tillman held options to purchase 62,500 shares of our common stock, of which 58,750 had vested.
(6)	The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts shown represent the aggregate grant date fair value, computed using the market price on the date of grant in accordance with Accounting Standards Codification 718, Compensation — Stock Compensation, or ASC 718, of stock awards granted during the fiscal year ended September 30, 2010 pursuant to the 2009 Plan, as follows:

	Date of Grant
	October 1, 2009		January 4, 2010		April 1, 2010		July 1, 2010
	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value
Eugene I. Davis	1,904	$4,798	1,173	$4,399	1,202	$4,699	733	$2,500
Samuel D. Anderson	1,577	$3,974	1,060	$3,975	1,035	$4,046	733	$2,500
Harold S. Blue	1,736	$4,375	1,140	$4,275	1,067	$4,171	733	$2,500
Sarah L. Murphy	1,785	$4,498	1,173	$4,399	1,131	$4,422	733	$2,500
Jill Tillman	1,785	$4,498	1,173	$4,399	1,099	$4,297	733	$2,500

None of our directors had any unvested stock awards outstanding as of September 30, 2010.

(7)	The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of stock options granted during the fiscal year ended September 30, 2010, excluding the impact of estimated forfeitures related to service-based vesting conditions. In calculating these amounts, we used the assumptions described in Note 2 and Note 13 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the SEC on December 1, 2010.

Cash Compensation

Pursuant to the fiscal 2010 Director Compensation Program, each non-employee director received an annual cash retainer of $10,000, with our Chairman receiving an additional $10,000. Directors also received an additional retainer for serving on the standing committees of the Board of Directors. The annual retainers were paid in quarterly installments in advance. The annual retainers for participation on a committee were as follows: $7,500, $5,000 and $5,000, respectively, for the chairs of the Audit Committee, the Compensation

Committee and the Nominating and Corporate Governance Committee; and $5,000, $2,500 and $2,500, respectively, for the non-chair members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Directors received $2,000 for each Board meeting attended in person and $500 for each Board meeting attended telephonically. In addition, all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received a cash fee of $2,000 for each committee meeting attended in person and $500 for each meeting attended telephonically, provided the meeting was not in conjunction with another compensated Board meeting. However, the maximum total payment to Board members for meeting fees was capped at $7,500 per fiscal quarter for all meetings of the Board and committees. In addition, from October 1, 2009 through March 31, 2010, 20% of each cash payment described above was payable in shares of our common stock. In fiscal 2010, we also had a special committee of the Board of Directors, whose members were Eugene I. Davis, Harold S. Blue and Sarah L. Murphy. Each member of the special committee received a cash fee of $2,000 for each committee meeting attended in person and $500 for each meeting attended telephonically, provided the meeting was not in conjunction with another compensated Board meeting. In addition, Mr. Blue and Ms. Murphy each received a one-time cash payment of $5,000. The cash compensation portion of the fiscal 2011 Director Compensation Program is substantially the same as the fiscal 2010 Director Compensation Program, except that all directors’ fees are expected to be paid in cash.

Stock and Option Awards

Pursuant to the 2010 Director Compensation Program, all non-employee directors received the following stock and option awards under the 2009 Plan. Each director received an annual retainer of $10,000 worth of shares of our common stock. We paid the retainer in quarterly installments in advance. In addition, as previously noted, the cash payments described above were payable 20% in shares of our common stock from October 1, 2009 through March 31, 2010. The number of shares of common stock granted was based on valuing the shares at the greater of $1.00 or the closing price of our common stock on the first business day of each quarter. Each non-employee director also received a five-year option to purchase 15,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the grant. Each option vests quarterly over a period of 12 months. The Chairman of the Board received an additional option grant of 10,000 shares subject to the same vesting period and conditions. The equity compensation portion of the fiscal 2011 Director Compensation Program is substantially the same as the fiscal 2010 Director Compensation Program.

Reimbursement of Expenses

We also reimburse all of our non-employee directors for expenses incurred in attending meetings of the Board of Directors and its committees. The amounts set forth in the table do not include reimbursement of expenses.

Indemnification of Officers and Directors

We indemnify our directors and officers to the fullest extent permitted by law for their acts and omissions in their capacity as a director or officer of SeraCare, so that they will serve free from undue concerns for liability for actions taken on behalf of us. This indemnification is required under our Certificate of Incorporation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following provides information as of January 15, 2011, except as otherwise indicated in the footnotes to the following table, with respect to the beneficial ownership of our common stock, by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of January 15, 2011 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 19,244,906 shares of common stock outstanding on January 15, 2011.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders or their SEC filings. Unless otherwise indicated, the address for each director and executive officer listed is: c/o SeraCare Life Sciences, Inc., 37 Birch Street, Milford, Massachusetts 01757.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% or Greater Stockholders
Combined group of Jacob Safier and Ltova Holdings LLC(1)	3,853,263	20%
Ashford Capital Management, Inc.(2)	1,849,563	10%
Black Horse Capital Management LLC(3)	1,094,387	6%
T. Rowe Price Associates, Inc.(4)	1,000,000	5%
Named Executive Officers and Directors
Susan L.N. Vogt(5)	861,413	4%
Gregory A. Gould(6)	476,288	2%
Ronald R. Dilling(7)	147,432	*
Katheryn E. Shea(8)	94,670	*
William J. Smutny(9)	111,165	*
Eugene I. Davis(10)	131,034	*
Samuel D. Anderson(11)	307,667	2%
Harold S. Blue(12)	38,247	*
Sarah L. Murphy(13)	84,924	*
Jill Tillman(14)	86,838	*
All current executive officers and directors as a group (9 persons)(15)	2,228,513	11%

*	Indicates beneficial ownership of less than one percent.
(1)	The address for Mr. Jacob Safier and Ltova Holdings LLC is c/o Marc Weingarten, Esq., Schulte Roth & Zabel LLP, 919 Third Avenue, New York, NY 10022. Information is based on a Schedule 13D/A filed by Ltova Holdings LLC and Mr. Safier on November 10, 2010. Ltova Holdings LLC may be deemed to have sole power to vote and dispose of 2,846,657 shares of our common stock. Mr. Safier, as sole managing member of Ltova Holdings LLC, may be deemed to own beneficially the shares beneficially owned by Ltova Holdings LLC and, together with the 1,006,606 shares directly owned by him, may be deemed to have the sole power to vote and dispose of an aggregate of 3,853,263 shares of our common stock.

(2)	The address for Ashford Capital Management, Inc. is 1 Walkers Mill Road, Wilmington, DE 19807. Information is based on a Schedule 13G/A filed by Ashford Capital Management, Inc. on November 9, 2010. 1,849,563 shares of common stock are held of record by clients of Ashford Capital Management, Inc., two separate limited partnerships and two commingled funds, and Ashford, in its capacity as investment advisor, may be deemed to have the sole power to vote and dispose of all the shares.
(3)	The address for Mr. Dale Chappell and Black Horse Capital Management LLC is 338 S. Sharon Amity Rd., #202, Charlotte, NC 28211. Information is based on a Schedule 13G/A filed by Black Horse and Mr. Chappell on February 16, 2010. Black Horse reported that it beneficially owns 1,094,387 shares of our common stock. Mr. Chappell, as the controlling person of Black Horse, may be deemed to beneficially own the shares beneficially owned by Black Horse. Mr. Chappel and Black Horse reported that each shares voting and dispositive power with respect to the shares.
(4)	The address for T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202. Information is based on a Schedule 13G/A filed by T. Rowe Price on February 12, 2010. 1,000,000 shares of common stock are held of record by clients of T. Rowe Price and T. Rowe Price, in its capacity as investment advisor, may be deemed to have the sole power to vote and dispose of all the shares.
(5)	Consists of 178,080 shares of common stock and 683,333 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(6)	Consists of 102,955 shares of common stock and 373,333 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(7)	Consists of 37,432 shares of common stock and 110,000 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(8)	Consists of 31,337 shares of common stock and 63,333 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(9)	Consists of 21,165 shares of common stock and 90,000 shares of common stock underlying options exercisable within 60 days of January 15, 2011. Mr. Smutny’s employment with us terminated on December 31, 2010.
(10)	Consists of 19,784 shares of common stock and 111,250 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(11)	Consists of 243,917 shares of common stock, 63,750 shares of common stock underlying options exercisable within 60 days of January 15, 2011. Excludes 480 shares owned by Mr. Anderson’s wife, which Mr. Anderson does not beneficially own.
(12)	Consists of 12,305 shares of common stock and 25,942 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(13)	Consists of 18,674 shares of common stock and 66,250 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(14)	Consists of 20,588 shares of common stock and 66,250 shares of common stock underlying options exercisable within 60 days of January 15, 2011.
(15)	See footnotes 5 – 8 and 10 – 14 above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to our Amended and Restated 2001 Stock Incentive Plan and our 2009 Equity Incentive Plan and commitments pursuant to Susan L.N. Vogt’s and Gregory A. Gould’s employment agreements as of September 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	1,242,794		$3.68	283,138
2009 Equity Incentive Plan	554,500		$3.00	712,440
Equity compensation plans not approved by security holders:
Individual compensation arrangements	700,000	(1)	$5.93	N/A
Total	2,497,294		$4.16	995,578

(1)	450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share and 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share. These options vested in equal annual installments over a period of three years and have a maximum term of ten years.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of fiscal 2010, we have not engaged in any reportable related-party transactions with any of our directors, executive officers or beneficial owners of more than five percent of our common stock or any of their related persons.

Executive Compensation

We have entered into employment agreements with some of our executive officers. For a detailed description of these employment agreements, see “Executive Compensation — Employment Arrangements.” We have also entered into option agreements with each of our executive officers. For a detailed description of these agreements, see “Executive Compensation — Option Agreements.” Please see “Executive Compensation — Summary Compensation Table” for additional information regarding compensation of our executive officers.

Director Compensation

Please see “Executive Compensation — Director Compensation” for a discussion of options granted and payments made to our non-employee directors.

Review and Approval of Related Party Transactions

The charter of the Audit Committee of our Board of Directors requires it to review and approve all related-party transactions. We have not adopted any specific policies and procedures with respect to the Audit Committee’s review and approval of such transactions. The Audit Committee will review and consider related-party transactions on an ad hoc basis and factor all relevant facts and circumstances into its decision of whether or not to approve such transactions.

Director Independence

Our Board of Directors has determined that all of our current non-employee directors, namely Eugene I. Davis, Samuel D. Anderson, Harold S. Blue, Sarah L. Murphy and Jill Tillman, meet the director independence requirements of The NASDAQ Stock Market, Inc. Ms. Vogt is not an independent director as she is our President and Chief Executive Officer.

Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee consist solely of independent directors, as defined by the rules of The NASDAQ Stock Market, Inc. The members of our Audit Committee also meet the additional independence and experience requirements applicable specifically to members of the Audit Committee under the rules of the Securities and Exchange Commission and The NASDAQ Stock Market, Inc. In addition, all of the members of our Compensation Committee are “non-employee directors” within the meaning of the rules of the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934, as amended.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Mayer Hoffman McCann P.C. audited our financial statements for each of the fiscal years in the five-year period ended September 30, 2010.

Fees for professional services

The following table provides the fees that we accrued for services performed by our independent registered public accounting firm, Mayer Hoffman McCann P.C., during fiscal years 2010 and 2009. On January 11, 2011, we engaged BDO USA, LLP as our independent registered public accounting firm.

	2010	2009
Audit Fees(1)	$319,957	$370,538
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$319,957	$370,538

(1)	The 2010 and 2009 audit fees relate to professional services performed for the audit of our annual financial statements and reviews of our quarterly financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with policies of the SEC regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. In 2010 and 2009, 100% of the auditor’s fees were pre-approved by the Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed with the Annual Report on Form 10-K, as originally filed with the SEC on December 1, 2010, are listed in the index to the financial statements, which appears on page F-1 of the original report.

(b) The following exhibits are included or incorporated by reference in this Amendment No. 1 to our Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2	First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3	Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4	Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1
3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1
4.1	Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10.1.1	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.1
10.1.2	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.2
10.1.3	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.3
10.1.4	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.4
10.1.5	Employment Agreement, dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	2/1/08	10.1
10.1.6	Amendment dated December 31, 2008 to the Employment Agreement dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.3
10.1.7	Amendment dated March 30, 2009 to the Employment Agreement dated February 1, 2008 and amended December 31, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.4
10.1.8	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	10-K	11/19/09	10.1.8
10.1.9	Offer Letter, dated September 1, 2004, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	S-1	6/19/08	10.1.4
10.1.10	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	10-K	11/19/09	10.1.10
10.1.11	Offer Letter, dated September 29, 2006, between SeraCare Life Sciences, Inc. and William J. Smutny.*	S-1	6/19/08	10.1.5

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1.12	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and William J. Smutny.*	10-K	11/19/09	10.1.12
10.2.1	Amended and Restated 2001 Stock Incentive Plan, as amended.*	10-K	11/19/09	10.2.1
10.2.2	2009 Equity Incentive Plan.*	S-8	3/13/09	4.1
10.2.3	Form of Nonqualified Stock Option Agreement.*	8-K	5/21/07	99.2
10.2.4	Form of Incentive Stock Option Agreement.*	8-K	5/21/07	99.3
10.3.1	SeraCare Life Sciences, Inc. Fiscal 2009 Director Compensation Program.*	10-K	12/8/08	10.3
10.3.2	Amendment No. 1 to the Fiscal 2009 Director Compensation Program.*	10-Q	5/12/09	10.5
10.3.3	Amendment No. 2 to the Fiscal 2009 Director Compensation Program.*	10-Q	8/11/09	10.1
10.3.4	SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-K	11/19/09	10.3.4
10.3.5	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program*	10-Q	8/11/10	10.2
10.3.6	SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program**				X
10.4	SeraCare Life Sciences, Inc. Management Incentive Program.*	10-K	1/31/08	10.4
10.5	Award/Contract No. HHSN261200655000C, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6	Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infections Diseases, National Institute of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7	Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8	Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8
10.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.1
10.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.2
10.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.3
10.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.	10-K	1/31/08	10.8.4
10.9	Assignment of Lease, dated September 14, 2004, between SeraCare Life Sciences, Inc. and BBI-Biotech Research Laboratories, Inc.**				X
10.10	Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.11	Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12	Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13	Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14	Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15	$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8
10.16	Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
10.17	Amendment to Promissory Note, Loan Agreement, Mortgage and Loan Documents and Assumption and Loan Modification Agreement, dated July 31, 2009, by and between Commerce Bank & Trust Company and SeraCare Life Sciences, Inc.	8-K	8/3/09	10.1
10.18	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 10, 2005 by and between the National Institutes of Health and SeraCare Life Sciences, Inc.**				X
10.18.1	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 18, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.18
10.18.2	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 23, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.19
10.18.3	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 16, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	4/29/10	10.20
10.18.4	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of June 4, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	8/11/10	10.1
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
23.1	Consent of Mayer Hoffman McCann P.C.**				X
31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X
31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X
32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould**				X

*	Indicates management contract or compensatory plan or arrangement.
**	Previously filed with the 10-K filed on December 1, 2010.
†	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. agreed to assume certain of the obligations of Boston Biomedica, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeraCare Life Sciences, Inc.
By: /s/ Gregory A. Gould Gregory A. Gould Chief Financial Officer
Date: January 28, 2011