Form 10-Q
period 2010-12-31
SERACARE LIFE SCIENCES INC
filed 2011-02-11
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares of common stock outstanding as of January 31, 2011 was 19,246,239.

PART I: FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2010 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Many of these factors are beyond our ability to control or predict. We do not undertake any obligation to update any forward-looking statements.

Item 1. Financial Statements

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS — UNAUDITED

	As of December 31, 2010	As of September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$16,209,391	$16,074,915
Accounts receivable, less allowance for doubtful accounts of $40,000 as of both December 31, 2010 and September 30, 2010	6,640,505	7,288,133
Taxes receivable	118,486	118,486
Inventory	9,485,977	9,028,809
Prepaid expenses and other current assets	176,359	333,191
Total current assets	32,630,718	32,843,534
Property and equipment, net	6,167,280	5,970,179
Goodwill	4,284,979	4,284,979
Other assets	498,358	526,810
Total assets	$43,581,335	$43,625,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,958,207	$2,787,855
Accrued expenses and other liabilities	2,978,025	4,041,172
Current portion of long-term debt	49,811	55,994
Total current liabilities	4,986,043	6,885,021
Long-term debt	14,406	21,970
Other liabilities	2,187,307	2,216,916
Total liabilities	7,187,756	9,123,907
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized; 18,901,366 and 18,853,584 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	18,901	18,853
Additional paid-in capital	104,662,489	104,351,093
Retained deficit	(68,287,811)	(69,868,351)
Total stockholders’ equity	36,393,579	34,501,595
Total liabilities and stockholders’ equity	$43,581,335	$43,625,502

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended December 31,
	2010	2009
Revenue	$10,462,497	$11,257,105
Cost of revenue	6,494,610	6,340,331
Gross profit	3,967,887	4,916,774
Research and development expense	309,247	163,273
Selling, general and administrative expenses	2,946,928	3,260,406
Reorganization items	(846,094)	—
Operating income	1,557,806	1,493,095
Interest income (expense), net	22,282	(204,725)
Other income, net	452	2,465
Income before income taxes	1,580,540	1,290,835
Income tax expense	—	8,300
Net income	$1,580,540	$1,282,535
Earnings per common share
Basic	$0.08	$0.07
Diluted	$0.08	$0.07
Weighted average shares outstanding
Basic	18,861,196	18,740,261
Diluted	19,270,477	18,875,980

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS — UNAUDITED

	For the three months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,580,540	$1,282,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	292,837	260,705
Amortization of deferred financing expenses	—	123,944
Bad debt expense	3,536	—
Write-down of inventory	103,969	—
Loss on disposal of property and equipment	9,599	—
Gain on disposition of certain assets of Genomics Collaborative division	(7,500)	—
Stock-based compensation	235,614	688,392
(Increase) decrease from changes:
Accounts receivable	644,092	1,262,941
Inventory	(561,137)	(715,913)
Prepaid expenses and other current assets	156,832	48,054
Other assets	215,354	—
Increase (decrease) from changes:
Accounts payable	(149,750)	148,254
Accrued expenses and other liabilities	(1,092,756)	(809,399)
Net cash provided by operating activities	1,431,230	2,289,513
Cash flows from investing activities:
Purchases of property and equipment	(1,179,435)	(23,102)
Proceeds from the disposition of certain assets of Genomics Collaborative division	7,500	—
Net cash used in investing activities	(1,171,935)	(23,102)
Cash flows from financing activities:
Repayments of long-term debt	(13,747)	(239,980)
Deferred financing expenses	(186,902)	—
Proceeds from exercise of options	75,830	3,332
Net cash used in financing activities	(124,819)	(236,648)
Net increase in cash and cash equivalents	134,476	2,029,763
Cash and cash equivalents, beginning of period	16,074,915	6,169,396
Cash and cash equivalents, end of period	$16,209,391	$8,199,159

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the three months ended December 31, 2010 and 2009 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2010 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2010 financial statements.

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In particular, SeraCare provides estimates regarding the collectability of accounts receivable, the net realizable value of the Company’s inventory, the recoverability of long-lived assets, as well as the Company’s deferred tax asset and valuation allowance. On an ongoing basis, the Company evaluates its estimates based on historical experience and various other assumptions that SeraCare believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

2. Recent Accounting Pronouncements

In April 2010, The Financial Accounting Standards Board ( the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this guidance on October 1, 2010. The guidance did not have an effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The guidance is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  We do not believe that this will have a material impact on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro forma Information for Business Combinations.  The guidance is effective for fiscal periods beginning after December 15, 2010 and clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  We do not believe that this will have a material impact on the financial position, results of operations or cash flows of the Company.

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

Inventory consists of the following:

	December 31, 2010	September 30, 2010
Raw materials and supplies	$1,327,655	$1,251,965
Work-in process	962,563	879,686
Finished goods	8,833,566	8,614,977
Gross inventory	11,123,784	10,746,628
Reserve for obsolete inventory	(1,637,807)	(1,717,819)
Net inventory	$9,485,977	$9,028,809

4. Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.

5. Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both December 31, 2010 and September 30, 2010, the total deferred lease liability for this facility was $1.4 million.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During fiscal 2009, our landlord reimbursed the Company $0.4 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both December 31, 2010 and September 30, 2010, the total deferred lease liability for both facilities was $1.0 million. The Company also leases various equipment under capital leases.

6. Debt

Debt consists of the following:

	December 31, 2010	September 30, 2010
Total debt - Consisting of capital leases	$64,217	$77,964
Less current portion	(49,811)	(55,994)
Total long-term debt	$14,406	$21,970

Middlesex Savings Bank and Commerce Bank and Trust Company Loan Agreement

On December 30, 2010, the Company entered into a secured Loan Agreement with Middlesex Savings Bank and Commerce Bank and Trust Company. The Loan Agreement provides the Company with senior secured credit facilities in the aggregate amount of $20.0 million. The credit facilities consist of:  a $5.0 million revolving credit facility, which provides both for the making of revolving loans and the issuance of letters of credit, subject to certain conditions as set forth in the Loan Agreement; and a $15.0 million term loan facility, which allows the Company to borrow up to four separate term loans prior to February 29, 2012, subject to certain conditions and limits as set forth in the Loan Agreement.

The proceeds of the revolving credit facility may be used by the Company for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of the Company’s eligible accounts receivable and eligible inventory. As of December 31, 2010, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and the Company must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of December 31, 2010 was 3.75% per annum. As of December 31, 2010, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

The proceeds of the term loan facility may be used to finance permitted acquisitions, permitted repurchases of the Company’s stock and other general corporate purposes, subject to various conditions and restrictions as set forth in the Loan Agreement. No amount of any term loan that is repaid may be reborrowed. The term loans will be consolidated into a single term loan on February 29, 2012, and such consolidated term loan must be repaid by the Company in eighty-four consecutive monthly installments, commencing on April 1, 2012 and ending on the final maturity date of February 28, 2019.

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of December 31, 2010 was 3.75% per annum. There were no amounts outstanding as of December 31, 2010 under the term loan facility.

The Company is permitted to make voluntary prepayments of outstanding revolving loans and term loans, in whole or in part (subject to certain minimum prepayment amount requirements), at any time. The Company is also required to make certain mandatory prepayments of the loans upon certain asset sales, upon certain casualty events, upon certain equity issuances, upon certain change of control events and in the event it has excess cash flow if it makes certain acquisitions.  The Company is required to pay an early termination fee in certain agreed amounts if it prepays the term loans in full by refinancing the term loans with any lenders other than Middlesex Savings Bank or Commerce Bank and Trust Company prior to the third anniversary of the date of the Loan Agreement.

The Loan Agreement contains various customary representations, financial and non-financial covenants, and events of defaults. The covenants include, among others: restrictions on the existence or incurrence of indebtedness; restrictions on the existence or incurrence of liens; restrictions on mergers, acquisitions and dispositions of assets; restrictions on the payment of dividends and distributions on Company stock, on repurchases of Company stock, and on other restricted payments; restrictions on the making of investments; and a maximum consolidated senior leverage ratio and a minimum consolidated debt service coverage ratio.  As of December 31, 2010, the Company is in compliance with its covenants.  Upon the occurrence of an event of default (subject in some cases to certain grace periods and cure rights of the Company), the lenders may accelerate the payment of the loans and/or terminate their commitments to lend, in addition to exercising other legal remedies, including foreclosing on the collateral for the loans.

Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets.

During the three months ended December 31, 2010, the Company capitalized $0.2 million of costs directly related to the Loan Agreement. These costs are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method.

Real Property Mortgage Note

The Company had a promissory note with Commerce Bank & Trust Company which was secured by a mortgage on the real property located at 375 West Street, West Bridgewater, Massachusetts. On July 31, 2009, the Company amended the note. Under the note amendment, the Company paid monthly principal and interest payments through October 2009 to reduce the principal balance of the loan to $1.2 million and thereafter made monthly principal and interest payments based on a ten-year amortization schedule. The note amendment also extended the final maturity to February 28, 2011 from August 31, 2009. Under the note amendment, the Company paid interest at the bank’s base rate plus 3%, with a floor of 6.25%.

The Company sold the West Bridgewater property for $1.4 million and repaid the note in its entirety during January 2010.

GE Capital Credit and Security Agreement

On June 7, 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. During the three months ended December 31, 2009, the Company terminated the Credit and Security Agreement and paid a $0.1 million termination fee to GE Capital which was charged to interest expense. In addition, the Company had $0.1 million of unamortized deferred financing expenses related to the Credit and Security Agreement that were charged to interest expense during the three months ended December 31, 2009.

7. Reorganization Items

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. The Company emerged from bankruptcy protection under the Joint Plan of Reorganization which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. As part of the Joint Plan of Reorganization, on September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005. During the three months ended December 31, 2010, the Company was informed that the escrow funds were not entirely used and the Company was refunded $0.9 million, which included interest.

8. Stockholders’ Equity

The Company is authorized to issue 35,000,000 shares of common stock and 5,000,000 shares of preferred stock at $0.001 par value. The Board of Directors may, without further action by the Company’s shareholders, issue preferred stock in one or more series. These terms may include voting rights, preferences as to dividends and liquidation, and conversion and redemption rights.

During the three months ended December 31, 2010, the non-employee directors were issued a total of 3,450 shares of the Company’s common stock. Employees exercised 44,332 stock options during the three months ended December 31, 2010.

As of December 31, 2010, the total number of shares outstanding was 18,901,366.

The Loan Agreement contains certain restrictions on the payment of dividends on the Company’s stock.

9. Stock-Based Compensation Plans

SeraCare has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended, and its 2009 Equity Incentive Plan (collectively, the “Plans”), which are described in further detail in SeraCare’s Annual Report on Form  10-K, as amended, for the year ended September 30, 2010. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of a stock option is ten years. Options that are granted to Board members generally vest either immediately or over one year.

A summary of the Company’s options as of December 31, 2010 and changes during the three months then ended is presented below:

		Weighted-
		Average
	Number	Exercise
	of	Price Per
Options	Options	Share
Outstanding September 30, 2010	2,497,294	$4.16
Granted	85,000	$3.86
Exercised	(44,332)	$1.71
Expired	-	-
Forfeited	(56,336)	$2.29

Outstanding December 31, 2010	2,481,626	$4.24

Exercisable at December 31, 2010	1,968,743	$4.65

As of December 31, 2010, options to purchase 622,529 shares of common stock remain available for future grants under the Plans.

          As of December 31, 2010, options to purchase 700,000 shares of common stock were issued outside the Plans, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. During the three months ended December 31, 2010, there was no activity outside of the Plans.

          During the three months ended December 31, 2010, the Company granted 340,935 shares of restricted stock to employees. The grant date fair value of the restricted stock was $4.79. In addition, the Company granted 3,450 shares of common stock to its non-employee directors. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if vesting conditions are not satisfied. Restricted stock vests over four years and is subject to forfeiture should employment terminate during the restriction period. Restricted stock cannot be sold, assigned, transferred or pledged during the restriction period. During the three months ended December 31, 2009, the Company granted 145,933 and 8,787 shares of common stock to the senior management team and non-employee directors, respectively. Of the 145,933 shares of common stock that were issued to the senior management team, 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan and are included in the table below as part of selling, general and administrative expenses. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant in the current period.

The following table presents stock-based compensation included in our statements of operations:

	Three Months Ended December 31,
	2010	2009

Cost of revenue	$69,549	$61,723
Research and development expense	(5,289)	14,011
Selling, general and administrative expenses	171,354	612,658
Total stock-based compensation	$235,614	$688,392

Incremental charge to earnings per share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

10. Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options and unvested restricted shares) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

The following table sets out the computations of basic and diluted earnings per common share:

	Three Months Ended December 31,
	2010	2009
Numerator:
Net income	$1,580,540	$1,282,535
Denominator:
Weighted average common shares outstanding	18,861,196	18,740,261
Effect of dilutive securities:
Stock options	409,281	135,719
Diluted weighted average common shares outstanding	19,270,477	18,875,980
Earnings per common share
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

Excluded from the calculation of diluted earnings per common share for the three months ended December 31, 2010 and 2009 were 1.4 million and 1.6 million shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. For the three months ended December 31, 2010, 0.3 million shares of unvested restricted stock were excluded from the calculation of diluted earnings per common share as the assumed proceeds were in excess of the average fair market value of our common stock which would make them anti-dilutive.

11. Segment Information

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

The Company utilizes multiple forms of analysis and control to evaluate the performance of the segments and to evaluate investment decisions. Gross profit is deemed to be the most significant measurement of performance, and administrative expenses are not allocated or reviewed by management at the segment level. Segments are expected to manage only assets completely under their control. Accordingly, segment assets include primarily accounts receivable, inventory, property and equipment and goodwill and do not include assets identified as general corporate assets. The following segment financial information has been prepared on the same basis as the Company’s financial statements, utilizing the accounting policies described in the Summary of Significant Accounting Policies in note 2 of the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, as amended.

The Company’s segment information for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,
	2010	2009
Revenue:
Diagnostic & Biopharmaceutical Products	$7,271,318	$7,715,112
BioServices	3,191,179	3,541,993
Total revenue	$10,462,497	$11,257,105
Gross Profit:
Diagnostic & Biopharmaceutical Products	$3,381,657	$4,055,256
BioServices	586,230	861,518
Total gross profit	$3,967,887	$4,916,774

12.  Fair Value Measurements

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

	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$16,209,391	$—	$—	$16,209,391

At December 31, 2010, the fair value of the assets measured and classified within Level 1 was based on quoted prices.

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of December 31, 2010, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis for the three months ended December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and related notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended,  for the year ended September 30, 2010.

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

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2010, we have identified revenue recognition, returns, inventory valuation, valuation of long-lived assets, contingencies and litigation reserves, accounting for goodwill and other intangible assets, accounting for income taxes and stock-based compensation as the accounting policies critical to the operations of SeraCare. We have reviewed our accounting policies and determined that these remain our critical accounting policies for the quarter ended December 31, 2010.  For a full discussion of these policies, please refer to our Annual Report on Form 10-K for the year ended September 30, 2010.

Results of Operations

The following table presents our statement of operations data as a percentage of revenue:

	Three Months Ended December 31,
	2010	2009
	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0
Cost of revenue	62.1	56.3
Gross profit	37.9	43.7
Research and development expense	3.0	1.4
Selling, general and administrative expenses	28.1	29.0
Reorganization items	(8.1)	—
Operating income	14.9	13.3
Interest income (expense), net	0.2	(1.8)
Other income, net	—	—
Income before income taxes	15.1	11.5
Income tax expense	—	(0.1)
Net income	15.1	11.4

Comparison of three months ended December 31, 2010 and December 31, 2009

Revenue

The following table sets forth segment revenue in millions of dollars for the three months ended December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009	Percent change
Diagnostic & Biopharmaceutical Products	$7.3	$7.7	(6)%
BioServices	3.2	3.6	(10)%
Total revenue	$10.5	$11.3	(7)%

Revenue for the three months ended December 31, 2010 decreased by 7%, or $0.8 million, to $10.5 million from $11.3 million in the three months ended December 31, 2009. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $0.4 million, a 6% decrease. The decrease is due to lower sales volume due to the timing of purchases by our large customers. One of our large customers has been reducing their inventory on hand as they prepare to transition to one of our new products. In addition, during the three months ended December 31, 2010, we terminated our Vice President, Sales and Marketing. We believe this organizational change negatively affected sales during the quarter. We believe this organizational change will negatively affect sales during the second quarter as well, but will have a positive long term effect as we hire a successor who will be charged with realigning the sales and marketing organization to drive increased sales in the future.

During the three months ended December 31, 2010, revenue for our BioServices segment decreased by $0.4 million, a 10% decrease, to $3.2 million from $3.6 million in the three months ended December 31, 2009. As previously disclosed, the decrease is due to the expiration of certain government contracts and projects that were funded by the American Recovery and Relief Act.

Gross Profit

Gross profit margin decreased to 38% in the three months ended December 31, 2010 from 44% in the three months ended December 31, 2009. Our Diagnostic & Biopharmaceutical Products gross profit margin decreased to 47% in the three months ended December 31, 2010 from 53% in the three months ended December 31, 2009. The decrease is due to higher fixed manufacturing expenses compared to revenue, increased inventory write-downs and product mix as we sold less of our higher margin products during the three months ended December 31, 2010 as compared to the prior year.

Our BioServices gross profit margin decreased to 18% in the three months ended December 31, 2010 from 24% in the three months ended December 31, 2009. The decrease is due to the lower revenue base over which our costs are spread as well as severance costs as we terminated select employees in order to realign our costs with our revenue.

Research and Development Expense

Research and development expense totaled $0.3 million, or 3% of revenue, in the three months ended December 31, 2010 as compared to $0.2 million, or 1% of revenue, in the three months ended December 31, 2009. The increase in expense is due to a renewed focus on research and development as well as severance costs associated with organizational changes. Going forward, we expect to increase research and development expense over prior year spending levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2.9 million, or 28% of revenue in the three months ended December 31, 2010, from $3.3 million, or 29% of revenue in the three months ended December 31, 2009. During the three months ended December 31, 2010, we switched our legal and accounting firms and saved $0.3 million, primarily legal costs, as compared to the three months ended December 31, 2009. These savings were partially offset by severance costs of $0.1 million for the termination of our Vice President, Sales and Marketing.

Reorganization Items

In connection with our 2007 plan of reorganization, an aggregate of $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005.  During the three months ended December 31, 2010, we were informed that the escrow funds were not entirely used and we were refunded $0.9 million, including interest.  For more details regarding these reorganization items, see note 7 of the notes to our unaudited financial statements included in Item 1 of this report.

Operating Income

Operating income resulted from the factors above and included non cash expenses of stock-based compensation expense and depreciation and amortization. Operating income was $1.6 million for the three months ended December 31, 2010, which included stock-based compensation and depreciation and amortization totaling $0.2 million and $0.3 million, respectively, as compared to operating income of $1.5 million for the three months ended December 31, 2009, which included stock-based compensation and depreciation and amortization totaling $0.7 million and $0.3 million, respectively.

Interest Expense and Other Income

Interest expense was nominal during the three months ended December 31, 2010 as compared to $0.2 million during the three months ended December 31, 2009. During the three months ended December 31, 2009, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to the Credit and Security Agreement with GE Capital which we terminated in October 2009. Other income was nominal in each period.

Income Tax Expense

Income tax expense for both three month periods ended December 31, 2010 and 2009 was negligible as the Company’s taxable income was offset by its net operating loss carryforwards.

Net Income and Earnings Per Share

As a result of the above, net income was $1.6 million in the three months ended December 31, 2010 compared to net income of $1.3 million in the three months ended December 31, 2009. Earnings per share on a basic and diluted basis was $0.08 in the three months ended December 31, 2010 compared to earnings per share of $0.07 in the three months ended December 31, 2009.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the three month periods indicated (in millions):

	December 31, 2010	December 31, 2009
Net cash provided by operating activities	$1.4	$2.3
Net cash used in investing activities	(1.2)	(0.1)
Net cash used in financing activities	(0.1)	(0.2)
Net increase in cash and cash equivalents	$0.1	$2.0

As of December 31, 2010, our cash balance was $16.2 million, an increase of $0.1 million from our cash balance as of September 30, 2010. We had a current ratio, current assets to current liabilities, of 6.5 to 1 as of December 31, 2010 compared to 4.8 to 1 as of September 30, 2010. Total liabilities as of December 31, 2010 were $7.2 million compared to $9.1 million as of September 30, 2010. The total debt to equity ratio was 0.2 to 1 as of December 31, 2010 as compared to 0.3 to 1 as of  September 30, 2010.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs through at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $1.4 million for the three months ended December 31, 2010, as compared to cash provided by operating activities of $2.3 million for the three months ended December 31, 2009. During the three months ended December 31, 2010, we had net income of $1.6 million, which included non-cash charges of approximately $0.6 million, primarily related to depreciation and amortization of $0.3 million and stock-based compensation of $0.2 million. Our accounts receivable decreased $0.6 million while our inventory increased $0.6 million. The decrease in accounts receivable is due to lower revenue during the three months ended December 31, 2010 as compared to the three months ended September 30, 2010. Inventory has grown in anticipation of increased sales during the second half of fiscal 2011. Accounts payable and accrued expenses decreased $1.2 million due to the payment of year end accruals.

Cash provided by operating activities was $2.3 million for the three months ended December 31, 2009. During the three months ended December 31, 2009, we had net income of $1.3 million, which included non-cash charges of approximately $1.1 million, primarily related to stock-based compensation of $0.7 million and depreciation and amortization of $0.4 million. Our accounts receivable decreased $1.3 million while our inventory increased $0.7 million. The decrease in accounts receivable is due to both increased collection activity as well as lower revenue during the three months ended December 31, 2009 as compared to the three months ended September 30, 2009. In the three months ended December 31, 2009, we grew inventory in conjunction with forecasted demand for the remainder of fiscal 2010. Accounts payable and accrued expenses decreased $0.7 million due to the payment of year end accruals.

Investing Cash Flows

Cash used in investing activities was $1.2 million in the three months ended December 31, 2010 and was negligible in the three months ended December 31, 2009. During the three months ended December 31, 2010, we invested in equipment and are in the process of building out additional laboratory space at our Milford facility. Of the $1.2 million of equipment purchases, $0.7 million was purchased during fiscal 2010, but paid for during the three months ended December 31, 2010.

Financing Cash Flows

Cash used in financing activities was $0.1 million in the three months ended December 31, 2010 compared to cash used in financing activities of $0.2 million in the three months ended December 31, 2009. During the three months ended December 31, 2010, we spent $0.2 million to obtain a loan agreement. This was partially offset by $0.1 million of proceeds from the exercise of stock options by employees. During the three months ended December 31, 2009, we made payments of $0.2 million for our mortgage note and various capital leases.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2010, we were not party to any off-balance sheet arrangements.

Debt

On December 30, 2010, we entered into a secured Loan Agreement with Middlesex Savings Bank and Commerce Bank and Trust Company. The Loan Agreement provides us with senior secured credit facilities in the aggregate amount of $20.0 million. The credit facilities consist of:  a $5.0 million revolving credit facility, which provides both for the making of revolving loans and the issuance of letters of credit, subject to certain conditions as set forth in the Loan Agreement; and a $15.0 million term loan facility, which allows us to borrow up to four separate term loans prior to February 29, 2012, subject to certain conditions and limits as set forth in the Loan Agreement.

The proceeds of the revolving credit facility may be used by us for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of our eligible accounts receivable and eligible inventory. As of December 31, 2010, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and we must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of December 31, 2010 was 3.75% per annum. As of December 31, 2010, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

The proceeds of the term loan facility may be used to finance permitted acquisitions, permitted repurchases of our stock and other general corporate purposes, subject to various conditions and restrictions as set forth in the Loan Agreement. No amount of any term loan that is repaid may be reborrowed. The term loans will be consolidated into a single term loan on February 29, 2012, and we must repay the consolidated term loan in eighty-four consecutive monthly installments, commencing on April 1, 2012 and ending on the final maturity date of February 28, 2019.

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of December 31, 2010 was 3.75% per annum. There were no amounts outstanding as of December 31, 2010 under the term loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk. As of December 31, 2010, we had no assets or liabilities subject to material risks from interest rate changes. Our cash was held in non-interest bearing deposit accounts. Since interest rates are low, this strategy generates savings in bank fees greater than the interest income that would have been earned in an interest-bearing account.

Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because all international sales are denominated in U.S. dollars.

We were not a party to any derivative financial instruments at December 31, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Item 307 of Regulation S-K require management to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded no such changes during the quarter ended December 31, 2010 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

With respect to the fiscal quarter ended December 31, 2010, the information required in response to this Item is set forth in note 4 of the notes to our financial statements included in this report, and such information is hereby incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2010, except for the following:

Our secured credit facilities impose certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial conditions.

Our secured credit facilities impose certain operating and financial restrictions on us and require us to meet certain financial tests, including a maximum consolidated senior leverage ratio and a minimum consolidated debt service coverage ratio. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring additional indebtedness or raising other capital;

•	incurring liens on our assets;

•	engaging in mergers, consolidations, acquisitions of other businesses, or disposition of assets;

•	paying dividends or other distributions to our stockholders, or redeeming, repurchasing or retiring our capital stock in excess of specific limits; and

•	making investments, loans and advances.

These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. The failure to comply with any of these restrictive covenants would cause a default under our secured credit facilities. A default includes a “change of control,” as defined in the loan agreement governing our secured credit facilities.  If a default occurs, we may not be able to obtain a waiver or otherwise renegotiate the terms of our secured credit facilities on terms acceptable to us. A default, if not waived, could prevent us from borrowing under the secured credit facilities, could result in the termination of the secured credit facilities, could cause any outstanding debt thereunder to become immediately due and payable, and could result in our lenders thereunder proceeding against the collateral securing the debt. If any outstanding debt became immediately due and payable, we may not be able to repay the debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not be available on terms acceptable to us.

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

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. In December 2010, we established secured credit facilities in the aggregate amount of $20.0 million, consisting of a $5.0 million revolving credit facility, which is governed by a borrowing base, and a $15.0 million term loan facility. Our ability to finance organic growth as well as future acquisitions under our secured credit facilities will be subject to certain conditions as set forth in the loan agreement governing our secured credit facilities, including our borrowing capacity thereunder. Even if we are able to access our secured credit facilities, we cannot assure you that our borrowing capacity thereunder, combined with cash generated from operations, will be sufficient to conduct operations and achieve our goals. In that event, we may need to raise additional capital. Recent conditions in the banking system and financial markets have resulted in a tightening in the credit markets, lower levels of liquidity in many financial markets, and volatility in fixed income, credit, currency and equity markets. If we raise money through additional borrowings, we may become subject to new restrictive covenants and high interest rates, which would increase the total cost of conducting operations. However, there can be no assurance that additional borrowing resources will be available promptly, on favorable terms or at all. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Our stock price has been volatile as a result of overall conditions in the financial markets and other factors. A decline in the price of our common stock may adversely impact our ability to fund our operations through the issuance of equity securities. The issuance of additional equity securities by us following a decline in our stock price may result in a significant dilution of your stock ownership. Any inability to successfully raise needed capital on a timely or cost-effective basis could adversely affect our short-term liquidity and our ability to make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates, and could have a material adverse effect on our business, financial condition, and operating results.

Item 5. Other Information

Our board of directors has not yet established a record date or meeting date for our 2011 annual meeting of stockholders.  We will disclose the record date and meeting date after they are determined by our board.

Grants of Restricted Stock

On December 8, 2010, the Compensation Committee of our Board of Directors approved the issuance of restricted stock awards to certain of our employees, including certain of our named executive officers. Susan L.N. Vogt, Gregory A. Gould, Ronald R. Dilling and Katheryn E. Shea received grants of 80,000, 50,000, 24,600 and 21,000 shares of restricted stock, respectively, under our Amended and Restated 2001 Stock Incentive Plan, as amended, or the 2001 Plan.  The recipients of restricted stock awards generally may not sell, assign, transfer, pledge, hypothecate or otherwise dispose of any unvested shares.  The shares vest over four years, as follows:  25% of the shares subject to the grant vests on the first anniversary of the date of grant, and 6.25% of the shares subject to the grant vests at the end of each three-month period thereafter.  For restricted stock issued to employees pursuant to the 2001 Plan, upon a change of control, as defined in the 2001 Plan, unvested shares may be subject to acceleration under certain circumstances set forth in the 2001 Plan.  Vesting of the shares of restricted stock granted to Ms. Vogt and Mr. Gould are also subject to acceleration in accordance with the terms of their employment agreements.

The forms of restricted stock agreements adopted by the Compensation Committee for grants of restricted stock to our executive officers under the 2001 Plan and our 2009 Equity Incentive Plan are filed as exhibits to this report. In addition, the restricted stock agreements for Ms. Vogt and Mr. Gould, which are substantially the same as the form of restricted stock agreement under the 2001 Plan except for the acceleration of vesting provision, are filed as exhibits to this report.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed or furnished as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERACARE LIFE SCIENCES, INC.

By:	/s/ Gregory A. Gould
Gregory A. Gould
Title:	Chief Financial Officer, Treasurer and Secretary (Principal
financial officer, chief accounting officer and duly authorized officer)

Date: February 11, 2011

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.1	Form of Restricted Stock Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended *				X

10.2	Form of Restricted Stock Agreement under the 2009 Equity Incentive Plan *				X

10.3	Restricted Stock Agreement dated as of December 8, 2010 by and between SeraCare Life Sciences, Inc. and Susan L.N. Vogt *				X

10.4	Restricted Stock Agreement dated as of December 8, 2010 by and between SeraCare Life Sciences, Inc. and Gregory A. Gould *				X

10.5	Loan Agreement dated as of December 30, 2010 by and among SeraCare Life Sciences, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Middlesex Savings Bank, as letter of credit issuer and administrative agent.	8-K	1/6/11	10.1

10.6	Security Agreement dated as of December 30, 2010 by and among SeraCare Life Sciences, Inc., as borrower, the guarantors from time to time party thereto, and Middlesex Savings Bank, as administrative agent.	8-K	1/6/11	10.2

10.7	Severance Agreement dated as of December 31, 2010 by and between SeraCare Life Sciences, Inc. and William J. Smutny. *	8-K	1/13/11	10.1

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.				X

	* Indicates management contract or compensatory plan or arrangement