Form 10-Q
period 2011-03-31
SERACARE LIFE SCIENCES INC
filed 2011-05-12
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the transition period from to

Commission file number: 1-34105

SeraCare Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

DE	33-0056054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Birch Street Milford, MA	01757
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares of common stock outstanding as of April 30, 2011 was 19,282,677.

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

Item 1. Financial Statements

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS — UNAUDITED

	As of March 31, 2011	As of September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$16,880,652	$16,074,915
Accounts receivable, less allowance for doubtful accounts of $40,000 as of both March 31, 2011 and September 30, 2010	6,838,605	7,288,133
Taxes receivable	5,910	118,486
Inventory	9,580,881	9,028,809
Prepaid expenses and other current assets	246,701	333,191
Total current assets	33,552,749	32,843,534
Property and equipment, net	6,140,561	5,970,179
Goodwill	4,284,979	4,284,979
Other assets	470,422	526,810
Total assets	$44,448,711	$43,625,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,891,533	$2,787,855
Accrued expenses and other liabilities	2,378,744	4,041,172
Current portion of long-term debt	43,471	55,994
Total current liabilities	4,313,748	6,885,021
Long-term debt	6,684	21,970
Other liabilities	2,136,835	2,216,916
Total liabilities	6,457,267	9,123,907
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized; 18,905,971 and 18,853,584 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	18,906	18,853
Additional paid-in capital	104,866,516	104,351,093
Retained deficit	(66,893,978)	(69,868,351)
Total stockholders’ equity	37,991,444	34,501,595
Total liabilities and stockholders’ equity	$44,448,711	$43,625,502

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$11,002,884	$12,851,370	$21,465,381	$24,108,475
Cost of revenue	6,603,463	7,292,792	13,098,073	13,633,123
Gross profit	4,399,421	5,558,578	8,367,308	10,475,352
Research and development expense	236,451	168,332	545,698	331,605
Selling, general and administrative expenses	2,868,420	3,407,817	5,815,348	6,668,223
Reorganization items	-	-	(846,094)	-
Operating income	1,294,550	1,982,429	2,852,356	3,475,524
Interest (expense) income, net	(8,943)	(25,925)	13,339	(230,650)
Other income, net	15,000	27,618	15,452	30,083
Income before income taxes	1,300,607	1,984,122	2,881,147	3,274,957
Income tax benefit	93,226	112,225	93,226	103,925
Net income	$1,393,833	$2,096,347	$2,974,373	$3,378,882

Earnings per common share
Basic	$0.07	$0.11	$0.16	$0.18
Diluted	$0.07	$0.11	$0.15	$0.18
Weighted average shares outstanding
Basic	18,905,062	18,828,199	18,882,888	18,783,747
Diluted	19,311,937	19,005,353	19,286,984	19,024,835

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,974,373	$3,378,882
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	593,205	519,949
Amortization of deferred financing expenses	43,354	142,733
Bad debt expense (recoveries), net	4,272	(93,284)
Write-down of inventory	179,267	417,351
Loss on disposal of property and equipment	9,599	—
Gain on disposition of certain assets of Genomics Collaborative division	(32,500)	(25,000)
Stock-based compensation	437,146	1,032,425
(Increase) decrease from changes:
Accounts receivable	445,256	466,538
Taxes receivable	112,576	(78,929)
Inventory	(731,339)	(1,174,766)
Prepaid expenses and other current assets	86,490	(14,357)
Other assets	215,354	—
Increase (decrease) from changes:
Accounts payable	(216,424)	473,420
Accrued expenses and other liabilities	(1,742,509)	(138,722)
Net cash provided by operating activities	2,378,120	4,906,240
Cash flows from investing activities:
Purchases of property and equipment	(1,453,084)	(115,107)
Proceeds from the sale of assets held for sale, net	—	1,264,330
Proceeds from the disposition of certain assets of Genomics Collaborative division	32,500	25,000
Net cash (used in) provided by investing activities	(1,420,584)	1,174,223
Cash flows from financing activities:
Repayments of long-term debt	(27,809)	(1,445,429)
Deferred financing expenses	(202,320)	—
Proceeds from exercise of options	78,330	7,497
Net cash used in financing activities	(151,799)	(1,437,932)
Net increase in cash and cash equivalents	805,737	4,642,531
Cash and cash equivalents, beginning of period	16,074,915	6,169,396
Cash and cash equivalents, end of period	$16,880,652	$10,811,927

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the six months ended March 31, 2011 and 2010 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2010 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2010 financial statements.

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

Inventory consists of the following:

	March 31, 2011	September 30, 2010
Raw materials and supplies	$1,356,300	$1,251,965
Work-in process	1,086,619	879,686
Finished goods	8,624,198	8,614,977
Gross inventory	11,067,117	10,746,628
Reserve for obsolete inventory	(1,486,236)	(1,717,819)
Net inventory	$9,580,881	$9,028,809

4. Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.

5. Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both March 31, 2011 and September 30, 2010, the total deferred lease liability for this facility was $1.4 million.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During fiscal 2009, our landlord reimbursed the Company $0.4 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both March 31, 2011 and September 30, 2010, the total deferred lease liability for both facilities was $1.0 million. The Company also leases various equipment under capital leases.

6. Debt

Debt consists of the following:

	March 31, 2011	September 30, 2010
Total debt - Consisting of capital leases	$50,155	$77,964
Less current portion	(43,471)	(55,994)
Total long-term debt	$6,684	$21,970

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

The proceeds of the revolving credit facility may be used by the Company for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of the Company’s eligible accounts receivable and eligible inventory. As of March 31, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and the Company must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of March 31, 2011 was 3.75% per annum. As of March 31, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of March 31, 2011 was 3.75% per annum. There were no amounts outstanding as of March 31, 2011 under the term loan facility.

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

The Loan Agreement contains various customary representations, financial and non-financial covenants, and events of defaults. The covenants include, among others: restrictions on the existence or incurrence of indebtedness; restrictions on the existence or incurrence of liens; restrictions on mergers, acquisitions and dispositions of assets; restrictions on the payment of dividends and distributions on Company stock, on repurchases of Company stock, and on other restricted payments; restrictions on the making of investments; and a maximum consolidated senior leverage ratio and a minimum consolidated debt service coverage ratio.  As of March 31, 2011, the Company is in compliance with its covenants.  Upon the occurrence of an event of default (subject in some cases to certain grace periods and cure rights of the Company), the lenders may accelerate the payment of the loans and/or terminate their commitments to lend, in addition to exercising other legal remedies, including foreclosing on the collateral for the loans.

Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets.

During the six months ended March 31, 2011, the Company capitalized $0.2 million of costs directly related to the Loan Agreement. These costs are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method.

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

7. Reorganization Items

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. The Company emerged from bankruptcy protection under the Joint Plan of Reorganization which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. As part of the Joint Plan of Reorganization, on September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005. During the six months ended March 31, 2011, the Company was informed that the escrow funds were not entirely used and the Company was refunded $0.9 million, which included interest.

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

During the three and six months ended March 31, 2011, the non-employee directors were issued a total of 2,605 and 6,055 shares, respectively, of the Company’s common stock. Employees exercised 2,000 and 46,332 stock options, respectively, during the three and six months ended March 31, 2011.

As of March 31, 2011, the total number of shares outstanding was 18,905,971.

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

A summary of the Company’s options as of March 31, 2011 and changes during the six months then ended is presented below:

		Weighted
		Average
	Number	Exercise
	of	Price Per
Options	Shares	Share
Outstanding September 30, 2010	2,497,294	$4.16
Granted	85,000	$3.86
Exercised	(46,332)	$1.69
Expired	(172,666)	$5.66
Forfeited	(56,336)	$2.29

Outstanding March 31, 2011	2,306,960	$4.13

Exercisable at March 31, 2011	1,815,327	$4.55

As of March 31, 2011, options to purchase 759,000 shares of common stock remain available for future grants under the Plans. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant during the six months ended March 31, 2011.

As of March 31, 2011, options to purchase 700,000 shares of common stock were issued outside the Plans, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. During the six months ended March 31, 2011, there was no activity outside of the Plans.

Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if vesting conditions are not satisfied. Restricted stock vests over four years and is subject to forfeiture should employment terminate during the restriction period. Restricted stock cannot be sold, assigned, transferred or pledged during the restriction period.

A summary of the Company’s restricted stock as of March 31, 2011 and changes during the six months then ended is presented below:

		Weighted
	Number	Average
	of	Grant Date
Restricted Stock	Shares	Fair Value
Outstanding September 30, 2010	—	$—
Granted	375,935	$4.70
Forfeited	(1,410)	$4.79

Outstanding March 31, 2011	374,525	$4.70

During the six months ended March 31, 2010, the Company granted 157,317 shares of common stock to the senior management team, of which 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan and are included in the table below as part of selling, general and administrative expenses.

The following table presents stock-based compensation included in our statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Cost of revenue	$52,510	$70,091	$122,059	$131,814
Research and development expense	—	5,329	(5,289)	19,340
Selling, general and administrative expenses	149,022	268,613	320,376	881,271
Total stock-based compensation expense	$201,532	$344,033	$437,146	$1,032,425

Incremental charge to earnings per share
Basic	$0.01	$0.02	$0.02	$0.05
Diluted	$0.01	$0.02	$0.02	$0.05

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

The following table sets out the computations of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income	$1,393,833	$2,096,347	$2,974,373	$3,378,882
Denominator:
Weighted average common shares outstanding	18,905,062	18,828,199	18,882,888	18,783,747
Effect of dilutive securities:
Stock options (1)	406,875	177,154	404,096	241,088
Diluted weighted average common shares outstanding	19,311,937	19,005,353	19,286,984	19,024,835
Earnings (loss) per common share
Basic	$0.07	$0.11	$0.16	$0.18
Diluted	$0.07	$0.11	$0.15	$0.18

(1)
Excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2011 and 2010 were 1.3 million and 1.5 million shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. Excluded from the calculation of diluted earnings per common share for the six months ended March 31, 2011 and 2010 were 1.4 million and 1.6 million shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. For the three and six months ended March 31, 2011, 0.3 million and 0.2 million shares of unvested restricted stock, respectively, were excluded from the calculation of diluted earnings per common share as the assumed proceeds were in excess of the average fair market value of our common stock which would make them anti-dilutive.

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

The Company’s segment information for the three and six months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Diagnostic & Biopharmaceutical Products	$8,135,182	$8,956,547	$15,406,500	$16,671,659
BioServices	2,867,702	3,894,823	6,058,881	7,436,816
Total revenue	$11,002,884	$12,851,370	$21,465,381	$24,108,475
Gross Profit:
Diagnostic & Biopharmaceutical Products	$3,918,682	$4,824,336	$7,300,339	$8,879,592
BioServices	480,739	734,242	1,066,969	1,595,760
Total gross profit	$4,399,421	$5,558,578	$8,367,308	$10,475,352

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

March 31, 2011	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$16,880,652	$—	$—	$16,880,652
September 30, 2010	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$16,074,915	$—	$—	$16,074,915

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of March 31, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis for the six months ended March 31, 2011.

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

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2010, we have identified revenue recognition, returns, inventory valuation, valuation of long-lived assets, contingencies and litigation reserves, accounting for goodwill and other intangible assets, accounting for income taxes and stock-based compensation as the accounting policies critical to the operations of SeraCare. We have reviewed our accounting policies and determined that these remain our critical accounting policies for the six months ended March 31, 2011.  For a full discussion of these policies, please refer to our Annual Report on Form 10-K, as amended,  for the year ended September 30, 2010.

Results of Operations

The following table presents our statement of operations data as a percentage of revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	%	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	60.0	56.8	61.0	56.5
Gross profit	40.0	43.2	39.0	43.5
Research and development expense	2.1	1.3	2.5	1.4
Selling, general and administrative expenses	26.1	26.5	27.1	27.7
Reorganization items	-	-	(3.9)	-
Operating income	11.8	15.4	13.3	14.4
Interest (expense) income, net	(0.1)	(0.2)	0.1	(0.9)
Other income, net	0.1	0.2	0.1	0.1
Income before income taxes	11.8	15.4	13.5	13.6
Income tax benefit	0.9	0.9	0.4	0.4
Net income	12.7	16.3	13.9	14.0

Comparison of three months ended March 31, 2011 and March 31, 2010

Revenue

The following table sets forth segment revenue in millions of dollars for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31, 2011	March 31, 2010	Percent change
Diagnostic & Biopharmaceutical Products	$8.1	$9.0	(9)%
BioServices	2.9	3.9	(26)%
Total revenue	$11.0	$12.9	(14)%

Revenue for the three months ended March 31, 2011 decreased by 14%, or $1.9 million, to $11.0 million from $12.9 million in the three months ended March 31, 2010. Diagnostic & Biopharmaceutical Products revenue during this period decreased by $0.9 million, a 9% decrease. The decrease is due to lower sales volume to some of our large customers who have implemented processes to reduce their inventory, resulting in lower purchases for the current period. One of these large customers has also been reducing its inventory on hand as it transitions to one of our new products. In addition, we are in the process of optimizing our sales force. In March 2011, we hired a new Vice President, Sales and Marketing who has been charged with driving increased sales force effectiveness and revenue growth in the future. We believe that the disruptions in our sales process arising from this organizational change along with other changes being made to upgrade the organization will continue to negatively affect sales during the second half of fiscal 2011 but that these organizational changes will have a positive long-term impact.

During the three months ended March 31, 2011, revenue for our BioServices segment decreased by $1.0 million, a 26% decrease, to $2.9 million from $3.9 million in the three months ended March 31, 2010. As previously disclosed, the decrease is due to the expiration of certain government contracts as well as projects that were funded by the American Recovery and Relief Act. We believe that revenue for our BioServices segment will continue to decrease during the second half of fiscal 2011.

Gross Profit

Gross profit margin decreased to 40% in the three months ended March 31, 2011 from 43% in the three months ended March 31, 2010. Our Diagnostic & Biopharmaceutical Products gross profit margin decreased to 48% in the three months ended March 31, 2011 from 54% in the three months ended March 31, 2010. The decrease is due to increased inventory expense and the lower revenue base over which our fixed costs are spread.

Our BioServices gross profit margin decreased to 17% in the three months ended March 31, 2011 from 19% in the three months ended March 31, 2010. The decrease is due to the lower revenue base over which our costs are spread.

Research and Development Expense

Research and development expense totaled $0.2 million, or 2% of revenue, in the three months ended March 31, 2011 as compared to $0.2 million, or 1% of revenue, in the three months ended March 31, 2010. Going forward, we expect to continue to increase research and development expense over prior year spending levels in order to introduce new products focused on supporting growth in research and clinical laboratory markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2.9 million, or 26% of revenue in the three months ended March 31, 2011, from $3.4 million, or 27% of revenue in the three months ended March 31, 2010. The decrease is due to lower incentive-based compensation as a result of lower revenues during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. In addition, legal costs have decreased from the prior year period as a result of switching our legal firm at the end of fiscal 2010.

Operating Income

Operating income resulted from the factors above and included non-cash expenses of stock-based compensation and depreciation and amortization. Operating income was $1.3 million for the three months ended March 31, 2011, which included stock-based compensation and depreciation and amortization totaling $0.2 million and $0.3 million, respectively, as compared to operating income of $2.0 million for the three months ended March 31, 2010, which included $0.3 million each of stock-based compensation and depreciation and amortization.

Interest Expense and Other Income

Interest expense and other income was nominal for both three-month periods ended March 31, 2011 and 2010.

Income Tax Benefit

Income tax benefit for both three-month periods ended March 31, 2011 and 2010 was $0.1 million. During the three months ended March 31, 2011, we recorded a tax benefit of $0.1 million related to a state tax refund which had been reserved as it was under audit. During the three months ended March 31, 2010, we recorded a tax benefit of $0.1 million due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments.

Net Income and Earnings Per Share

As a result of the above, net income was $1.4 million in the three months ended March 31, 2011 compared to net income of $2.1 million in the three months ended March 31, 2010. Earnings per share on a basic and diluted basis was $0.07 in the three months ended March 31, 2011 compared to earnings per share on a basic and diluted basis of $0.11 in the three months ended March 31, 2010.

Comparison of six months ended March 31, 2011 and March 31, 2010

Revenue

The following table sets forth segment revenue in millions of dollars for the six months ended March 31, 2011 and 2010, respectively:

	Six Months Ended
	March 31, 2011	March 31, 2010	Percent change
Diagnostic & Biopharmaceutical Products	$15.4	$16.7	(8)%
BioServices	6.1	7.4	(19)%
Total revenue	$21.5	$24.1	(11)%

Revenue for the six months ended March 31, 2011 decreased by 11%, or $2.6 million, to $21.5 million from $24.1 million in the six months ended March 31, 2010. Diagnostic & Biopharmaceutical Products revenue during this period decreased by $1.3 million, an 8% decrease. The decrease is due to lower sales volume to some of our large customers who have implemented processes to reduce their inventory, resulting in lower purchases for the current period. One of these large customers has also been reducing its inventory on hand as it transitions to one of our new products. In addition, we are in the process of optimizing our sales force. In March 2011, we hired a new Vice President, Sales and Marketing who has been charged with driving increased sales force effectiveness and revenue growth in the future. We believe that the disruptions in our sales process arising from this organizational change along with other changes being made to upgrade the organization will continue to negatively affect sales during the second half of fiscal 2011 but that these organizational changes will have a positive long-term impact.

During the six months ended March 31, 2011, revenue for our BioServices segment decreased by $1.3 million, a 19% decrease, to $6.1 million from $7.4 million in the six months ended March 31, 2010. As previously disclosed, the decrease is due to the expiration of certain government contracts as well as projects that were funded by the American Recovery and Relief Act.

Gross Profit

Gross profit margin decreased to 39% in the six months ended March 31, 2011 from 43% in the six months ended March 31, 2010. Our Diagnostic & Biopharmaceutical Products gross profit margin decreased to 47% in the six months ended March 31, 2011 from 53% in the six months ended March 31, 2010. The decrease is due to increased inventory expense and the lower revenue base over which our fixed costs are spread.

Our BioServices gross profit margin decreased to 18% in the six months ended March 31, 2011 from 21% in the six months ended March 31, 2010. The decrease is due to the lower revenue base over which our costs are spread as well as severance costs as we terminated select employees in order to realign our costs with our revenue.

Research and Development Expense

Research and development expense totaled $0.5 million, or 3% of revenue, in the six months ended March 31, 2011 as compared to $0.3 million, or 1% of revenue, in the six months ended March 31, 2010. The increase in expense is due to a renewed focus on research and development as well as severance costs associated with organizational changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $5.8 million, or 27% of revenue in the six months ended March 31, 2011, from $6.7 million, or 28% of revenue in the six months ended March 31, 2010. The decrease is due to lower incentive-based compensation as a result of lower revenues during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. In addition, during the six months ended March 31, 2011, we switched our legal and accounting firms and saved $0.4 million, primarily legal costs, as compared to the six months ended March 31, 2010. These savings were partially offset by severance costs of $0.1 million for the termination of our Vice President, Sales and Marketing.

Reorganization Items

In connection with our 2007 plan of reorganization, an aggregate of $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005.  During the six months ended March 31, 2011, we were informed that the escrow funds were not entirely used and we were refunded $0.9 million, including interest.  For more details regarding these reorganization items, see note 7 of the notes to our unaudited financial statements included in Item 1 of this report.

Operating Income

Operating income resulted from the factors above and included non-cash expenses of stock-based compensation and depreciation and amortization. Operating income was $2.9 million for the six months ended March 31, 2011, which included stock-based compensation and depreciation and amortization totaling $0.4 million and $0.6 million, respectively, as compared to operating income of $3.5 million for the six months ended March 31, 2010, which included stock-based compensation and depreciation and amortization totaling $1.0 million and $0.5 million, respectively.

Interest Expense and Other Income

Interest expense was nominal during the six months ended March 31, 2011 as compared to $0.2 million during the six months ended March 31, 2010. During the six months ended March 31, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to the Credit and Security Agreement with GE Capital which we terminated in October 2009. Other income was nominal in each period.

Income Tax Benefit

Income tax benefit for both six-month periods ended March 31, 2011 and 2010 was $0.1 million. During the six months ended March 31, 2011, we recorded a tax benefit of $0.1 million related to a state tax refund which had been reserved as it was under audit. During the six months ended March 31, 2010, we recorded a tax benefit of $0.1 million due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments.

Net Income and Earnings Per Share

As a result of the above, net income was $3.0 million in the six months ended March 31, 2011 compared to net income of $3.4 million in the six months ended March 31, 2010. Basic earnings per share was $0.16 and earnings per share on a diluted basis was $0.15 in the six months ended March 31, 2011 compared to earnings per share on a basic and diluted basis of $0.18 in the six months ended March 31, 2010.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the six-month periods indicated (in millions):

	Six Months Ended
	March 31, 2011	March 31, 2010
Net cash provided by operating activities	$2.4	$4.9
Net cash (used in) provided by investing activities	(1.4)	1.2
Net cash used in financing activities	(0.2)	(1.5)
Net increase in cash and cash equivalents	$0.8	$4.6

As of March 31, 2011, our cash balance was $16.9 million, an increase of $0.8 million from our cash balance as of September 30, 2010. We had a current ratio, current assets to current liabilities, of 7.8 to 1 as of March 31, 2011 compared to 4.8 to 1 as of September 30, 2010. Total liabilities as of March 31, 2011 were $6.5 million compared to $9.1 million as of September 30, 2010. The total debt to equity ratio was 0.2 to 1 as of March 31, 2011 as compared to 0.3 to 1 as of  September 30, 2010.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs through at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $2.4 million for the six months ended March 31, 2011, as compared to cash provided by operating activities of $4.9 million for the six months ended March 31, 2010. During the six months ended March 31, 2011, we had net income of $3.0 million, which included non-cash charges of approximately $1.3 million, primarily related to depreciation and amortization of $0.6 million and stock-based compensation of $0.4 million. Our accounts receivable decreased $0.4 million while our inventory increased $0.7 million. The decrease in accounts receivable is due to lower revenue during the six months ended March 31, 2011 as compared to the six months ended September 30, 2010. Inventory has grown in anticipation of increased sales during the second half of fiscal 2011. Accounts payable and accrued expenses decreased $2.0 million due to the payment of year-end accruals.

Cash provided by operating activities was $4.9 million for the six months ended March 31, 2010. During the six months ended March 31, 2010, we had net income of $3.4 million, which included non-cash charges of approximately $2.0 million, primarily related to stock-based compensation of $1.0 million, depreciation and amortization of $0.5 million and inventory write-downs of $0.4 million. In addition, our accounts receivable decreased $0.5 million while our inventory increased $1.2 million. The decrease in accounts receivable was due to improved collection activity as we were successful in collecting old accounts and decreased our days sales outstanding to 45 days. We grew inventory in conjunction with the increase in our sales forecast for the remainder of fiscal 2010. Accounts payable increased $0.5 million due to our increase in inventory and the timing of purchases.

Investing Cash Flows

Cash used in investing activities was $1.4 million in the six months ended March 31, 2011 as compared to cash provided by investing activities of $1.2 million in the six months ended March 31, 2010. During the six months ended March 31, 2011, we built additional laboratory space at our Milford facility and invested in new equipment. Of the $1.5 million of purchases, $0.7 million was purchased during fiscal 2010, but paid for during the six months ended March 31, 2011. In the six months ended March 31, 2010, we realized $1.3 million from the sale of our West Bridgewater facility and land and invested $0.1 million in equipment.

Financing Cash Flows

Cash used in financing activities was $0.2 million in the six months ended March 31, 2011 compared to cash used in financing activities of $1.5 million in the six months ended March 31, 2010. During the six months ended March 31, 2011, we spent $0.2 million to obtain a loan agreement. This was partially offset by $0.1 million of proceeds from the exercise of stock options by employees. During the six months ended March 31, 2010, we made debt payments of $1.5 million, primarily for the mortgage note which we repaid in full when we sold our West Bridgewater facility.

Off-Balance Sheet Arrangements

During the six months ended March 31, 2011, we were not party to any off-balance sheet arrangements.

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

The proceeds of the revolving credit facility may be used by us for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of our eligible accounts receivable and eligible inventory. As of March 31, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and we must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of March 31, 2011 was 3.75% per annum. As of March 31, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of March 31, 2011 was 3.75% per annum. There were no amounts outstanding as of March 31, 2011 under the term loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk. As of March 31, 2011, our only assets or liabilities subject to material risks from interest rate changes were cash and cash equivalents, of which $10.9 million was held in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities. The remaining $6.0 million of our cash was held in non-interest bearing deposit accounts to offset bank fees. Since interest rates are low, this strategy generates savings in bank fees greater than the interest income that would have been earned in an interest-bearing account.

Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because all international sales are denominated in U.S. dollars.

We were not a party to any derivative financial instruments at March 31, 2011.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded no such changes during the quarter ended March 31, 2011 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

With respect to the fiscal quarter ended March 31, 2011, the information required in response to this Item is set forth in note 4 of the notes to our financial statements included in this report, and such information is hereby incorporated herein by reference.

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

SERACARE LIFE SCIENCES, INC.

/s/ Gregory A. Gould
By:	Gregory A. Gould
Title:	Chief Financial Officer, Treasurer and Secretary (Principal financial officer, chief accounting officer and duly authorized officer)

Date: May 12, 2011

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.1	Offer letter dated January 28, 2011 for John J. O’Connor II*				X

31.1	Sarbanes-Oxley Act Section 302 Certification of Susan L.N. Vogt.				X

31.2	Sarbanes-Oxley Act Section 302 Certification of Gregory A. Gould.				X

32.1	Sarbanes-Oxley Act Section 906 Certification of Susan L.N. Vogt and Gregory A. Gould.				X

* Indicates management contract or compensatory plan or arrangement.