Form 10-Q
period 2011-06-30
SERACARE LIFE SCIENCES INC
filed 2011-07-26
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares of common stock outstanding as of July 15, 2011 was 19,368,271.

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

Item 1. Financial Statements

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS — UNAUDITED

	As of June 30, 2011	As of September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$17,160,722	$16,074,915
Accounts receivable, less allowance for doubtful accounts of $100,000 and $40,000 as of June 30, 2011 and September 30, 2010	6,692,854	7,288,133
Taxes receivable	25,129	118,486
Inventory	10,116,812	9,028,809
Prepaid expenses and other current assets	263,691	333,191
Total current assets	34,259,208	32,843,534
Property and equipment, net	5,860,895	5,970,179
Goodwill	4,284,979	4,284,979
Other assets	428,910	526,810
Total assets	$44,833,992	$43,625,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,897,679	$2,787,855
Accrued expenses and other liabilities	1,916,951	4,041,172
Current portion of long-term debt	36,295	55,994
Total current liabilities	3,850,925	6,885,021
Long-term debt	988	21,970
Other liabilities	2,086,365	2,216,916
Total liabilities	5,938,278	9,123,907
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 35,000,000 shares authorized; 18,958,902 and 18,853,584 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	18,959	18,853
Additional paid-in capital	105,247,442	104,351,093
Retained deficit	(66,370,687)	(69,868,351)
Total stockholders’ equity	38,895,714	34,501,595
Total liabilities and stockholders’ equity	$44,833,992	$43,625,502

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$11,028,622	$12,975,119	$32,494,003	$37,083,594
Cost of revenue	6,935,287	7,867,551	20,033,360	21,500,674
Gross profit	4,093,335	5,107,568	12,460,643	15,582,920
Research and development expense	303,778	210,695	849,476	542,300
Selling, general and administrative expenses	3,264,675	3,510,410	9,080,023	10,178,633
Reorganization items	-	-	(846,094)	-
Operating income	524,882	1,386,463	3,377,238	4,861,987
Interest (expense) income, net	(36,532)	(2,184)	(23,193)	(232,834)
Other income, net	50	40,000	15,502	70,083
Income before income taxes	488,400	1,424,279	3,369,547	4,699,236
Income tax (benefit) expense	(34,891)	112,500	(128,117)	8,575
Net income	$523,291	$1,311,779	$3,497,664	$4,690,661

Earnings per common share
Basic	$0.03	$0.07	$0.19	$0.25
Diluted	$0.03	$0.07	$0.18	$0.24
Weighted average shares outstanding
Basic	18,928,878	18,848,478	18,898,218	18,805,324
Diluted	19,280,640	19,293,283	19,274,423	19,172,586

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,497,664	$4,690,661
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	909,340	785,473
Amortization of deferred financing expenses	88,091	142,733
Bad debt expense (recoveries), net	66,207	(112,290)
Write-down of inventory	421,578	472,151
Loss on disposal of property and equipment	9,599	—
Gain on disposition of certain assets of Genomics Collaborative division	(32,500)	(65,000)
Stock-based compensation	711,875	1,346,179
(Increase) decrease from changes:
Accounts receivable	529,072	(573,879)
Taxes receivable	93,357	86,237
Inventory	(1,509,581)	(731,126)
Prepaid expenses and other current assets	69,500	(62,533)
Other assets	215,354	—
Increase (decrease) from changes:
Accounts payable	(210,278)	93,289
Accrued expenses and other liabilities	(2,254,772)	867,189
Net cash provided by operating activities	2,604,506	6,939,084
Cash flows from investing activities:
Purchases of property and equipment	(1,489,553)	(322,007)
Proceeds from the sale of assets held for sale, net	—	1,264,330
Proceeds from the disposition of certain assets of Genomics Collaborative division	32,500	65,000
Net cash (used in) provided by investing activities	(1,457,053)	1,007,323
Cash flows from financing activities:
Repayments of long-term debt	(40,681)	(1,452,904)
Deferred financing expenses	(205,545)	—
Proceeds from exercise of options	184,580	10,830
Net cash used in financing activities	(61,646)	(1,442,074)
Net increase in cash and cash equivalents	1,085,807	6,504,333
Cash and cash equivalents, beginning of period	16,074,915	6,169,396
Cash and cash equivalents, end of period	$17,160,722	$12,673,729

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the nine months ended June 30, 2011 and 2010 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2010 unaudited condensed Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2010 financial statements.

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  In particular, SeraCare provides estimates regarding the collectability of accounts receivable, the net realizable value of the Company’s inventory and the recoverability of long-lived assets, as well as the Company’s deferred tax asset and valuation allowance. On an ongoing basis, the Company evaluates its estimates based on historical experience and various other assumptions that SeraCare believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

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

3. Inventory

Inventory consists primarily of human blood plasma and products derived from human blood plasma. Inventory is carried at specifically identified cost and assessed periodically to ensure it is valued at the lower of cost or market. The Company reviews inventory periodically based upon factors related to age, historical scrap rates, usability and fair market value and provides a reserve where necessary to ensure the inventory is appropriately valued. A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value.

Inventory consists of the following:

	June 30, 2011	September 30, 2010
Raw materials and supplies	$1,283,158	$1,251,965
Work-in process	1,016,823	879,686
Finished goods	9,288,962	8,614,977
Gross inventory	11,588,943	10,746,628
Reserve for excess and obsolete inventory	(1,472,131)	(1,717,819)
Net inventory	$10,116,812	$9,028,809

4. Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.

5. Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing approximately 60,000 rentable square feet in three buildings in a business park in Milford, Massachusetts. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of June 30, 2011 and September 30, 2010, the total deferred lease liability for this facility was $1.3 million and $1.4 million, respectively.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively, and currently consist of approximately 65,000 square feet and 36,000 square feet, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During fiscal 2009, our landlord reimbursed the Company $0.4 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both June 30, 2011 and September 30, 2010, the total deferred lease liability for both facilities was $1.0 million. The Company also leases various equipment under capital leases.

A summary of the deferred lease liabilities is as follows:

	June 30, 2011	September 30, 2010
Current deferred lease liabilities	$235,037	$202,153
Long-term deferred lease liabilities	2,086,365	2,216,916
Total deferred lease liabilities	$2,321,402	$2,419,069

6. Debt

Debt consists of the following:

	June 30, 2011	September 30, 2010
Total debt - Consisting of capital leases	$37,283	$77,964
Less current portion	(36,295)	(55,994)
Total long-term debt	$988	$21,970

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

The proceeds of the revolving credit facility may be used by the Company for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of the Company’s eligible accounts receivable and eligible inventory. As of June 30, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and the Company must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of June 30, 2011 was 3.75% per annum. As of June 30, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of June 30, 2011 was 3.75% per annum. There were no amounts outstanding as of June 30, 2011 under the term loan facility.

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

The Loan Agreement contains various customary representations, financial and non-financial covenants, and events of defaults. The covenants include, among others: restrictions on the existence or incurrence of indebtedness; restrictions on the existence or incurrence of liens; restrictions on mergers, acquisitions and dispositions of assets; restrictions on the payment of dividends and distributions on Company stock, on repurchases of Company stock, and on other restricted payments; restrictions on the making of investments; and a maximum consolidated senior leverage ratio and a minimum consolidated debt service coverage ratio.  As of June 30, 2011, the Company is in compliance with its covenants.  Upon the occurrence of an event of default (subject in some cases to certain grace periods and cure rights of the Company), the lenders may accelerate the payment of the loans and/or terminate their commitments to lend, in addition to exercising other legal remedies, including foreclosing on the collateral for the loans.

Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets.

During the nine months ended June 30, 2011, the Company capitalized $0.2 million of costs directly related to the Loan Agreement. These costs are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method.

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

7. Reorganization Items

On March 22, 2006, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. The Company emerged from bankruptcy protection under the Joint Plan of Reorganization which was confirmed by the Bankruptcy Court on February 21, 2007 and after each of the conditions precedent to the consummation was satisfied or waived, became effective May 17, 2007. As part of the Joint Plan of Reorganization, on September 4, 2007, the United States District Court for the Southern District of California approved the motion for final settlement of the federal class actions and entered an order of settlement and final judgment dismissing with prejudice the claims. There were no objections to the final settlement. Shareholders owning a nonmaterial number of shares opted out of the final settlement. Pursuant to the settlement, $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005. During the nine months ended June 30, 2011, the Company was informed that the escrow funds were not entirely used and the Company was refunded $0.9 million, which included interest.

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

During the three and nine months ended June 30, 2011, the non-employee directors were issued a total of 2,931 and 8,986 shares, respectively, of the Company’s common stock. During the three and nine months ended June 30, 2011, a former non-employee director exercised 50,000 stock options. Employees exercised 46,332 stock options during the nine months ended June 30, 2011.

The Loan Agreement contains certain restrictions on the payment of dividends on the Company’s stock.

9. Stock-Based Compensation Plans

The Company has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended, and its 2009 Equity Incentive Plan (collectively, the “Plans”), which are described in further detail in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2010. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of a stock option is ten years. Options that are granted to Board members generally vest either immediately or over one year.

A summary of the Company’s options as of June 30, 2011 and changes during the nine months then ended is presented below:

		Weighted
		Average
	Number	Exercise
	of	Price Per
Options	Shares	Share
Outstanding September 30, 2010	2,497,294	$4.16
Granted	106,040	$3.86
Exercised	(96,332)	$1.92
Expired	(172,666)	$5.66
Forfeited	(56,336)	$2.29

Outstanding June 30, 2011	2,278,000	$4.17

Exercisable at June 30, 2011	1,787,617	$4.61

As of June 30, 2011, options to purchase 725,029 shares of common stock remain available for future grants under the Plans. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant during the nine months ended June 30, 2011.

As of June 30, 2011, options to purchase 700,000 shares of common stock were issued outside the Plans, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. During the nine months ended June 30, 2011, there was no activity outside of the Plans.

Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if vesting conditions are not satisfied. Restricted stock vests over four years and is subject to forfeiture should employment terminate during the restriction period. Restricted stock cannot be sold, assigned, transferred or pledged during the restriction period.

A summary of the Company’s restricted stock as of June 30, 2011 and changes during the nine months then ended is presented below:

		Weighted
	Number	Average
	of	Grant Date
Restricted Stock	Shares	Fair Value
Outstanding September 30, 2010	—	$—
Granted	385,935	$4.68
Forfeited	(1,410)	$4.79

Outstanding June 30, 2011	384,525	$4.68

During the nine months ended June 30, 2010, the Company granted 168,233 shares of common stock to the senior management team, of which 128,094 shares of common stock valued at $0.4 million were issued as part of the fiscal 2009 bonus plan and are included in the table below as part of selling, general and administrative expenses.

The following table presents stock-based compensation included in our statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of revenue	$60,182	$72,129	$182,241	$203,943
Research and development expense	—	7,997	(5,289)	27,337
Selling, general and administrative expenses	214,547	233,628	534,923	1,114,899
Total stock-based compensation expense	$274,729	$313,754	$711,875	$1,346,179

Incremental charge to earnings per share
Basic	$0.01	$0.02	$0.04	$0.07
Diluted	$0.01	$0.02	$0.04	$0.07

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

The following table sets out the computations of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$523,291	$1,311,779	$3,497,664	$4,690,661
Denominator:
Weighted average common shares outstanding	18,928,878	18,848,478	18,898,218	18,805,324
Effect of dilutive securities:
Stock options (1)	351,762	444,805	376,205	367,262
Diluted weighted average common shares outstanding	19,280,640	19,293,283	19,274,423	19,172,586
Earnings per common share
Basic	$0.03	$0.07	$0.19	$0.25
Diluted	$0.03	$0.07	$0.18	$0.24

(1)
Excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2011 and 2010 were 1.0 million and 1.5 million shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. Excluded from the calculation of diluted earnings per common share for the nine months ended June 30, 2011 and 2010 were 1.1 million and 1.5 million shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. For the three and nine months ended June 30, 2011, 0.4 million and 0.3 million shares of unvested restricted stock, respectively, were excluded from the calculation of diluted earnings per common share as the assumed proceeds were in excess of the average fair market value of our common stock which would make them anti-dilutive.

11. Segment Information

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. The Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biobanking, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry. These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.

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

The Company’s segment information for the three and nine months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Diagnostic & Biopharmaceutical Products	$8,437,102	$9,081,521	$23,843,602	$25,753,180
BioServices	2,591,520	3,893,598	8,650,401	11,330,414
Total revenue	$11,028,622	$12,975,119	$32,494,003	$37,083,594
Gross Profit:
Diagnostic & Biopharmaceutical Products	$3,826,846	$4,404,339	$11,127,185	$13,283,931
BioServices	266,489	703,229	1,333,458	2,298,989
Total gross profit	$4,093,335	$5,107,568	$12,460,643	$15,582,920

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

June 30, 2011	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$17,160,722	$—	$—	$17,160,722

September 30, 2010	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$16,074,915	$—	$—	$16,074,915

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of June 30, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis for the nine months ended June 30, 2011.

13.  Subsequent Events

On July 25, 2011, the Company terminated the employment of our former President and Chief Executive Officer. Under the terms of her employment agreement, she is entitled to receive a lump-sum payment of one year’s salary, medical insurance for up to one year after her 30-day notice period and reimbursement for amounts expended for executive outplacement services up to $50,000.  The Company also paid her an additional 30-days’ salary in lieu of notice and will pay her benefits for this same 30-day period. The total of the above severance payments is estimated to be $0.5 million. Finally, 116,667 shares subject to option awards and 80,000 shares subject to a restricted stock award held by her are expected to become fully vested and have an associated compensation expense in the amount of $0.4 million. The total amount of $0.9 million related to severance and stock compensation is expected to be expensed during the fourth quarter of fiscal 2011.

The Company also terminated the employment of another member of the management team on July 25, 2011 and expects to incur severance costs of approximately $0.1 million during the fourth quarter of fisical 2011.

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

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2010, we have identified revenue recognition, returns, inventory valuation, valuation of long-lived assets, contingencies and litigation reserves, accounting for goodwill and other intangible assets, accounting for income taxes and stock-based compensation as the accounting policies critical to the operations of SeraCare. We have reviewed our accounting policies and determined that these remain our critical accounting policies for the nine months ended June 30, 2011.  For a full discussion of these policies, please refer to our Annual Report on Form 10-K, as amended,  for the year ended September 30, 2010.

Results of Operations

The following table presents our statement of operations data as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	%	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0	100.0
Cost of revenue	62.9	60.6	61.7	58.0
Gross profit	37.1	39.4	38.3	42.0
Research and development expense	2.8	1.6	2.6	1.5
Selling, general and administrative expenses	29.6	27.1	27.9	27.4
Reorganization items	-	-	(2.6)	-
Operating income	4.7	10.7	10.4	13.1
Interest (expense) income, net	(0.3)	-	(0.1)	(0.6)
Other income, net	-	0.3	0.1	0.2
Income before income taxes	4.4	11.0	10.4	12.7
Income tax (benefit) expense	(0.3)	0.9	(0.4)	-
Net income	4.7	10.1	10.8	12.7

Comparison of three months ended June 30, 2011 and June 30, 2010

Revenue

The following table sets forth segment revenue in millions of dollars for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended
	June 30, 2011	June 30, 2010	Percent change
Diagnostic & Biopharmaceutical Products	$8.4	$9.1	(7)%
BioServices	2.6	3.9	(33)%
Total revenue	$11.0	$13.0	(15)%

Revenue for the three months ended June 30, 2011 decreased by 15%, or $2.0 million, to $11.0 million from $13.0 million in the three months ended June 30, 2010. Diagnostic & Biopharmaceutical Products revenue during this period decreased by $0.7 million, a 7% decrease. As previously disclosed, the decrease is primarily due to lower sales to one of our large customers who has reduced its inventory due to the implementation of inventory management processes and due to the transition to one of our new jointly developed products. In addition, during the three months ended June 30, 2011 we continued the process of rebuilding our sales force. In March 2011, we hired a new Vice President, Sales and Marketing, who has been charged with driving increased sales force effectiveness and revenue growth in the future. We believe that the changes we have made to upgrade and expand our sales organization will continue to negatively affect sales during the remainder of fiscal 2011 but that these organizational changes will have a positive long-term impact.

During the three months ended June 30, 2011, revenue for our BioServices segment decreased by $1.3 million, a 33% decrease, to $2.6 million from $3.9 million in the three months ended June 30, 2010. As previously disclosed, the decrease is due to the expiration of certain government contracts as well as projects that were funded by the American Recovery and Relief Act. We anticipate that revenue for our BioServices segment during the quarter ending September 30, 2011 will remain roughly flat as compared to our third quarter of fiscal 2011.

Gross Profit

Gross profit margin decreased to 37% in the three months ended June 30, 2011 from 39% in the three months ended June 30, 2010. Our Diagnostic & Biopharmaceutical Products gross profit margin decreased to 45% in the three months ended June 30, 2011 from 48% in the three months ended June 30, 2010. The decrease is due to increased inventory expense and the lower revenue base over which our fixed costs are spread.

Our BioServices gross profit margin decreased to 10% in the three months ended June 30, 2011 from 18% in the three months ended June 30, 2010. The decrease is due to the lower revenue base over which our fixed costs are spread.

Research and Development Expense

Research and development expense totaled $0.3 million, or 3% of revenue, in the three months ended June 30, 2011 as compared to $0.2 million, or 2% of revenue, in the three months ended June 30, 2010. Going forward, we expect to continue to invest in research and development in order to introduce new products and product extensions focused on supporting growth in research and clinical laboratory markets and to expand our product lines for our large customers so that we can augment sales to customers seeking to consolidate suppliers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $3.3 million, or 30% of revenue in the three months ended June 30, 2011, from $3.5 million, or 27% of revenue in the three months ended June 30, 2010. A majority of the decrease is due to lower incentive-based compensation as a result of lower revenues during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. In addition, during the three months ended June 30, 2010, we incurred $0.3 million of expenses for professional services related to exploring potential transactions. These savings were partially offset by increased expenses associated with the upgrade and expansion of our sales force.

Operating Income

Operating income resulted from the factors above and included non-cash expenses of stock-based compensation and depreciation and amortization. Operating income was $0.5 million for the three months ended June 30, 2011, which included stock-based compensation and depreciation and amortization totaling $0.3 million each, as compared to operating income of $1.4 million for the three months ended June 30, 2010, which included $0.3 million each of stock-based compensation and depreciation and amortization.

Interest Expense and Other Income

Interest expense and other income were nominal for both of the three-month periods ended June 30, 2011 and 2010.

Income Tax (Benefit) Expense

During the three months ended June 30, 2011, we recorded a nominal tax benefit. During the three months ended June 30, 2010, we recorded a tax provision of $0.1 million related to the collectability of a state tax refund which was under audit by the state of California.

Net Income and Earnings Per Share

As a result of the above, net income was $0.5 million in the three months ended June 30, 2011 compared to net income of $1.3 million in the three months ended June 30, 2010. Earnings per share on a basic and diluted basis was $0.03 in the three months ended June 30, 2011 compared to earnings per share on a basic and diluted basis of $0.07 in the three months ended June 30, 2010.

Comparison of nine months ended June 30, 2011 and June 30, 2010

Revenue

The following table sets forth segment revenue in millions of dollars for the nine months ended June 30, 2011 and 2010, respectively:

	Nine Months Ended
	June 30, 2011	June 30, 2010	Percent change
Diagnostic & Biopharmaceutical Products	$23.8	$25.8	(7)%
BioServices	8.7	11.3	(24)%
Total revenue	$32.5	$37.1	(12)%

Revenue for the nine months ended June 30, 2011 decreased by 12%, or $4.6 million, to $32.5 million from $37.1 million in the nine months ended June 30, 2010. Diagnostic & Biopharmaceutical Products revenue during this period decreased by $2.0 million, a 7% decrease. As previously disclosed, the decrease is primarily due to lower sales to one of our large customers who has reduced its inventory due to the implementation of inventory management processes and due to the transition to one of our new jointly developed products. In addition, during the nine months ended September 30, 2011, we continued the process of rebuilding our sales force. In March 2011, we hired a new Vice President, Sales and Marketing, who has been charged with driving increased sales force effectiveness and revenue growth in the future. We believe that the changes we have made to upgrade and expand the sales organization will continue to negatively affect sales during the remainder of fiscal 2011 but that these organizational changes will have a positive long-term impact.

During the nine months ended June 30, 2011, revenue for our BioServices segment decreased by $2.6 million, a 24% decrease, to $8.7 million from $11.3 million in the nine months ended June 30, 2010. As previously disclosed, the decrease is due to the expiration of certain government contracts as well as projects that were funded by the American Recovery and Relief Act.

Gross Profit

Gross profit margin decreased to 38% in the nine months ended June 30, 2011 from 42% in the nine months ended June 30, 2010. Our Diagnostic & Biopharmaceutical Products gross profit margin decreased to 47% in the nine months ended June 30, 2011 from 52% in the nine months ended June 30, 2010. The decrease is due to increased inventory expense and the lower revenue base over which our fixed costs are spread.

Our BioServices gross profit margin decreased to 15% in the nine months ended June 30, 2011 from 20% in the nine months ended June 30, 2010. The decrease is due to the lower revenue base over which our fixed costs are spread. During the nine months ended June 30, 2011, we have reduced staff in order to realign our costs with our revenue.

Research and Development Expense

Research and development expense totaled $0.8 million, or 3% of revenue, in the nine months ended June 30, 2011 as compared to $0.5 million, or 2% of revenue, in the nine months ended June 30, 2010. The increase in expense is due to a renewed focus on research and development. In addition, during the nine months ended June 30, 2010, some of our scientists were assigned to billable customer projects that were funded by the American Recovery and Relief Act, and the compensation expenses associated with those scientists were recorded to cost of revenue. After the completion of those projects, we re-assigned personnel to research and development projects, which increased our research and development expense during the nine months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $9.1 million, or 28% of revenue in the nine months ended June 30, 2011, from $10.2 million, or 27% of revenue in the nine months ended June 30, 2010. A portion of the decrease is due to lower incentive-based compensation as a result of lower revenues during the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. In addition, during the nine months ended June 30, 2010, we incurred $0.6 million of expenses for professional services related to exploring potential transactions. Further, we switched our legal and accounting firms and saved $0.2 million, primarily legal costs, during the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. These savings were partially offset by increased expenses associated with the upgrade and expansion of our sales force.

Reorganization Items

In connection with our 2007 plan of reorganization, an aggregate of $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005.  During the nine months ended June 30, 2011, we were informed that the escrow funds were not entirely used and we were refunded $0.9 million, including interest.  For more details regarding these reorganization items, see note 7 of the notes to our unaudited financial statements included in Item 1 of this report.

Operating Income

Operating income resulted from the factors above and included non-cash expenses of stock-based compensation and depreciation and amortization. Operating income was $3.4 million for the nine months ended June 30, 2011, which included stock-based compensation and depreciation and amortization totaling $0.7 million and $0.9 million, respectively, as compared to operating income of $4.9 million for the nine months ended June 30, 2010, which included stock-based compensation and depreciation and amortization totaling $1.3 million and $0.8 million, respectively.

Interest Expense and Other Income

Interest expense was nominal during the nine months ended June 30, 2011 as compared to $0.2 million during the nine months ended June 30, 2010. During the nine months ended June 30, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to the Credit and Security Agreement with GE Capital which we terminated in October 2009. Other income was nominal during the nine months ended June 30, 2011 as compared to $0.1 million during the nine months ended June 30, 2010.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended June 30, 2011 was $0.1 million and was nominal during the nine months ended June 30 2010. During the nine months ended June 30, 2011, we recorded a tax benefit of $0.1 million related to the collection of a state tax refund which was under audit by the state of California.

Net Income and Earnings Per Share

As a result of the above, net income was $3.5 million in the nine months ended June 30, 2011 compared to net income of $4.7 million in the nine months ended June 30, 2010. Basic earnings per share was $0.19 and earnings per share on a diluted basis was $0.18 in the nine months ended June 30, 2011 compared to earnings per share on a basic and diluted basis of $0.25 and $0.24, respectively, in the nine months ended June 30, 2010.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the nine-month periods indicated (in millions):

	Nine Months Ended
	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$2.6	$6.9
Net cash (used in) provided by investing activities	(1.4)	1.0
Net cash used in financing activities	(0.1)	(1.4)
Net increase in cash and cash equivalents	$1.1	$6.5

As of June 30, 2011, our cash balance was $17.2 million, an increase of $1.1 million from our cash balance as of September 30, 2010. We had a current ratio, current assets to current liabilities, of 8.9 to 1 as of June 30, 2011 compared to 4.8 to 1 as of September 30, 2010. Total liabilities as of June 30, 2011 were $5.9 million compared to $9.1 million as of September 30, 2010. The total debt to equity ratio was 0.2 to 1 as of June 30, 2011 as compared to 0.3 to 1 as of September 30, 2010.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs through at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $2.6 million for the nine months ended June 30, 2011, as compared to cash provided by operating activities of $6.9 million for the nine months ended June 30, 2010. During the nine months ended June 30, 2011, we had net income of $3.5 million, which included non-cash charges of approximately $2.2 million, primarily related to depreciation and amortization of $1.0 million, stock-based compensation of $0.7 million and inventory write-downs of $0.4 million. Our accounts receivable decreased $0.5 million while our inventory increased $1.5 million. The decrease in accounts receivable is due to lower revenue during the nine months ended June 30, 2011 as compared to the nine months ended September 30, 2010. We have grown inventory as we have stocked additional products for our sales force to sell and in anticipation of orders for one of our large customers. Accounts payable and accrued expenses decreased $2.5 million due to the payment of year-end accruals and our BioServices liabilities have decreased as expenses have decreased in conjunction with lower BioServices revenue.

Cash provided by operating activities was $6.9 million for the nine months ended June 30, 2010. During the nine months ended June 30, 2010, we had net income of $4.7 million, which included non-cash charges of approximately $2.6 million, primarily related to stock-based compensation of $1.3 million, depreciation and amortization of $0.9 million and inventory write-downs of $0.5 million. In addition, our accounts receivable and inventory increased $0.6 million and $0.7 million, respectively, which was offset by increases in accounts payable and accrued expenses of $1.0 million.

Investing Cash Flows

Cash used in investing activities was $1.4 million in the nine months ended June 30, 2011 as compared to cash provided by investing activities of $1.0 million in the nine months ended June 30, 2010. During the nine months ended June 30, 2011, we built additional laboratory space at our Milford facility and invested in new equipment. Of the $1.5 million of purchases, $0.7 million was purchased during fiscal 2010, but paid for during the nine months ended June 30, 2011. In the nine months ended June 30, 2010, we realized $1.3 million from the sale of our West Bridgewater facility and land and invested $0.3 million in equipment.

Financing Cash Flows

Cash used in financing activities was $0.1 million in the nine months ended June 30, 2011 compared to cash used in financing activities of $1.4 million in the nine months ended June 30, 2010. During the nine months ended June 30, 2011, we spent $0.2 million to obtain a loan agreement. This was partially offset by $0.2 million of proceeds from the exercise of stock options by employees and a former non-employee director. During the nine months ended June 30, 2010, we made debt payments of $1.5 million, primarily for the mortgage note which we repaid in full when we sold our West Bridgewater facility.

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2011, we were not party to any off-balance sheet arrangements.

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

The proceeds of the revolving credit facility may be used by us for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of our eligible accounts receivable and eligible inventory. As of June 30, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and we must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of June 30, 2011 was 3.75% per annum. As of June 30, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of June 30, 2011 was 3.75% per annum. There were no amounts outstanding as of June 30, 2011 under the term loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk. As of June 30, 2011, our only assets or liabilities subject to material risks from interest rate changes were cash and cash equivalents, of which $12.2 million was held in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities and $1.0 million was held in interest-bearing deposit accounts. The remaining $4.0 million of our cash was held in non-interest-bearing deposit accounts to offset bank fees. Since interest rates are low, this strategy generates savings in bank fees greater than the interest income that would have been earned in an interest-bearing account.

Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because all international sales are denominated in U.S. dollars.

We were not a party to any derivative financial instruments at June 30, 2011.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded no such changes during the quarter ended June 30, 2011 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

With respect to the fiscal quarter ended June 30, 2011, the information required in response to this Item is set forth in note 4 of the notes to our financial statements included in this report, and such information is hereby incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2010, except for the following:

Our search for a new Chief Executive Officer may disrupt our operations.

On July 25, 2011, the employment of our President and Chief Executive Officer was terminated, and our board of directors appointed Gregory A. Gould, our current Chief Financial Officer, as interim Chief Executive Officer and commenced a search for a new Chief Executive Officer.  We also terminated the employment of another member of management.  This leadership transition may disrupt our operations and generate concern among customers, suppliers, employees and others with whom we do business.  Any disruption may lead to employee departures and a decline in revenues.  The search for a new Chief Executive Officer may take longer than we expect, which could extend any period of disruption.  Severance costs, executive search fees and other expenses associated with the transition will reduce our earnings.  During this leadership transition, Mr. Gould will bear substantial additional leadership responsibilities, which may present challenges as we seek to respond to business opportunities and make significant business decisions with a smaller executive team.  Any failure to manage this leadership transition successfully could have a material adverse effect on our business.

Potential uncertainty resulting from the unsolicited acquisition proposal from MSMB Capital Management may adversely affect our business.

In June 2011, we received an unsolicited proposal from MSMB Capital Management to acquire all of our outstanding shares for $4.25 per share.  In July 2011, a group of stockholders that included MSMB Capital Management reported that between June 21, 2011 and July 11, 2011 the group had acquired an aggregate of approximately 5.2% of our outstanding common stock.  The review and consideration of this or other acquisition proposals and related matters could require the expenditure of significant management time and personnel resources and could distract us from efforts to improve our business to maximize shareholder value.  Such proposals may also create uncertainty for our customers, suppliers, employees and others with whom we do business.  Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and suppliers not to enter into new arrangements with us or to terminate existing arrangements.  There is no assurance that any acquisition proposal will lead to any transaction.  The pendency of any proposal will likely increase volatility in the price of our common stock, which would likely decline upon any termination or withdrawal of such proposal.  Additionally, we and members of our board of directors could be subject to future lawsuits related to unsolicited proposals to acquire us.  For example, several law firms have announced that they are investigating possible breaches of fiduciary duty by our board of directors and other violations of state law in connection with the receipt of the proposal from MSMB Capital Management.  Any such future lawsuits, even if baseless, could become time consuming and expensive.

We may not be able to execute on our strategic plan and reverse our declining profitability.

During the last three fiscal quarters, our revenue has been declining relative to comparable periods in fiscal 2010, and our net income has been declining on a sequential basis.  Revenue has declined in both our Diagnostic & Biopharmaceutical Products segment and in our BioServices segment, and the declines in our BioServices segment have been accelerating.  Our new sales force has begun to implement a strategy to reverse these declines, but there can be no assurance that this strategy will be successful.  If we are unable to execute on our strategic plan, our revenues and profits will likely continue to decline, which could have a material adverse effect on our business and financial condition.

We may not realize the anticipated benefits from recent changes in our sales force.

Over the past year, we have restructured and made other adjustments to our sales force and our sales strategy.  Among other things, we have hired a new Vice President, Sales and Marketing and replaced other sales personnel.  We may not realize the anticipated benefits of these changes for some time, if at all.  New sales personnel must familiarize themselves with the markets in which we compete, the features and benefits of our products and services and those of our competitors, as well as the needs and expectations of our customers.  We expect that it will take several quarters for each new sales person to achieve the level of productivity that we expect.  These changes may disrupt our relationships with our customers and delay or diminish new orders.  Our new sales personnel may not achieve the desired level of productivity in the desired timeframe, if at all.  If we are unable to realize, in full or in part, the anticipated benefits from our new sales force and sales strategy in the expected timeframe or other unforeseen events occur, our revenues and profits could continue to decline, which could have a material adverse effect on our business and financial condition.  Further, any new chief executive officer may bring new ideas to our current sales strategy, which could augment these challenges and further delay the realization of any benefits from these changes.

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
Title:
Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal executive officer, principal financial officer, chief accounting officer and duly authorized officer)

Date: July 26, 2011

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1

3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1

10.1	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program.*				X

10.2	Award/Contract No. HHSN2682011000031C, dated April 27, 2011, by and among SeraCare Life Sciences, Inc. and National Institutes of Health – National Heart, Lung and Blood Institute.	8-K	5/2/11	10.1

10.3	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of July 1, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.				X

31.1	Sarbanes-Oxley Act Section 302 Certification of Interim Chief Executive Officer.				X

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.				X

32.1	Sarbanes-Oxley Act Section 906 Certification of Interim Chief Executive Officer and Chief Financial Officer.				X

101
Interactive Data Files regarding (a) our Balance Sheets as of June 30, 2011 and September 30, 2010, (b) our Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010, (c) our Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 and (d) the Notes to such Financial Statements.
X

* Indicates management contract or compensatory plan or arrangement.