Form 10-K
period 2011-09-30
SERACARE LIFE SCIENCES INC
filed 2011-11-21
CIK 1156295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 31, 2011, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $56,419,000 based on the closing market price of our common stock on that date as reported on The NASDAQ Capital Market.

As of November 16, 2011 there were 20,114,156 shares of our common stock outstanding.

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations, markets for stock, and our evaluation of strategic alternatives, including a potential sale of the company, are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include those set forth in “Risk Factors” in Item 1A. Many of these factors are beyond our ability to control or predict.

Item 1.	BUSINESS

Overview

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. Our innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers, biorepository and contract research services. Our quality systems, scientific expertise and state-of-the-art facilities support our customers in meeting the stringent requirements of the highly regulated life sciences industry.

Our business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. Our Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biorepository services, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.

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

Management Transition and Exploration of Strategic Alternatives

In the fourth quarter of fiscal 2011, our board of directors initiated a management transition and announced a process to explore and evaluate strategic alternatives to enhance shareholder value, including a potential sale of the company. Specifically, on July 25, 2011, we terminated the employment of our Chief Executive Officer and appointed Gregory A. Gould as our interim Chief Executive Officer. We also terminated the employment of our Vice President, Business Development. We took these steps because our board was dissatisfied with our financial and operating results in recent quarters. As part of our examination of strategic alternatives, we engaged Lazard Frères & Co. to advise our board of directors. Our exploration of strategic alternatives is ongoing. As we previously announced, there is no set timetable for this process, and there can be no assurance that this process will lead to a sale of the company or any other transaction. We do not intend to provide further comments regarding this process unless a specific transaction is recommended by our board of directors.

Company History

SeraCare Life Sciences, Inc. (formerly a division of SeraCare, Inc.) was spun out as a separate company in September 2001 upon the acquisition of SeraCare, Inc. by Instituto Grifols, S.A. We have expanded our business through several asset acquisitions:

•	Reagents and bioprocessing products of BioMedical Resources, Inc. and Simply Diagnostics, Inc. in 2003;

•	Human clinical specimens and their accompanying medical information from Genomics Collaborative, Inc. (“GCI”) in 2004, some assets of which were sold in March 2007;

•	Control and panel products as well as biorepository and contract research services of the BBI Diagnostics and BBI Biotech Research Laboratories divisions of Boston Biomedica, Inc. in 2004; and

•
Diagnostic manufacturing facilities and some of the product lines in the areas of molecular diagnostic reagents, diagnostic intermediates and plasma substitutes of the Celliance division of Serologicals Corporation in 2006.

We filed for bankruptcy under Chapter 11 of the Bankruptcy Code in March 2006. In May 2007, we emerged from bankruptcy proceedings pursuant to a merger of SeraCare Life Sciences, Inc., a California corporation, into SeraCare Reorganization Company, Inc. (“Reorganized SeraCare”), a Delaware corporation. Subsequently, Reorganized SeraCare changed its name to SeraCare Life Sciences, Inc.

Our Strategy

Our strategy is to leverage our competitive advantages and market position to increase our revenue and profitability. Key elements of our strategy include:

•
A new commercial strategy which includes a marketing plan that focuses on strategic accounts, dedicating high level sales directors to service these accounts and penetrate deeper within customer organizations;

•	Developing new products and services specifically geared to customer needs in high growth areas; and

•	Expanding our business internationally through increased sales coverage, new distributors and additional CE markings.

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

Life sciences research, development and manufacturing segments have experienced tremendous growth over the last four decades as part of the biotechnology revolution, new product introductions and increased spending on healthcare as a percentage of the gross national product. The emergence and global spread of new infectious diseases, including human immunodeficiency virus (“HIV”), hepatitis C virus (“HCV”) and new drug-resistant strains of older pathogens, has spurred development of new technologies to detect, diagnose and treat these infections. Trends that are expected to fuel continued growth in our markets include the continued expansion of aging populations, a move towards disease prevention and wellness promotion in healthcare, the emergence of “personalized medicine”, the need to streamline the drug development process and for closer integration of diagnostics with pharmaceuticals. In addition, we believe that healthcare reform will increase the number of insured individuals which will benefit our market.

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

Our competitive advantages include:

•
Broad product portfolio.   We offer a comprehensive portfolio of biological materials and services for diagnostic and biopharmaceutical applications. The breadth of our product portfolio enhances our ability to establish and maintain relationships with both large and small companies. These relationships lead to additional opportunities to develop new products and provide scientific, manufacturing and biorepository services, and thus to position ourselves as the “one stop shop” for many of these companies’ biological products and service needs.

•
Expertise and experience.   We continue to explore innovative solutions to meet the needs of evolving technology. Our scientists developed and manufactured the first and for many years the only Food and Drug Administration (“FDA”) licensed confirmatory test for HIV and produced the first commercially available seroconversion panels for HIV, hepatitis B virus (“HBV”), HCV and West Nile Virus (“WNV”). These panels are important tools for studying early infection and the human immune response. We believe our biorepository services have set the standard in this field. We continue to innovate, launching genetic controls for cystic fibrosis testing and introducing new products such as patient-like HPV, Chlamydia trachomatis and Neisseria gonorrhoeae (“Ct/Ng”) and whole cell Methicillin-resistant Staphylococcus aureus (“MRSA”) controls, targeted towards  one of the largest and fastest growing markets in molecular diagnostics.

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

•
Comprehensive manufacturing capabilities.   We have fully integrated our manufacturing capabilities, which allow us to control our processes from acquisition of raw materials to shipment of finished products. Our fluid processing capabilities range from a few milliliters to hundreds of liters, all managed with the same attention to quality. In addition to our own branded products, we can rapidly manufacture customized products that meet a wide range of specifications. Our customers purchase products and services from us instead of sourcing them internally largely because these products involve processing plasma or other biological fluids, or require complex manufacturing processes, unique or isolated facilities, specialized test requirements to meet specifications and enhanced quality control procedures. We can safely and efficiently manufacture high quality products that incorporate cultured cells or viruses, reduce infectivity, and involve high volume processing of DNA samples or isolation of specific cells from human blood.

•
Extensive raw material sourcing capabilities and relationships.   Many products we develop and manufacture require raw materials such as human plasma or human tissue samples. We have established relationships with plasma center operators, blood banks, hospitals, clinical laboratories and physicians that facilitate continued access to these necessary biological materials. Through an innovative outreach program (idonateplasma.com), we recruit plasma donors who have rare antibodies or DNA variations to provide components for specialized products. We protect the privacy of our donors and adhere to applicable federal and local regulations.

Principal Business Segments

Our business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. Our Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by IVD manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biorepository services, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology, and biochemistry.

A summary of our revenue, earnings from operations and assets for our principal business segments is found in note 16 of the notes to the accompanying financial statements. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A.

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

Controls and Panels

Our diagnostic control and panel products are sold to hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, IVD manufacturers and government regulatory and research agencies. Hospital, clinical and public health labs use our quality control products to ensure the accuracy of tests used to detect markers of disease or monitor infection rates. Our control and panel products make it possible for clinical labs testing for infectious diseases to evaluate tests and to independently monitor the quality and precision of test results. For blood banks and transplant centers, use of quality control products helps to ensure blood and organ safety. We believe our controls and panels have led the market for quality control and evaluation of infectious disease test methods for over a decade and we are expanding this product line into the market for controls and panels for genetic tests. In the years ended September 30, 2011, 2010 and 2009, revenue for our control and panel products was $9.4 million, $10.0 million, and $10.8 million, respectively.

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

We currently offer over 100 control and panel products for infectious diseases including HIV, hepatitis A, HBV, HCV, WNV, Chagas and human papilloma virus (“HPV”), that are widely used around the world and we offer over 60 CE marked products. Most of our control products are sold under the ACCURUN brand name.

Reagents and Bioprocessing Products

Our reagents and bioprocessing products are used by diagnostic, pharmaceutical and biotechnology companies and research organizations in industry and academia. These products make it possible for our customers to optimize consistency in the discovery, development and manufacturing of diagnostic tests, therapeutics and vaccines. Our products are integral components of product development from research through validated production processes filed with regulatory agencies in the U.S. and around the world. Products in this segment include: diagnostic intermediates; cell culture additives and media; therapeutic grade albumin; and purified viable human cells. In the years ended September 30, 2011, 2010 and 2009, revenue for our reagents and bioprocessing products was $22.8 million, $24.1 million and $22.1 million, respectively.

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

BioServices

Biorepository Services

We manage and store approximately 14 million biological samples at our state-of-the-art facilities in Maryland pursuant to multi-year contracts with government agencies and private sector customers, who pay for these services on either a cost-plus, fixed-price, or time-and-materials basis. Under the cost-plus contracts, a majority of the equipment cost is passed through directly to the customer. We also provide research and clinical trial support services including assisting with collecting, cataloging, processing, transporting, cryopreservation, storing and tracking of samples collected during research studies and clinical trials. In addition, we provide technical support and training to collaborators and investigators on issues related to specimen processing and handling.

Contract Research

We provide a broad range of research support services to government and private sector clients, including method validation and optimization, preparation of information for FDA submissions and test kit production. Our virology services group performs viral cultivations, infectivity testing, and in vitro characterization of anti-HIV drugs. Our immunology group provides services for the assessment of cell-mediated immunity, including enzyme-linked immunospot (“ELISpot”), apoptosis and complement fixation assays, and has administered proficiency programs for network laboratories that perform similar types of assays. Our molecular biology group provides services in DNA and RNA isolations from blood and other clinical specimens, polymerase chain reaction amplifications, DNA cloning, gene mapping, sequencing, genotyping and linkage analysis. Our biochemistry group provides protein purification services and coagulation testing services. Our repository research services include evaluation of preservation and storage methods on sample biomarker integrity. These services are usually conducted under contracts which range from a few months to multi-year commitments and are structured on a cost-plus, time-and-materials or fixed-price basis.

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

We develop IVD and immunology products and enabling technologies for our life science customers to use in the discovery, development and manufacture of their diagnostic and therapeutic products. Within IVD we are developing reagents and enabling technologies for use in our contract services and manufacturing business, diagnostic quality controls and panels for emerging infectious disease, genetic and oncology markers and expression systems for control template packaging and recombinant protein production. Immunology projects include the development of purified fresh and cryopreserved mononuclear cell based products and selected subpopulations of these cells; extensions to our existing reagent product lines and service capabilities; and developing new antibody, cytokine and research target reagents.

Our human and animal derived biologic sourcing acumen supplemented by our manufacturing, virology, immunology and molecular biology expertise allows us to develop value-added reagents and enabling technologies that serve to accelerate and enhance the quality, consistency and scalability of our life science customers’ research, development and manufacturing activities.

In the years ended September 30, 2011, 2010 and 2009, we spent $1.3 million, $0.8 million and $1.1 million, respectively, on our research and development activities.

Suppliers

While there are some materials that we obtain from a single supplier, we are not dependent on any one supplier or group of suppliers for our business as a whole. Raw materials are generally available from a number of suppliers. Our normal contract terms are FOB our dock with payment terms of 30 – 45 days.

Sales and Distribution

We sell most of our products and services through our direct sales force, although we use distributors in approximately 50 countries to market and sell our products in international markets. These independent distributors may also market products of other companies, including some products that are competitive with our products. As of September 30, 2011, we employed 36 people worldwide in our sales, customer service and marketing operations.

In March 2011, we hired a new Vice President, Sales and Marketing with 20 years of industry experience. Since then, we have gone through the process of transforming our sales strategy and have expanded our sales organization, attracting key hires who bring experience from various market leaders in IVD manufacturing.

Our new sales strategy includes a marketing plan that focuses on our strategic accounts, dedicating high level sales directors to service these accounts and penetrate deeper within the customer’s organization. We also employ technical sales and marketing professionals who have an extensive background in the life sciences industry. A thorough knowledge of biological techniques and an understanding of the research process allow these professionals to become advisors, acting in a consultative role with customers. These employees also help us to identify evolving market needs and new technologies that we can license and develop into new products.

Customers

Customers of our diagnostic control and panel products include hospital laboratories, independent clinical laboratories, public health laboratories, blood banks, IVD manufacturers and regulatory agencies that oversee the manufacture and use of such test kits. Customers of our reagents and bioprocessing products include diagnostic, pharmaceutical and biotechnology product developers and manufacturers as well as research laboratories affiliated with government, academia and private foundations. Customers of our bioservices include government and academic institutions, blood banks, IVD manufacturers and pharmaceutical and biotechnology companies. During the year ended September 30, 2011, $8.6 million, or 20% of our revenue, was derived from sales to government agencies.

For the year ended September 30, 2011, our top five customers accounted for 46% of our revenue and our three largest customers, the National Institutes of Health (“NIH”), Roche Molecular Systems and Siemens Healthcare Diagnostics, accounted for 18%, 11% and 10% of our revenue, respectively. No other customer accounted for more than 10% of our revenue in that period.

Foreign Sales

One of our principal marketing strategies has been to target international markets, including Europe, Asia, Canada and other parts of the world. Most of our international order processing, invoicing, collection and customer service functions are handled directly from our headquarters in Massachusetts. We believe demand for our products in international markets is primarily driven by increased use of quality control products and the development, validation and use of new diagnostic tests. In fiscal 2011 foreign sales were $10.1 million, or 23% of our revenue, as compared to $10.0 million, or 20% of our revenue, in fiscal 2010. Fiscal 2011 foreign sales were from Europe (71%), Asia (16%), Canada (3%), and various other foreign markets (10%). In fiscal year 2009, 20% of our revenue was attributable to foreign sales.

During the last three years, less than 5% of our assets have been located outside the United States.

Licensing Arrangements

We have an exclusive license agreement which provides us with the know-how to manufacture certain genetic controls. We have royalty obligations under this agreement. We expensed $0.1 million in total under this agreement on net sales generated during the fiscal year ended September 30, 2011.

We have two non-exclusive licensing agreements with the NIH. These agreements provide us with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. We have royalty obligations under each of these agreements. We expensed less than $0.1 million in total to the NIH under the two agreements on net sales generated during the fiscal year ended September 30, 2011.

We also have a non-exclusive licensing agreement with EMD Millipore, the life science division of Merck KGaA (“Millipore”), under which Millipore pays for the use of hybridoma cell lines that are proprietary to us. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay us 30% of net sales generated by related products. We received approximately $0.1 million from Millipore under this agreement during the fiscal year ended September 30, 2011.

Intellectual Property

We rely on trade secrets, proprietary know-how and continuing technological innovation to help preserve our competitive position. Many of our manufacturing processes and techniques are not generally known to other life sciences companies and our proprietary know-how helps us  maintain our market position. We rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products, technology and clinical research data.

We have trademarks registered in the United States and a number of other countries for use in connection with our products and business. We believe that many of our trademarks are generally recognized in our industry. Such trademarks include ACCURUN, ACCUMUNE, ACCUCELL and SeraCare.

Regulatory Environment

Regulation of Health Care Industry

The health care industry is highly regulated, and federal and state health care laws and regulations are applicable to certain aspects of our business and that of our customers. For example, there are federal and state health care laws and regulations that apply to the operation of clinical laboratories, the provision of health care services by providers using our products and services, business relationships between health care providers and suppliers, the privacy and security of health information and the conduct of clinical research.

Regulation of Products

The design and manufacturing of many of our products are regulated or controlled by numerous third parties, including the FDA, foreign governments, independent standards auditors and our customers.

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

Regulation of Laboratory Operations

We operate a clinical laboratory at our Gaithersburg, Maryland facility. Clinical laboratories that perform laboratory diagnostic testing (except for research purposes only) on human subjects are subject to regulation under CLIA. CLIA regulates clinical laboratories by requiring that the laboratory be certified by the federal government, licensed by the state and in compliance with various operational, personnel and quality requirements intended to ensure that clinical laboratory test results are accurate, reliable and timely. State laws and regulations also apply to the operation of clinical laboratories. Although we do not engage in significant laboratory testing for purposes other than research, we maintain a CLIA certification at the Gaithersburg, Maryland facility and our laboratories are subject to regulation under state law.

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

Occupational Safety and Health Administration (OSHA)

As with most operating companies, our facilities must comply with both federal and state OSHA regulations. We maintain all required records. OSHA inspects operating locations as it deems appropriate and generally does so without advance notice.

State Governments

The states in which we operate have regulations that parallel federal regulations. These states conduct periodic unannounced inspections and require licensing under such state’s procedures.

Competitors

The segments of the life sciences industry in which we compete are highly fragmented. Within our product and service areas, we face varying levels of competition. In certain instances, we compete with large, well-capitalized life science companies, which have significantly greater financial, operational, sales and marketing, and research and development resources than we do. In other instances, our competition comes from small, independent companies that focus on particular niches within our segments. We compete primarily on quality, breadth of product line and service.

Diagnostic & Biopharmaceutical Products:   Our primary competitors in the controls and panels business include AcroMetrix (now part of Life Technologies Corporation), Zeptometrix Corporation and Bio-Rad Laboratories, Inc. Within the reagents and bioprocessing products business, we compete with other companies, such as EMD Millipore (now the life science division of Merck KGaA), Invitrogen Corporation (now part of Life Technologies Corporation), Thermo Fisher Scientific, Inc., Baxter Healthcare Corporation and Grifols S.A., that supply biologics to support the development and manufacture of diagnostic assays, biopharmaceutical products and vaccines, as well as with small private companies, which source human disease-state plasma.

BioServices:   In our biorepository division, we compete with Thermo Fisher Scientific, Inc. and other companies and universities that maintain biorepositories for commercial organizations, government and academic institutions as well as companies, government agencies and academic institutions that internally maintain their own repository for biological materials.

Employees

As of September 30, 2011, we had 196 employees, of which 193 were full-time employees. None of our employees is represented by a labor union and we have not entered into any collective bargaining agreements.

Discontinued Operations

On March 29, 2007, we sold certain assets and liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics Collaborative division involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery. The consideration for this sale consisted of $2.0 million cash and a 7.5% royalty on BioServe’s net sales related to the business of the Genomics Collaborative division for five years through March 29, 2012. During the year ended September 30, 2011, royalties were nominal.  During the years ended September 30, 2010 and 2009, we received $0.1 million and $0.2 million, respectively, related to the royalties.

Available Information

Our principal executive offices are located at 37 Birch Street, Milford, Massachusetts 01757, and our telephone number is (508) 244-6400. Our website address is www.seracare.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our trademarks include ACCURUN, ACCUMUNE, ACCUCELL and SeraCare. Other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below and other information in this annual report. Our business, financial condition, and operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

RISKS RELATED TO OUR BUSINESS

The impact and results of our announcement that we are evaluating and exploring strategic alternatives are uncertain and cannot be determined.

In the fourth quarter of fiscal 2011, we announced a management transition and a process to explore and evaluate strategic alternatives to enhance shareholder value. Among the strategic alternatives under consideration is whether a third party would have an interest in acquiring us at a price and on terms that would represent a better value for our shareholders than continued execution of our business plan on a stand-alone basis. There can be no assurance that this process will result in an agreement or transaction, or that, if an agreement is executed, the transaction will be consummated.  We undertake no obligation to provide further updates with respect to our evaluation of strategic alternatives.

The exploration of strategic alternatives requires the expenditure of significant management time and attention and is also causing us to incur additional expenses, including expenses for financial and legal advisors. This process could distract us from efforts to improve our business to maximize shareholder value and creates uncertainty for our customers, suppliers, employees and others with whom we do business.  This uncertainty makes it more difficult for us to retain key employees and hire new talent, and could cause our customers and suppliers not to enter into new arrangements with us or to terminate existing arrangements.  The pendency of this process or any acquisition proposal will likely increase volatility in the price of our common stock, which would likely decline upon any termination of the process or the termination or withdrawal of any proposal.  Additionally, we and members of our board of directors could be subject to future lawsuits related to any acquisition proposal.  For example, several law firms have announced that they are investigating possible breaches of fiduciary duty by our board of directors and other violations of state law in connection with our receipt of an acquisition proposal from MSMB Capital Management.  Any such future lawsuits, even if  baseless, could become time consuming and expensive.

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

Our quarterly revenue and operating results have fluctuated significantly in the past and are likely to continue to do so in the future due to a number of factors, many of which are not within our control. If quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could decline significantly. Factors that might cause quarterly fluctuations in revenue and operating results include the following:

•	changes in demand for our products and services, and the ability to obtain the required resources to satisfy customer demand on a cost-effective basis or even to attain the required resources at all;

•	change in senior management;

•	the recent changes in our sales and marketing organization, including changes of sales and marketing management;

•	our ability to develop, introduce, market and gain market acceptance of new products or services in a timely manner;

•	our ability to manage inventories, accounts receivable and cash flows;

•	changes in applicable regulatory requirements;

•	our ability to control costs; and

•	overall market conditions.

The amount of expenses we incur will depend, in part, on our expectations regarding future revenue. In addition, since many expenses are fixed in the short term, we cannot significantly reduce expenses if there is a decline in revenue to avoid losses.

Our principal shareholders may exert significant influence on us.

As of September 30, 2011, the combined group of Jacob Safier and Ltova Holdings LLC, whom we refer to collectively as Ltova, Wellington Management Co, LLP, Coliseum Capital Management, LLC, Black Horse Capital Management, MSMB Capital Management and T Rowe Price Associates, Inc. had publicly reported that they were beneficial owners of approximately 20%, 9%, 7%, 6%, 5% and 5%, respectively, of our common stock. These shareholders can exert significant influence on our management and policies and on the outcome of issues requiring approval by our shareholders, including the election of our board of directors and the approval of significant corporate transactions.

The absence of a permanent Chief Executive Officer may disrupt our operations.

On July 25, 2011, our board of directors terminated the employment of our prior President and Chief Executive Officer and appointed Gregory A. Gould, our Chief Financial Officer, as interim President and Chief Executive Officer.  We also terminated the employment of another member of management.  This leadership transition may disrupt our operations and generate concern among customers, suppliers, employees and others with whom we do business. Any disruption may lead to additional employee departures and a decline in revenues. Our board of directors has retained a firm to conduct a search for a permanent Chief Executive Officer. The search for a permanent Chief Executive Officer may take longer than we expect, which could extend any period of disruption.  Severance costs, executive search fees and other expenses associated with the transition will reduce our earnings.  During this leadership transition, Mr. Gould will bear substantial additional leadership responsibilities, which may present challenges as we seek to respond to business opportunities and make significant business decisions with a smaller executive team.  Any failure to manage this leadership transition successfully could have a material adverse effect on our business.

Our success depends in large part upon the continued services of our senior executives and other key employees, including certain sales, consulting and technical personnel.

Our success depends on our ability to attract, retain and motivate the qualified personnel who will be essential to our current plans and future development. The competition for such personnel is substantial and we cannot assure you that we will successfully retain our key employees or attract and retain any required additional personnel. The loss of the services of any key employee could have a material adverse effect on our business. In the past, employees have resigned from our company and joined competitors or formed competing companies. The loss of such personnel and the resulting loss of existing or potential clients to any such competitor have had, and could continue to have, a material adverse effect on our business, financial condition and results of operations.

We may not be able to execute on our strategic plan and reverse our declining profitability.

During the last four fiscal quarters, our revenue has been declining relative to comparable periods in fiscal 2010, and our net income has been declining on a sequential basis.  Revenue has declined in both our Diagnostic & Biopharmaceutical Products segment and in our BioServices segment, and the declines in our BioServices segment have been accelerating.  Our management team, including new sales leadership, has begun to implement a strategy to reverse these declines, but there can be no assurance that this strategy will be successful.  If we are unable to execute on our strategic plan, our revenues and profits will likely continue to decline, which could have a material adverse effect on our business and financial condition.

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

A large percentage of our revenue is derived from sales to government agencies. Such government agencies may be subject to budget cuts, budgetary constraints or a reduction or discontinuation of funding. A significant reduction in funds available for government agencies to purchase professional services and related products would have a material adverse effect on our business, financial condition and results of operations. During the year ended September 30, 2011, $8.6 million, or 20% of our revenue, was derived from sales to government agencies.

We derive a substantial amount of our revenue from a limited number of customers.

Although we provide products and services to many customers, a significant portion of our revenue is generated from a small number of customers. For the fiscal year ended September 30, 2011, our top five customers accounted for 46% of our revenue. In addition, our non-government customer contracts do not specify quantity nor delivery schedules. Instead, our customer orders are driven by purchase orders which makes our product revenue lumpy. We cannot predict the future level of demand for our products and services that will be generated by these customers or the future demand for our products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect revenues and our results of operations. Our relationship with these customers is subject to change.

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

Our ability to raise additional capital depends on a variety of factors, some of which may not be within our control, including investor perceptions of our management, our business, and the industries in which we operate. Our publicly announced exploration of strategic alternatives may also make it more difficult to raise additional capital.  In December 2010, we established secured credit facilities in the aggregate amount of $20.0 million, consisting of a $5.0 million revolving credit facility, which is governed by a borrowing base, and a $15.0 million term loan facility. These facilities are currently scheduled to expire in February 2012.  Our ability to finance organic growth as well as future acquisitions under our secured credit facilities will be subject to certain conditions as set forth in the loan agreement governing our secured credit facilities, including our borrowing capacity thereunder. Even if we are able to access our secured credit facilities, we cannot assure you that our borrowing capacity thereunder, combined with cash generated from operations, will be sufficient to conduct operations and achieve our goals. In that event, we may need to raise additional capital. Recent conditions in the banking system and financial markets have resulted in a tightening in the credit markets, lower levels of liquidity in many financial markets, and volatility in fixed income, credit, currency and equity markets. If we raise money through additional borrowings, we may become subject to new restrictive covenants and high interest rates, which would increase the total cost of conducting operations. However, there can be no assurance that additional borrowing resources will be available promptly, on favorable terms or at all. If we raise money through the issuance of equity securities, your stock ownership will be diluted. Our stock price has been volatile as a result of overall conditions in the financial markets and other factors. A decline in the price of our common stock may adversely impact our ability to fund our operations through the issuance of equity securities. The issuance of additional equity securities by us following a decline in our stock price may result in a significant dilution of your stock ownership. Any inability to successfully raise needed capital on a timely or cost-effective basis could adversely affect our short-term liquidity and our ability to make investments in research and development to fund new product initiatives, continue to upgrade our process technology and manufacturing capabilities, and actively seek out potential acquisition candidates, and could have a material adverse effect on our business, financial condition, and operating results.

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

As part of our business strategy, we expect to grow our business through acquisitions of technologies or companies. We may not identify or complete complementary acquisitions in a timely manner, on a cost-effective basis, or at all. In addition, we compete with other companies, including large, well-funded competitors, to acquire suitable targets, and may be unable to acquire certain targets that we seek. There can be no assurance that we will be able to execute this component of our growth strategy, which may harm our business and hinder our future growth. To achieve desired growth rates, we may seek larger and/or public companies as potential acquisition candidates. The acquisition of a public company may involve additional risks, including the potential for lack of recourse against public shareholders for undisclosed material liabilities of the acquired business. In addition, if we were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of our available cash resources could be used. Furthermore, for any such acquisition, we will incur significant legal, accounting and other expenses, including expenses associated with a change of control. If we pursue an acquisition that is not completed for any reason, we will have incurred substantial expenses without realizing the anticipated benefits of the acquisition, including anticipated net reductions in costs and expenses, and our stock price may decline to the extent that it reflects a market assumption that the acquisition would be completed.

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

Some of our customer contracts are firm, fixed-price contracts, providing for a predetermined fixed price for the products that we sell, regardless of the costs we incur. If we experience significant increases in the expense of producing products due to increased cost of materials, components, labor, capital equipment or other factors and are unable to pass such increases through to our customers, our profitability will likely decline. The cost of producing our products and services is also sensitive to the price of energy. The selling prices of our products and services have not always increased in response to raw material, energy or other cost increases and we are unable to determine to what extent, if any, we will be able to pass future cost increases through to our customers. Our inability to pass increased costs through to our customers could materially and adversely affect our results of operations and financial condition.

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

International sales accounted for 23% of our revenue during the year ended September 30, 2011. We anticipate that international sales will continue to account for a significant percentage of our revenue. Risks associated with these sales include:

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

Our customers are subject to rigorous quality standards in order to maintain their products and the manufacturing processes and testing methods that generate them. A failure to sustain the specified quality requirements, including the processing and testing functions performed by our products, could result in the loss of the applicable regulatory license. Delays or quality lapses in our customers’ production lines could result in substantial economic losses to them and to us. For example, large production lots of plasma are expensive and a failure to properly categorize the disease state of plasma could result in the contamination of the entire lot, requiring its destruction and replacement at our cost. We also perform services that may be considered an extension of our customers’ manufacturing and quality assurance processes, which also require the maintenance of prescribed levels of quality. Although we believe that our attention to quality adequately addresses these risks, we may experience occasional or systemic quality lapses in our manufacturing and service operations. If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

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

As a non-accelerated filer, we are not subject to the provisions of the Sarbanes-Oxley Act of 2002 that require an attestation report from our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting. If we cease to qualify as a non-accelerated filer, we would become subject to this requirement, which may cause us to incur substantial additional costs and may adversely affect our financial results. The failure of our independent registered public accounting firm to concur with management’s assessment of the effectiveness of our internal control over financial reporting may result in a loss of confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition and the trading price of our common stock), prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

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

A natural disaster or other unanticipated problem could, among other things, delay the shipment of our products, affect our ability to receive and fulfill orders and hinder our research and development efforts. For example, our two facilities in Maryland store approximately 14 million biological samples for our government and commercial customers, and such samples are irreplaceable. Additionally, our Milford facility is our primary manufacturing plant. An earthquake, hurricane, fire, other disaster or extended power outage at any of these locations could have a material adverse effect on our business, financial condition and results of operations. Our insurance coverage does not cover terrorism or all natural disasters, in particular, floods, and may be inadequate to compensate us for losses we incur as a result of a natural disaster or other problem.

Our secured credit facilities impose certain restrictions on our ability to take certain actions which may have an impact on our business, operating results and financial condition.

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

Our ability to protect our information systems and electronic transmissions of sensitive data from data corruption, cyber-based attacks and security breaches is critical to the success of our business.

We depend heavily on information technology networks and systems to securely process, transmit and store electronic information, including credit card and other personal information of our customers.  Our existing security measures may be insufficient to protect us against all potential security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and other forms of sabotage.  Any increase in the risk of security breaches could cause us to incur additional costs to mitigate that risk, including additional personnel, equipment, software and other third-party services to augment our existing security measures.  Any security breach could lead to system disruptions or shutdowns, the loss or corruption of data, or unauthorized access to or disclosure of confidential information, any of which could seriously harm our business.  A security breach that leads to disclosure of consumer information (including personally identifiable information) could harm our reputation and relationships with our customers, require us to comply with disparate state breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs and loss of revenue.  A security breach that destroys, corrupts or impairs the reliability of our data could also impair the effectiveness of our internal control over financing reporting, which could delay required filings with the SEC, result in the delisting of our common stock, impair our ability to raise capital or otherwise adversely affect our business.

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

Our industry may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers and reducing the translated amounts of U.S. dollar revenues. International sales accounted for 23% of our revenue during the year ended September 30, 2011 and sales to customers within Europe accounted for 17% of our revenue during this same period. We anticipate that international sales will continue to account for a significant percentage of our revenue. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, customers' purchasing power and demand for our products could decline, and may adversely affect our business, financial condition, results of operations and cash flows.

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

Any non-compliance with existing laws or regulations could materially harm our business. Moreover, healthcare reform is continually under consideration by regulators, and we do not know how laws and regulations will change in the future.

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

Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy and security of health information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Additional regulation and continued fiscal pressure may adversely affect our business.

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

•
authorize the issuance of “blank check” preferred stock having such designations, rights and preferences as may be determined from time to time by our board of directors, without any vote or further action by our shareholders; and

•	eliminate the right of shareholders to act by written consent.

Our shareholders’ ability to sell shares of our stock may be limited.

Based on public reports filed as of September 30, 2011 by six of our shareholders; Ltova, Wellington Management Co, LLP, Coliseum Capital Management, LLC, Black Horse Capital Management, MSMB Capital Management and T Rowe Price Associates, these shareholders collectively beneficially own approximately 52% of our outstanding shares of common stock. Accordingly, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock and the ability to buy and sell our shares could be impaired. If any or all of these shareholders were to liquidate their shares, the market price of our common stock could decline significantly.

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

We do not intend to make dividend payments.

We intend to retain any future earnings for use in our business and therefore do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any cash dividends in the future will depend on our earnings, financial condition, capital needs and other factors deemed relevant by our board of directors. In addition, our loan agreement prohibits the payment of dividends during the term of the agreement.

We face additional risks.

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

Our headquarters and principal manufacturing operations are located in a leased facility in Milford, Massachusetts. We may extend the lease for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. Our principal facilities as of September 30, 2011 are listed below:

Location	Facility Use	Industry Segment	Owned or Leased	Approximate Floor Space in Sq. Ft.	Lease Expiration
Milford, MA	Manufacturing, warehouse and office	Diagnostic & Biopharmaceutical Products	Leased	60,000	January 2018
Gaithersburg, MD	Manufacturing, repository, laboratory and office	BioServices	Leased	36,000	October 2017
Frederick, MD	Repository	BioServices	Leased	65,000	July 2015

Item 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Capital Market under the symbol “SRLS”. The price range per share of our common stock presented below for the years ended September 30, 2011 and September 30, 2010 by quarter represents the highest and lowest closing prices for our common stock on The NASDAQ Capital Market.

2011 Quarter Ended	High	Low
September 30, 2011	$4.15	$2.82
June 30, 2011	$4.05	$3.22
March 31, 2011	$4.90	$3.75
December 31, 2010	$4.88	$3.62

2010 Quarter Ended	High	Low
September 30, 2010	$4.09	$3.05
June 30, 2010	$5.45	$3.82
March 31, 2010	$4.00	$3.16
December 31, 2009	$4.06	$2.30

Holders

As of November 16, 2011 there were 20,114,156 shares of our common stock outstanding and 127 holders of record of our common stock. The closing price of our stock on November 16, 2011 was $2.73 per share

Dividends

Our board of directors has no current plans to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, contractual restrictions contained in future loan agreements and other agreements and other factors considered relevant by our board of directors. In addition, our loan agreement prohibits the payment of dividends during the term of the agreement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information as of September 30, 2011 with respect to our Amended and Restated 2001 Stock Incentive Plan and our 2009 Equity Incentive Plan and commitments pursuant to employment agreements with our former Chief Executive Officer, Susan L.N. Vogt, and our interim Chief Executive Officer and Chief Financial Officer, Gregory A. Gould.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	952,068	(1)	$3.63	–
2009 Equity Incentive Plan	548,873	(2)	$3.17	440,117
Equity compensation plans not approved by security holders:
Individual compensation arrangements	700,000	(3)	$5.93	–
Total	2,200,941		$4.24	440,117

(1)	Does not include 384,445 shares of restricted stock granted under the Amended and Restated 2001 Stock Incentive Plan which were not vested as of September 30, 2011 and therefore subject to forfeiture.

(2)
Does not include 199,980 shares of restricted stock granted under the 2009 Equity Incentive Plan which were not vested as of September 30, 2011 and therefore subject to forfeiture. Any forfeited shares of restricted stock granted under the 2009 Equity Incentive Plan would be available for issuance under the 2009 Equity Incentive Plan.

(3)
450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share.  These options vested in equal annual installments over a period of three years and expire on August 26, 2012. 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share. These options vested in equal annual installments over a period of three years and have a maximum term of ten years.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock over the period from September 30, 2006 to September 30, 2011, as compared with that of The NASDAQ Composite Index and The NASDAQ Biotechnology Index, based on an initial investment of $100 in each on September 30, 2006. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period, and assumes reinvestment of dividends.

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.

	September 30,
	2006	2007	2008	2009	2010	2011
SeraCare Life Sciences, Inc.	100.00	99.14	51.55	42.24	62.93	48.97
NASDAQ Composite	100.00	121.92	92.52	96.24	108.69	111.20
NASDAQ Biotechnology	100.00	112.37	107.04	110.55	113.07	114.82

Issuer Purchases of Equity Securities.

The following table provides information with respect to shares of our common stock that we repurchased during the three months ended September 30, 2011:

Period,	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
July 1, 2011—July 31, 2011	25,400	$4.00	—	—
August 1, 2011—August 31, 2011	—	—	—	—
September 1, 2011—September 30, 2011	—	—	—	—

Total	25,400	$4.00	—	—

(1)  25,400 unrestricted shares of our common stock were surrendered in satisfaction of tax withholding obligations.

Item 6.	SELECTED FINANCIAL DATA

The following table provides our selected financial data and has been derived from our audited financial statements for the five years ended September 30, 2011. The information below should be read in conjunction with our audited financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

In March 2006, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code and emerged from bankruptcy proceedings in May 2007. We completed all of our reorganization activities by the end of fiscal 2008. In connection with our 2007 plan of reorganization, an aggregate of $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain persons who served as our directors and officers in fiscal 2005.  During the year ended September 30, 2011, the escrow account was terminated and we were paid the remaining escrow funds in the amount of $0.9 million, inclusive of interest. For more information, see the notes to our financial statements.

On March 29, 2007, we sold certain assets and liabilities of our Genomics Collaborative division to BioServe Biotechnologies Limited (“BioServe”). The Genomics Collaborative division involved the sale of human clinical specimens and their accompanying medical information for use in drug discovery and its results are presented as discontinued operations in the following table.

During the year ended September 30, 2007, we initiated a rebranding strategy. As a result, we wrote-off the BBI Diagnostics trade name, which was carried on the books at $5.2 million.

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

During the years ended September 30, 2011 and 2010, total costs related to our management transition and exploration of strategic alternatives were $1.4 million and $0.5 million, respectively. For 2011 these costs related primarily to severance payments and related stock-based compensation for our prior Chief Executive Officer, Susan L.N. Vogt, one other executive termination expense, and expenses associated with exploration of strategic alternatives. For 2010 these costs related primarily to expenses associated with exploration of strategic alternatives.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	In thousands, except for per share data
STATEMENT OF OPERATIONS DATA:
Revenue	$43,484	$50,380	$44,434	$48,967	$47,304
Cost of revenue	26,741	29,594	28,990	33,945	33,930
Gross profit	16,743	20,786	15,444	15,022	13,374
Research and development expense	1,277	777	1,122	1,776	566
Selling, general and administrative expenses	12,284	12,672	13,714	16,119	14,527
Impairment of assets and loss related to assets held for sale	—	—	15,741	7,987	5,220
Costs related to management transition and exploration of strategic alternatives	1,439	489	—	—	—
Reorganization items	(846)	—	—	1,314	5,224
Operating income (loss)	2,589	6,848	(15,133)	(12,174)	(12,163)
Interest expense	(61)	(234)	(380)	(386)	(697)
Interest expense to related parties	—	—	—	—	(313)
Other income (expense), net	23	99	183	221	194
Income (loss) before income taxes	2,551	6,713	(15,330)	(12,339)	(12,979)
Income tax (benefit) expense	(116)	8	49	(376)	76
Net income (loss) from continuing operations	2,667	6,705	(15,379)	(11,963)	(13,055)
Loss from discontinued operations, net of income tax	—	—	—	—	(110)
Net income (loss)	$2,667	$6,705	$(15,379)	$(11,963)	$(13,165)
EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share:
Continuing operations	$0.14	$0.36	$(0.83)	$(0.64)	$(0.82)
Discontinued operations	—	—	—	—	(0.01)
Net income (loss)	$0.14	$0.36	$(0.83)	$(0.64)	$(0.83)
Diluted earnings (loss) per common share:
Continuing operations	$0.14	$0.35	$(0.83)	$(0.64)	$(0.82)
Discontinued operations	—	—	—	—	(0.01)
Net income (loss)	$0.14	$0.35	$(0.83)	$(0.64)	$(0.83)

	As of September 30,
	2011	2010	2009	2008	2007
	In thousands
SELECTED BALANCE SHEET DATA:
Working capital	$30,297	$25,959	$17,644	$14,330	$20,084
Total assets	$45,078	$43,626	$34,464	$51,097	$58,440
Long-term obligations (1)	$—	$22	$1,195	$61	$2,111
Stockholders’ equity	$38,604	$34,502	$26,194	$40,410	$50,524

(1)	Includes debt, notes payable and capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Business Overview

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. Our innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers, biorepository and contract research services. Our quality systems, scientific expertise and state-of-the-art facilities support our customers in meeting the stringent requirements of the highly regulated life sciences industry.

Our business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. Our Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biorepository services, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry.

Our customer base is diverse and operates in a highly regulated environment. We have built our reputation on providing a comprehensive portfolio of products and services and operating state-of-the-art facilities that incorporate the industry’s highest quality standards. Our customers include IVD manufacturers; hospital-based, independent and public health labs; blood banks; government and regulatory agencies; and organizations involved in the discovery, development and commercial production of human and animal therapeutics and vaccines, including pharmaceutical and biotechnology companies, veterinary companies and academic and government research organizations. In the years ended September 30, 2011, 2010 and 2009, NIH accounted for 18%, 21% and 15% of our revenue, respectively, and Roche Molecular Systems accounted for 11%, 14% and 13% of our revenue, respectively. In the year ended September 30, 2011, Siemens Healthcare Diagnostics accounted for 10% of our revenue.

In the fourth quarter of fiscal 2011, our board of directors initiated a management transition and announced a process to explore and evaluate strategic alternatives to enhance shareholder value, including a potential sale of the company. Specifically, on July 25, 2011, we terminated the employment of our Chief Executive Officer and appointed Gregory A. Gould as our interim Chief Executive Officer. We also terminated the employment of our Vice President, Business Development. We took these steps because our board was dissatisfied with our financial and operating results in recent quarters. As part of our examination of strategic alternatives, we engaged Lazard Frères & Co. to advise our board of directors. Our exploration of strategic alternatives is ongoing. As we previously announced, there is no set timetable for this process, and there can be no assurance that this process will lead to a sale of the company or any other transaction. We do not intend to provide further comments regarding this process unless a specific transaction is recommended by our board of directors.

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

Expense Reclassification

A certain reclassification was made to prior year amounts to conform with the current year presentation. Specifically, we reclassified fiscal 2010 costs related to exploring strategic alternatives previously reported as selling, general and administrative expenses to costs related to management transition and exploration of strategic alternatives.

Results of Operations

The following table shows our statement of operations data as a percentage of revenue:

	Year Ended September 30,
	2011	2010	2009
	%	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0	100.0
Cost of revenue	61.5	58.7	65.2
Gross profit	38.5	41.3	34.8
Research and development expense	2.9	1.6	2.5
Selling, general and administrative expenses	28.3	25.1	30.9
Impairment of assets and loss related to assets held for sale	—	—	35.4
Costs related to management transition and exploration of strategic alternatives	3.3	1.0	—
Reorganization items	(2.0)	—	—
Operating income (loss)	6.0	13.6	(34.0)
Interest expense	(0.1)	(0.5)	(0.9)
Other income, net	0.0	0.2	0.4
Income (loss) before income taxes	5.9	13.3	(34.5)
Income tax (benefit) expense	(0.2)	—	0.1
Net income (loss)	6.1	13.3	(34.6)

Comparison of years ended September 30, 2011 and September 30, 2010

  Revenue

The following table provides our segment revenue in millions of dollars for the years ended September 30, 2011 and 2010, respectively:

	Years ended September 30,		Percent
	2011	2010	change
Diagnostic & Biopharmaceutical Products	$32.2	$34.1	(6)%
BioServices	11.3	16.3	(31)%
Total revenue	$43.5	$50.4	(14)%

Revenue for the year ended September 30, 2011 decreased by 14%, or $6.9 million, to $43.5 million from $50.4 million in the year ended September 30, 2010. Diagnostic & Biopharmaceutical Products revenue during the same period decreased by $1.9 million, a 6% decrease. As previously disclosed, the decrease is primarily due to lower sales to one of our large customers which has reduced its inventory due to its implementation of new inventory management processes and its transition to one of our new jointly developed products. In addition, during the year ended September 30, 2011, we initiated the process of rebuilding our sales force. In March 2011, we hired a new Vice President, Sales and Marketing, who has been charged with driving increased sales force effectiveness and revenue growth in the future. The changes we have made to upgrade and expand the sales organization negatively affected sales during fiscal 2011 but we believe that these organizational changes will have a positive long-term impact.

During the year ended September 30, 2011, revenue for our BioServices segment decreased by $5.0 million, a 31% decrease, to $11.3 million from $16.3 million in the year ended September 30, 2010. As previously disclosed, the decrease is due to the expiration of certain government contracts as well as completion of projects that were funded by the American Recovery and Relief Act.

Gross Profit

Gross profit margin decreased to 39% in the year ended September 30, 2011 from 41% in the year ended September 30, 2010. Our Diagnostic & Biopharmaceutical Products gross profit margin decreased to 47% in the year ended September 30, 2011 from 52% in the year ended September 30, 2010. The decrease is due to increased inventory expense and the lower revenue base over which our fixed costs are spread.

Our BioServices gross profit margin decreased to 15% in the year ended September 30, 2011 from 19% in the year ended September 30, 2010. The decrease is due to the lower revenue base over which our fixed costs are spread. During the year ended September 30, 2011, we have reduced staff in order to realign our costs with our revenue.

Research and Development Expense

Research and development expense totaled $1.3 million, or 3% of revenue, in the year ended September 30, 2011 as compared to $0.8 million, or 2% of revenue, in the year ended September 30, 2010. The increase in expense is due to a renewed focus on research and development. In addition, during the year ended September 30, 2010, some of our scientists were assigned to billable customer projects that were funded by the American Recovery and Relief Act, and the compensation expenses associated with those scientists were recorded to cost of revenue. After the completion of those projects, we re-assigned personnel to research and development projects, which increased our research and development expense during the year ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $12.3 million, or 28% of revenue in the year ended September 30, 2011, from $12.7 million, or 25% of revenue in the year ended September 30, 2010. A portion of the decrease is due to lower incentive-based compensation as a result of not meeting certain incentive program objectives. Further, we switched our legal and accounting firms and saved $0.3 million, primarily legal costs, during the year ended September 30, 2011 as compared to the year ended September 30, 2010. These savings were offset by $0.8 million of increased sales and marketing expenses primarily associated with the upgrade and expansion of our sales force. During fiscal 2012, we expect selling, general and administrative expenses to increase due to the upgrade and expansion of the sales force, as well as an increase in incentive based compensation in line with expected revenue increases.

Costs Related to Management Transition and Exploration of Strategic Alternatives

Costs related to management transition and exploration of strategic alternatives increased to $1.4 million, or 3.3% of revenue in the year ended September 30, 201l, from $0.5 million, or 1% of revenue in the year ended September 30, 2010.

On July 25, 2011, we terminated the employment of our former President and Chief Executive Officer. Under the terms of her employment agreement, she received a lump-sum payment of one year’s salary and is entitled to medical insurance for up to one year after her 30-day notice period and reimbursement for amounts expended for executive outplacement services up to $50,000.  We also paid her an additional 30-days’ salary and benefits in lieu of notice. The total of the above severance payments is estimated to be $0.5 million. She also had 116,667 shares subject to option awards and 80,000 shares subject to a restricted stock award that became fully vested and have an associated compensation expense in the amount of $0.4 million. The total amount of $0.9 million related to severance and stock compensation was expensed during the fourth quarter of fiscal 2011.

We also terminated the employment of another member of the senior management team on July 25, 2011 and related severance costs of approximately $0.1 million were expensed during the fourth quarter of fiscal 2011.

We also incurred costs to explore strategic alternatives of approximately $0.4 million and $0.5 million during fiscal 2011 and 2010, respectively.

Reorganization Items

In connection with our 2007 plan of reorganization, an aggregate of $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain persons who served as our directors and officers in fiscal 2005.  During the year ended September 30, 2011, the escrow account was terminated and we were paid the remaining escrow funds in the amount of $0.9 million, inclusive of interest.  For more details regarding these reorganization items, see the notes to our audited financial statements.

Operating Income

Operating income resulted from the factors above and included non-cash expenses of stock-based compensation and depreciation and amortization. Operating income was $2.6 million for the year ended September 30, 2011, which included stock-based compensation and depreciation and amortization totaling $1.3 million and $1.2 million, respectively, as compared to operating income of $6.8 million for the year ended September 30, 2010, which included stock-based compensation and depreciation and amortization totaling $1.6 million and $1.1 million, respectively.

Interest Expense and Other Income

Interest expense was $0.1 million during the year ended September 30, 2011 as compared to $0.2 million during the year ended September 30, 2010. During the year ended September 30, 2011, interest expense related to the amortization of deferred financing expense. During the year ended September 30, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to our termination of our credit and security agreement with GE Capital in October 2009. Other income was nominal during the year ended September 30, 2011 as compared to $0.1 million during the year ended September 30, 2010.

Income Tax (Benefit) Expense

Income tax benefit for the year ended September 30, 2011 was $0.1 million and was a nominal expense during the year ended September 30, 2010. During the year ended September 30, 2011, we recorded a tax benefit of $0.1 million related to the collection of a state tax refund which was under audit by the state of California. As of September 30, 2011 and 2010, we had deferred tax assets, net of liabilities, of $30.3 million and $31.4 million, respectively, which were fully reserved on the balance sheet.

Net Income and Earnings Per Share

As a result of the above, net income was $2.7 million in the year ended September 30, 2011 compared to net income of $6.7 million in the year ended September 30, 2010. Basic and diluted earnings per share was $0.14 in the year ended September 30, 2011 compared to earnings per share on a basic and diluted basis of $0.36 and $0.35, respectively, in the year ended September 30, 2010.

Comparison of years ended September 30, 2010 and September 30, 2009

Revenue

The following table provides our segment revenue in millions of dollars for the years ended September 30, 2010 and 2009, respectively:

	Years ended September 30,		Percent
	2010	2009	change
Diagnostic & Biopharmaceutical Products	$34.1	$32.8	4%
BioServices	16.3	11.6	40%
Total revenue	$50.4	$44.4	13%

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

Research and Development Expense

Research and development expense totaled $0.8 million, or 2% of revenue, for the year ended September 30, 2010 as compared to $1.1 million, or 3% of revenue, for the year ended September 30, 2009. During the year ended September 30, 2010, customers increased their product development requests, resulting in lower research and development expense as our scientists worked on these billable customer projects and the associated cost is presented as cost of revenue. In addition, during the latter half of fiscal 2009 and the full year of fiscal 2010, we controlled spending by focusing on priority projects. As a result of the reduced spending, fiscal 2010 has a full year of savings as compared to a partial year of savings during fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $12.7 million, or 25% of revenue for the year ended September 30, 2010, from $13.7 million, or 31% of revenue for the year ended September 30, 2009. During the year ended September 30, 2010, we focused on improving our processes and decreased discretionary spending from the year ended September 30, 2009. During the year ended September 30, 2010, we collected previously written-off receivables, resulting in recoveries to bad debt and negotiated lower pricing for various services.

Costs Related to Management Transition and Exploration of Strategic Alternatives

Costs related to management transition and exploration of strategic alternatives were $0.5 million, or 1% of revenue, in the year ended September 30, 2010. These costs relate primarily to financial advisory, legal and other consulting fees associated with the exploration of strategic alternatives. There were no costs related to management transition and exploration of strategic alternatives in the year ended September 30, 2009.

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

Interest Expense and Other Income

Interest expense was $0.2 million during the year ended September 30, 2010 as compared to $0.4 million during the year ended September 30, 2009. During the year ended September 30, 2010, interest expense included $0.2 million for the write-off of unamortized deferred financing expenses and a termination fee related to our termination of our revolving credit facility in October 2009. During the year ended September 30, 2009, interest expense primarily related to drawdowns on our revolving credit facility and our mortgage, which we repaid in January 2010. Other income was $0.1 million and $0.2 million for the years ended September 30, 2010 and 2009, respectively. Other income related primarily to the collection of royalty payments from the sale of certain assets of our Genomics Collaborative division, which occurred in 2007.

Income Tax Expense

During the year ended September 30, 2010, we recorded a state tax provision of $0.1 million offset by a federal tax benefit of $0.1 million. The state tax provision related to a reserve for a state tax receivable which was under audit. The federal tax benefit is due to federal tax law changes which allowed us to amend a prior return and utilize our net operating loss carry-forwards to recover alternative minimum tax payments. We recorded a nominal tax provision during the year ended September 30, 2009.

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

Liquidity and Capital Resources

  Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in millions):

	Years Ended September 30,
	2011	2010	2009
Net cash provided by operating activities	$3.7	$10.4	$4.0
Net cash (used in) provided by investing activities	(1.6)	0.9	(0.1)
Net cash used in financing activities	(0.1)	(1.4)	(0.7)
Net increase in cash and cash equivalents	$2.0	$9.9	$3.2

As of September 30, 2011, our cash balance was $18.1 million, an increase of $2.0 million from our cash balance as of September 30, 2010. We had a current ratio, current assets to current liabilities, of 7.8 to 1 as of September 30, 2011 compared to 4.8 to 1 as of September 30, 2010. Total liabilities as of September 30, 2011 were $6.5 million compared to $9.1 million as of September 30, 2010. The total debt to equity ratio was 0.2 to 1 as of September 30, 2011 as compared to 0.3 to 1 as of September 30, 2010.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs through at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $3.7 million for the year ended September 30, 2011, as compared to cash provided by operating activities of $10.4 million for the year ended September 30, 2010. During the year ended September 30, 2011, we had net income of $2.7 million, which included non-cash charges of approximately $3.5 million, primarily related to depreciation and amortization of $1.4 million, stock-based compensation of $1.3 million and inventory write-downs of $0.7 million. Our accounts receivable decreased $0.8 million while our inventory increased $1.9 million. The decrease in accounts receivable is due to lower revenue during the year ended September 30, 2011 as compared to the year ended September 30, 2010. We have grown inventory as we have stocked additional products for our sales force to sell and in anticipation of orders from one of our large customers. Accounts payable and accrued expenses decreased $1.9 million due to the payment of September 2010 year-end accruals and our BioServices liabilities have decreased as expenses have decreased in conjunction with lower BioServices revenue.

Cash provided by operating activities was $10.4 million for the year ended September 30, 2010. During the year ended September 30, 2010, we had net income of $6.7 million, which included non-cash charges of approximately $3.2 million, primarily related to stock based compensation of $1.6 million, depreciation and amortization of $1.2 million and inventory write-downs of $0.6 million. Inventory, accrued expenses, and accounts payable increased $0.9 million, $0.9 million and $0.8 million, respectively. Inventory increased in order to meet expected upcoming demand. Accrued expenses increased primarily due to customer deposits and the deferral of revenue on our government contracts due to our indirect billing rate. The indirect billing rate applied to government contract invoices was a preliminary rate subject to government audit, and was higher than our calculated indirect billing rate for fiscal 2010. The government was in the process of reviewing our indirect billing rate calculation for fiscal 2010. We reserved the revenue in excess of our calculated indirect billing rate for fiscal 2010. Our accounts payable increased at September 30, 2010 due to the purchase of equipment as requested under our billable government contracts.

Investing Cash Flows

Cash used in investing activities was $1.6 million in the year ended September 30, 2011 as compared to cash provided by investing activities of $0.9 million in the year ended September 30, 2010. During the year ended September 30, 2011, we built additional laboratory space at our Milford facility and invested in new equipment. Of the $1.6 million of purchases, $0.7 million was purchased during fiscal 2010, but paid for during the year ended September 30, 2011. In the year ended September 30, 2010, we realized $1.3 million from the sale of our West Bridgewater facility and land and invested $0.4 million in equipment.

Financing Cash Flows

Cash used in financing activities was $0.1 million in the year ended September 30, 2011 compared to cash used in financing activities of $1.4 million in the year ended September 30, 2010. During the year ended September 30, 2011, we spent $0.2 million to obtain a loan agreement and paid $0.1 million for tax withholdings on vested restricted stock. The employee surrendered shares rather than paying the taxes in cash. This was partially offset by $0.3 million of proceeds from the exercise of stock options by employees and a former non-employee director. During the year ended September 30, 2010, we made debt payments of $1.5 million, primarily for the mortgage note which we repaid in full when we sold our West Bridgewater facility.

Off-Balance Sheet Arrangements

During the year ended September 30, 2011, we were not a party to any off-balance sheet arrangements.

Debt

As of both September 30, 2011 and September 30, 2010, we had debt of less than $0.1 million comprised of various capital leases.

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

The proceeds of the revolving credit facility may be used by us for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of our eligible accounts receivable and eligible inventory. As of September 30, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and we must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of September 30, 2011 was 3.75% per annum. As of September 30, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of September 30, 2011 was 3.75% per annum. There were no amounts outstanding as of September 30, 2011 under the term loan facility.

Critical Accounting Policies and Estimates

We have determined that for the periods covered in this annual report the following accounting policies and estimates are critical to an understanding of our financial condition and results of operations.

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

Revenue Recognition.   Revenue from the sale of products is recognized when we meet all of the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”). These criteria include:

•	evidence of an arrangement exists;

•	delivery or performance has occurred;

•	prices are fixed or determinable; and

•	collection of the resulting receivable is reasonably assured.

Signed customer purchase orders or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Trade terms for the majority of our sales contracts indicate that title and risk of loss pass from us to our customers when we ship products from our facilities, which is when revenue is recognized. Revenue is deferred until the appropriate time in situations where trade terms indicate that title and risk of loss pass from us to the customers at a later stage in the shipment process. We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. Revenue from service arrangements is recognized when the services are provided as long as all other criteria of ASC 605 are met.

Returns.   We will accept the return of goods, if prior to returning the goods, the purchaser contacts us and requests a return authorization and we approve this authorization based upon the customer clearly stating the reason for the return. We maintain an allowance for sales returns and record a decrease to revenue when we have specific knowledge of a customer complaint. The allowance for sales returns was nominal as of both September 30, 2011 and 2010.

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

A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. We provide a reserve based upon factors related to age, historical scrap rates, usability and fair market value. Our recorded inventory reserve was $1.4 million and $1.7 million as of September 30, 2011 and 2010, respectively. Should it be determined that the reserve is insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on our gross profit margin.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. We have recorded a valuation allowance of $30.3 million and $31.4 million as of September 30, 2011 and 2010, respectively, due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and negatively impacting our financial position. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting our financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

Stock-Based Compensation.   We recognize share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.3 million, $1.6 million and $1.2 million was recognized in the years ended September 30, 2011, 2010 and 2009, respectively.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our stock and restricted stock awards based on the quoted market price of our common stock. We recognize the associated compensation expense for stock options on a graded vesting method over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated to reflect actual forfeitures of unvested awards and other known events. Management believes this graded vesting methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method. We recognize the associated compensation expense for restricted stock on a straight-line method over the vesting periods of the awards, net of estimated forfeitures.

Estimating the fair value of stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price. The average expected term was calculated under the guidance of ASC Topic 718,“Compensation – Stock Compensation” (“ASC 718”), as we have limited exercise data since we reorganized in May 2007. Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this guidance on October 1, 2010. The guidance did not have an effect on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The guidance is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  We do not believe that this guidance will have a material impact on our financial position, results of operations or cash flows. We will adopt this guidance on October 1, 2011.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro forma Information for Business Combinations.  The guidance is effective for fiscal periods beginning after December 15, 2010 and clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  We do not believe that this guidance will have a material impact on our financial position, results of operations or cash flows. We will adopt this guidance on October 1, 2011.

In September 2011, the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance is effective for fiscal years beginning after December 15, 2011 (early adoption is permitted) and provides an elective option of applying qualitative factors to determine impairment as opposed to the two-step test. The option allows for the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. We did not elect this option as of September 30, 2011. We do not believe that this guidance will have a material impact on our financial position, results of operations or cash flows.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$24	$24	$—	$—	$—
Operating lease obligations	14,897	2,623	5,467	4,506	2,301
Purchase obligations	1,788	1,440	348	—	—
TOTAL	$16,709	$4,087	$5,815	$4,506	$2,301

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.   As of September 30, 2011, our only assets or liabilities subject to risks from interest rate changes was cash and cash equivalents of $18.1 million which was held by financial institutions or invested in federal government agency or government sponsored enterprise securities in order to limit the amount of credit exposure.

Foreign Currency Exchange Risk.   We do not believe that we currently have material exposure to foreign currency exchange risk because all international sales are denominated in U.S. dollars.

We were not a party to any derivative financial instruments at September 30, 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report by our independent registered public accounting firm regarding our management’s report on internal control over financial reporting because SEC rules do not require such an attestation report.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of our fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that no such changes during the fourth quarter of our fiscal year ended September 30, 2011 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Except as provided below, the information required in response to this item, including information concerning our directors and executive officers, compliance with Section 16(a) of the Exchange Act, nominations of directors and our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, and such information is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer, all vice presidents, Corporate Controller, and Director of Finance. A copy of our Code of Ethics can be accessed free of charge by visiting the “Investor Center — Corporate Governance” section of our website at www.seracare.com or by requesting a copy in writing from Gregory A. Gould, Secretary, at SeraCare’s offices. We intend to disclose any changes in, or waivers from, our Code of Ethics by posting such information on our website or by filing a Form 8-K.

A copy of our Corporate Governance Guidelines may also be accessed free of charge by visiting our website at www.seracare.com and going to the “Investor Center — Corporate Governance” section or by requesting a copy from Gregory A. Gould, Secretary at SeraCare’s offices.

Item 11.	EXECUTIVE COMPENSATION

The information required in response to this item, including information concerning our executive compensation, compensation committee interlocks and insider participation, and our compensation committee report, will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item, including information concerning our equity compensation plans and security ownership of certain beneficial owners and management, will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, and as such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item, including information concerning certain relationships and related transactions and director independence, will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item, including information concerning our principal accounting fees and services and the audit committee’s pre-approval policies, will appear in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, and such information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements filed with this Annual Report on Form 10-K are listed in the index to the financial statements, which appears on page F-1.

(b)	The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2	First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3	Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4	Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1
3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1
4.1	Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10.1.1	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.1
10.1.2	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.2
10.1.3	Restricted Stock Agreement dated as of December 8, 2010 by and between SeraCare Life Sciences, Inc. and Susan L.N. Vogt *	10-Q	2/11/11	10.3
10.1.4	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.3
10.1.5	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.4
10.1.6	Restricted Stock Agreement dated as of December 8, 2010 by and between SeraCare Life Sciences, Inc. and Gregory A. Gould *	10-Q	2/11/11	10.4
10.1.7	Employment Agreement, dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	2/1/08	10.1
10.1.8	Amendment dated December 31, 2008 to the Employment Agreement dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.3
10.1.9	Amendment dated March 30, 2009 to the Employment Agreement dated February 1, 2008 and amended December 31, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.4
10.1.10	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	10-K	11/19/09	10.1.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1.11	Offer Letter, dated September 1, 2004, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	S-1	6/19/08	10.1.4
10.1.12	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	10-K	11/19/09	10.1.10
10.1.13	Severance Agreement dated as of December 31, 2010 by and between SeraCare Life Sciences, Inc. and William J. Smutny.*	8-K	1/13/11	10.1
10.1.14	Offer letter dated January 28, 2011 for John J. O’Connor II*	10-Q	5/12/11	10.1
10.2.1	Amended and Restated 2001 Stock Incentive Plan, as amended.*	10-K	11/19/09	10.2.1
10.2.2	2009 Equity Incentive Plan.*	S-8	3/13/09	4.1
10.2.3	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended .*	8-K	5/21/07	99.2
10.2.4	Form of Incentive Stock Option Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended.*	8-K	5/21/07	99.3
10.2.5	Form of Restricted Stock Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended. *	10-Q	2/11/11	10.1
10.2.6	Form of Restricted Stock Agreement under the 2009 Equity Incentive Plan. *	10-Q	2/11/11	10.2
10.2.7	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan .*				X
10.3.1	SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-K	11/19/09	10.3.4
10.3.2	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-Q	8/11/10	10.2
10.3.3	SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program.*	10-K	12/01/10	10.3.6
10.3.4	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program.*	10-Q	7/26/11	10.1
10.3.5	SeraCare Life Sciences, Inc. Fiscal 2012 Director Compensation Program.*				X
10.4	SeraCare Life Sciences, Inc. Management Incentive Program.*	10-K	1/31/08	10.4
10.5	Award/Contract No. HHSN261200655000C, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6	Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infectious Diseases, National Institutes of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7	Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8	Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.1
10.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.2
10.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.3
10.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.	10-K	1/31/08	10.8.4
10.9	Assignment of Lease, dated September 14, 2004, between SeraCare Life Sciences, Inc. and BBI-Biotech Research Laboratories, Inc.	10-K	12/01/10	10.9
10.10	Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3
10.11	Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12	Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13	Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14	Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15	$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8
10.16	Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
10.17	Amendment to Promissory Note, Loan Agreement, Mortgage and Loan Documents and Assumption and Loan Modification Agreement, dated July 31, 2009, by and between Commerce Bank & Trust Company and SeraCare Life Sciences, Inc.	8-K	8/3/09	10.1
10.18	Loan Agreement dated as of December 30, 2010 by and among SeraCare Life Sciences, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Middlesex Savings Bank, as letter of credit issuer and administrative agent.	8-K	1/6/11	10.1
10.19	Security Agreement dated as of December 30, 2010 by and among SeraCare Life Sciences, Inc., as borrower, the guarantors from time to time party thereto, and Middlesex Savings Bank, as administrative agent.	8-K	1/6/11	10.2
10.20	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 10, 2005 by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	12/01/10	10.18

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.20.1	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 18, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.18
10.20.2	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 23, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.19
10.20.3	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 16, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	4/29/10	10.20
10.20.4	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of June 4, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	8/11/10	10.1
10.21	Award/Contract No. HHSN2682011000031C, dated April 27, 2011, by and among SeraCare Life Sciences, Inc. and National Institutes of Health – National Heart, Lung and Blood Institute.	8-K	5/2/11	10.1
10.22	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of July 1, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.	10-Q	7/26/11	10.3
10.23	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of September 8, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.				X
10.24	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of October 1, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.				X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
23.1	Consent of BDO USA, LLP				X
23.2	Consent of Mayer Hoffman McCann P.C.				X
31.1	Sarbanes-Oxley Act Section 302 Certification of Interim Chief Executive Officer.				X
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.				X
32.1	Sarbanes-Oxley Act Section 906 Certification of Interim Chief Executive Officer and Chief Financial Officer.				X
101
Interactive Data Files regarding (a) our Balance Sheets as of September 30, 2011 and September 30, 2010, (b) our Statements of Operations for the Years Ended September 30, 2011, 2010 and 2009, (c) our Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009 and (d) the Notes to such Financial Statements.
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
Gregory A. Gould
Interim President and Chief Executive Officer and Chief Financial Officer
November 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory A. Gould Gregory A. Gould	Interim President and Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	November 21, 2011
/s/ Joseph M. Nemmers Joseph M. Nemmers	Chairman	November 21, 2011
/s/ E. Kevin Hrusovsky E. Kevin Hrusovsky	Director	November 21, 2011
/s/ Sarah L. Murphy Sarah L. Murphy	Director	November 21, 2011
/s/ Jill Tillman Jill Tillman	Director	November 21, 2011

SERACARE LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheet of SeraCare Life Sciences, Inc. as of September 30, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2011 and the results of its operations and its cash flows for the year ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ BDO USA, LLP
Boston, Massachusetts
November 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of SeraCare Life Sciences, Inc.:

We have audited the accompanying balance sheet of SeraCare Life Sciences, Inc. as of September 30, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeraCare Life Sciences, Inc. as of September 30, 2010 and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C
Plymouth Meeting, Pennsylvania
December 1, 2010

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS

	As of September 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$18,106,164	$16,074,915
Accounts receivable, less allowance for doubtful accounts of $180,000 and $40,000 as of September 30, 2011 and 2010, respectively	6,339,422	7,288,133
Taxes receivable	4,058	118,486
Inventory	10,163,407	9,028,809
Prepaid expenses and other current assets	127,021	333,191
Total current assets	34,740,072	32,843,534
Property and equipment, net	5,669,065	5,970,179
Goodwill	4,284,979	4,284,979
Other assets	384,086	526,810
Total assets	$45,078,202	$43,625,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,035,058	$2,787,855
Accrued expenses	2,384,301	4,041,172
Current portion of long-term debt	23,525	55,994
Total current liabilities	4,442,884	6,885,021
Long-term debt	—	21,970
Other liabilities	2,030,943	2,216,916
Total liabilities	6,473,827	9,123,907
Commitments and contingencies
Stockholders’ equity
Preferred stock — $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011 and 2010	—	—
Common stock — $.001 par value, 35,000,000 shares authorized, 19,069,678 and 18,853,584 shares issued and outstanding as of September 30, 2011 and 2010, respectively	19,070	18,853
Additional paid-in capital	105,786,650	104,351,093
Retained earnings (deficit)	(67,201,345)	(69,868,351)
Total stockholders’ equity	38,604,375	34,501,595
Total liabilities and stockholders’ equity	$45,078,202	$43,625,502

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010	2009
Revenue	$43,484,232	$50,380,140	$44,434,171
Cost of revenue	26,741,332	29,594,419	28,989,764
Gross profit	16,742,900	20,785,721	15,444,407
Research and development expense	1,276,944	777,068	1,122,077
Selling, general and administrative expenses	12,284,315	12,671,970	13,714,119
Impairment of goodwill	—	—	15,091,099
Loss related to assets held for sale	—	—	650,000
Costs related to management transition and exploration of strategic alternatives	1,438,480	488,780	—
Reorganization items	(846,094)	—	—
Operating income (loss)	2,589,255	6,847,903	(15,132,888)
Interest expense	(60,815)	(234,745)	(380,128)
Other income, net	23,002	99,493	183,256
Income (loss) before income taxes	2,551,442	6,712,651	(15,329,760)
Income tax (benefit) expense	(115,564)	7,900	49,435
Net income (loss)	$2,667,006	$6,704,751	$(15,379,195)
Earnings (loss) per common share
Basic	$0.14	$0.36	$(0.83)
Diluted	$0.14	$0.35	$(0.83)
Weighted average shares outstanding
Basic	18,934,189	18,817,478	18,598,844
Diluted	19,295,183	19,108,186	18,598,844

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (deficit)	Total Amount
	Shares	Amount
Balance, September 30, 2008	18,565,580	$18,566	$101,585,566	$(61,193,907)	$40,410,225
Net loss	—	—	—	(15,379,195)	(15,379,195)
Stock issued under stock plan	87,402	87	96,407	—	96,494
Stock-based compensation expense	—	—	1,066,414	—	1,066,414
Balance, September 30, 2009	18,652,982	18,653	102,748,387	(76,573,102)	26,193,938
Net income	—	—	—	6,704,751	6,704,751
Exercise of options	8,664	9	10,821	—	10,830
Stock issued under stock plan	191,938	191	592,142	—	592,333
Stock-based compensation expense	—	—	999,743	—	999,743
Balance, September 30, 2010	18,853,584	18,853	104,351,093	(69,868,351)	34,501,595
Net income	—	—	—	2,667,006	2,667,006
Exercise of options	141,856	142	279,259	—	279,401
Stock issued under stock plan	19,638	20	76,434	—	76,454
Stock-based compensation expense	—	—	1,181,518	—	1,181,518
Vesting of restricted stock (net of shares withheld for taxes)	54,600	55	(101,654)	—	(101,599)
Balance, September 30, 2011	19,069,678	$19,070	$105,786,650	$(67,201,345)	$38,604,375

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,667,006	$6,704,751	$(15,379,195)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,228,976	1,064,131	1,264,378
Amortization of deferred financing expenses	135,393	142,733	182,560
Bad debt expense (recoveries), net	146,834	(147,115)	53,424
Write-down of inventory	727,994	559,719	790,490
Impairment of goodwill	—	—	15,091,099
Loss related to assets held for sale	—	—	650,000
Loss on disposal of property and equipment	9,599	1,000	12,063
Gain on disposition of certain assets of Genomics Collaborative division	(40,000)	(80,000)	(176,162)
Stock-based compensation	1,257,972	1,592,076	1,162,908
(Increase) decrease from changes:
Accounts receivable	801,877	38,928	(693,301)
Taxes receivable	114,428	138,919	231,442
Inventory	(1,862,592)	(881,591)	2,656,464
Prepaid expenses and other current assets	206,170	(177,658)	25,607
Other assets	217,943	(165,537)	(48,225)
Increase (decrease) from changes:
Accounts payable	(72,899)	787,698	(1,446,531)
Accrued expenses	(1,842,844)	852,472	(415,490)
Net cash provided by operating activities	3,695,857	10,430,526	3,961,531
Cash flows from investing activities:
Purchases of property and equipment	(1,617,359)	(413,823)	(721,159)
Proceeds from the sale of assets held for sale, net	—	1,264,330	—
Proceeds from landlord for leasehold improvements	—	—	483,266
Proceeds from the disposition of certain assets of Genomics Collaborative division	40,000	80,000	176,162
Proceeds from the disposal of property and equipment	—	—	12,000
Net cash (used in) provided by investing activities	(1,577,359)	930,507	(49,731)
Cash flows from financing activities:
Repayments of long-term debt	(54,439)	(1,466,344)	(662,770)
Proceeds from revolving credit facility	—	—	19,700,000
Repayments of revolving credit facility	—	—	(19,700,000)
Deferred financing expenses	(210,612)	—	(25,500)
Payments of tax withholdings for vested restricted stock	(101,599)	—	—
Proceeds from exercise of options	279,401	10,830	—
Net cash used in financing activities	(87,249)	(1,455,514)	(688,270)
Net increase in cash and cash equivalents	2,031,249	9,905,519	3,223,530
Cash and cash equivalents, beginning of year	16,074,915	6,169,396	2,945,866
Cash and cash equivalents, end of year	$18,106,164	$16,074,915	$6,169,396
Supplemental disclosure of cash flow information:
(a) Cash paid for:
Interest	$9,347	$103,408	$199,897
Federal income taxes	$—	$6,000	$—
State income taxes	$13,202	$8,103	$67,884
(b) Cash received for:
Federal income taxes	$7,718	$136,476	$230,552
State income taxes	$225,876	$—	$6,690
(c) Non-cash items disclosure:
Stock issued for director and officer services	$76,454	$592,333	$96,494
Capital lease agreements	$—	$—	$108,644

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Background

SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”), a Delaware corporation, serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. SeraCare’s operations are based in Milford, Massachusetts, with satellite operations in Frederick, Maryland and Gaithersburg, Maryland. The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic (“IVD”) manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials and intermediates used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biorepository services, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry.

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

2. Summary of Significant Accounting Policies

Basis of Presentation.  A certain reclassification was made to prior year amounts to conform with the current year presentation. Specifically, the Company has reclassified fiscal 2010 costs related to exploring strategic alternatives previously reported as selling, general and administrative expenses to costs related to managment transition and exploration of strategic alternatives.

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

Revenue Recognition.   Revenue from the sale of products is recognized when the Company meets all of the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). These criteria include:

•	evidence of an arrangement exists;

•	delivery or performance has occurred;

•	prices are fixed or determinable; and

•	collection of the resulting receivable is reasonably assured.

Signed customer purchase orders or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Trade terms for the majority of our sales contracts indicate that title and risk of loss pass from us to our customers when we ship products from our facilities, which is when revenue is recognized. Revenue is deferred until the appropriate time in situations where trade terms indicate that title and risk of loss pass from us to the customers at a later stage in the shipment process. We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. Revenue from service arrangements is recognized when the services are provided as long as all other criteria of ASC 605 are met.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Returns.   The Company will accept the return of goods, if prior to returning the goods, the purchaser contacts the Company and requests a return authorization and we approve this authorization based upon the customer clearly stating the reason for the return. The Company maintains an allowance for sales returns and records a decrease to revenue when it has specific knowledge of a customer complaint. The allowance for sales returns was nominal as of both September 30, 2011 and 2010.

Shipping and Handling Costs.   Shipping and handling billed to customers is recorded as revenue and shipping and handling costs are included in cost of revenue in the accompanying statements of operations.

Advertising.   Advertising costs are expensed as incurred. Advertising expenses were nominal during each of the years ended September 30, 2011 and 2010 and were $0.1 million during the year ended September 30, 2009.

Cash and Cash Equivalents.   The Company places its cash with financial institutions or invests in federal government agency or government sponsored enterprise securities in order to limit the amount of credit exposure. As of September 30, 2011, the Company maintained substantially all of its cash at one financial institution. The cash balance at this financial institution exceeds federally insured limits. As of September 30, 2011, cash equivalents consisted of investments in overnight repurchase agreements collateralized by federal government agency or government sponsored enterprise securities. All cash equivalents were highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments.   Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Long-term debt consists of financial liabilities with carrying values that approximate fair value due to the recent incurrence of these obligations.

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

	As of September 30,
	2011	2010	2009
Balance at beginning of the year	$40,000	$195,000	$170,000
Bad debt expense (recoveries), net	146,834	(147,115)	53,424
Write-offs	(6,834)	(7,885)	(28,424)
Balance at end of the year	$180,000	$40,000	$195,000

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

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

A provision has been made to reduce excess and not readily marketable inventories to their estimated net realizable value. We provide a reserve based upon factors related to age, historical scrap rates, usability and fair market value. The Company’s recorded inventory reserve was $1.4 million and $1.7 million as of September 30, 2011 and 2010, respectively. Should it be determined that the reserve is insufficient, we would be required to record additional inventory write-downs, which would have a negative impact on our gross profit margin. The following table presents changes in our inventory reserve.

	As of September 30,
	2011	2010	2009
Balance at beginning of the year	$(1,717,819)	$(2,789,945)	$(3,503,551)
Write-down of inventory	(727,994)	(559,719)	(790,490)
Release of reserves	1,075,264	1,631,845	1,504,096
Balance at end of the year	$(1,370,549)	$(1,717,819)	$(2,789,945)

Long-Lived Assets.   The Company assesses the impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. The Company’s judgments related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of the Company’s long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and decrease the carrying value of these assets.

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

Other intangible assets consist primarily of various identifiable intangible assets, the values of which are assigned as part of the allocation of the purchase price of assets acquired in business combinations. In this process, values are assigned to contracts, customer relationships, technology and trademarks using various valuation techniques including the present value of expected future cash flows. The intangible assets are amortized over their expected useful lives. As of September 30, 2011 and 2010, the gross cost of these assets was $1.2 million and was fully amortized. There was no amortization expense during the years ended September 30, 2011 or 2010. Amortization expense for the year ended September 30, 2009 was $0.2 million.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded in connection with the deferred tax assets. The Company has recorded a valuation allowance of $30.3 million and $31.4 million as of September 30, 2011 and 2010, respectively, due to uncertainties related to the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which SeraCare operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted. Should realization of these deferred assets previously reserved occur, the provision for income tax would decrease, raising income and positively impacting SeraCare’s financial position. In addition, any interest and penalties assessed by the taxing authorities are recorded as selling, general and administrative expense.

Earnings Per Share.   Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options and restricted stock) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred Financing Costs.   The Company capitalizes costs directly related to debt financing and amortizes such costs over the term of the financing. These costs are being amortized using the straight-line method. Deferred financing costs amortized to interest expense for the years ended September 30, 2011, 2010 and 2009 was approximately $0.1 million, $0.1 million and $0.2 million, respectively.

Stock-Based Compensation.   The Company recognizes share-based payments to employees and directors as compensation expense using a fair value-based method in the results of operations. Compensation expense of $1.3 million, $1.6 million and $1.2 million was recognized in the years ended September 30, 2011, 2010 and 2009, respectively.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of the Company’s stock options using the Black-Scholes option-pricing model and the fair value of the Company’s stock and restricted stock awards based on the quoted market price of the Company’s common stock. The Company recognizes the associated compensation expense for stock options on a graded vesting method over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated to reflect actual forfeitures of unvested awards and other known events. Management believes this graded vesting methodology is a truer reflection of the expenses incurred for the options granted than the alternative straight-line method. The Company recognizes the associated compensation expense for restricted stock on a straight-line method over the vesting periods of the awards, net of estimated forfeitures.

Estimating the fair value of stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price. The average expected term was calculated under the guidance of ASC Topic 718, Compensation - Stock Compensation ("ASC 718") as the Company has limited exercise data since the Company reorganized in May 2007. Expected dividends are estimated based on the Company’s dividend history as well as the Company’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated at least on an annual basis or when there is a significant change in circumstances that could affect these assumptions.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this guidance on October 1, 2010. The guidance did not have an effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The guidance is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The Company does not believe that this guidance will have a material impact on the financial position, results of operations or cash flows of the Company. The Company will adopt this guidance on October 1, 2011.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro forma Information for Business Combinations.  The guidance is effective for fiscal periods beginning after December 15, 2010 and clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The Company does not believe that this guidance will have a material impact on the financial position, results of operations or cash flows of the Company. The Company will adopt this guidance on October 1, 2011.

In September 2011, the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance is effective for fiscal years beginning after December 15, 2011(early adoption is permitted) and provides an elective option of applying qualitative factors to determine impairment as opposed to the two-step test. The option allows for the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. The Company did not elect this option as of September 30, 2011. The Company does not believe that this guidance will have a material impact on the financial position, results of operations or cash flows of the Company.

3. Costs Related to Management Transition and Exploration of Strategic Alternatives

During the fiscal year ended September 30, 2011, the Company’s board of directors announced steps taken to improve the performance of the Company, including the termination of the employment of the Company’s Chief Executive Officer on July 25, 2011. The board of directors also retained Lazard Freres & Co. LLC to provide advisory services, including assistance with the exploration of strategic alternatives. For the year ended September 30, 2011 total costs related to this management transition and the exploration of strategic alternatives were $1.4 million, which related primarily to severance payments and related stock-based compensation. Under the terms of the Chief Executive Officer’s employment agreement, she received a lump-sum payment of one year’s salary and is entitled to receive medical insurance for up to one year after her 30-day notice period and reimbursement for amounts expended for executive outplacement services up to $50,000.  The Company also paid her an additional 30-days’ salary and benefits in lieu of notice. The total of the above severance payments was $0.5 million. Finally, 116,667 shares subject to option awards and 80,000 shares subject to a restricted stock award held by her became fully vested and have an associated compensation expense in the amount of $0.4 million. The total amount of $0.9 million related to severance and stock-based compensation was expensed during the fourth quarter of fiscal 2011.

The Company also terminated the employment of the vice president of business development on July 25, 2011 and incurred severance costs of approximately $0.1 million during the fourth quarter of fiscal 2011.

Costs related to the exploration of strategic alternatives for the years ended September 30, 2011 and 2010 were $0.4 million and $0.5 million, respectively. There were no costs related to the exploration of strategic alternatives for the year ended September 30, 2009.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS
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

Pursuant to the settlement, $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain directors and officers who served at the Company in fiscal 2005. During the year ended September 30, 2011, the Company was informed that the escrow funds were not entirely used and the Company was refunded $0.9 million, inclusive of interest. There were no reorganization items during the fiscal years ended September 30, 2010 or 2009.

5. Inventory

Inventory consists of the following:

	As of September 30,
	2011	2010
Raw materials and supplies	$1,323,338	$1,251,965
Work-in process	1,117,682	879,686
Finished goods	9,092,936	8,614,977
Gross inventory	11,533,956	10,746,628
Reserve for obsolete inventory	(1,370,549)	(1,717,819)
Net inventory	$10,163,407	$9,028,809

6. Property and Equipment

Property and equipment consist of the following:

	As of September 30,
	2011	2010
Furniture and equipment	$4,522,126	$4,283,648
Computer equipment and software	925,065	886,447
Construction in progress	58,871	183,001
Leasehold improvements	6,441,288	5,790,755
	11,947,350	11,143,851
Less: accumulated depreciation and amortization	(6,278,285)	(5,173,672)
Property and equipment, net	$5,669,065	$5,970,179

Depreciation expense, including amortization of property under capital leases, was $1.2 million, $1.1 million and $1.1 million for the years ended September 30, 2011, 2010 and 2009, respectively. During the year ended September 30, 2010, the Company purchased $0.7 million of equipment which was paid for during fiscal 2011.

7. Loss Related to Assets Held For Sale

On October 1, 2007, the Company signed a lease agreement which enabled it to consolidate all of its Massachusetts operations into its Milford facility during the year ended September 30, 2008. As a result, the Company began marketing the West Bridgewater facility and land for sale. Due to a softening in the real estate market, the Company recorded a loss of $0.7 million during the year ended September 30, 2009 related to an impairment to write-down the assets to their fair value less costs to sell. The Company sold these assets for $1.4 million ($1.3 million net of selling expenses) during the year ended September 30, 2010.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

8. Goodwill

The Company performed its annual impairment test of goodwill as of March 31, 2011 and concluded that no impairment was required.

During the first half of the year ended September 30, 2009, the financial markets and the Company’s stock price declined and the Company revised its future cash flow projections as revenue was lower than expected due to the economic downturn. As a result, during the year ended September 30, 2009, the Company recorded an impairment charge to goodwill in the amount of $15.1 million which related to its Diagnostic & Biopharmaceutical Products segment. This represented the entire balance of goodwill related to the Diagnostic & Biopharmaceutical Products segment. The Company determined the fair value of this segment under various methodologies including performing a discounted cash flow analysis as well as allocating the Company’s market capitalization to each segment according to revenue. Total gross goodwill related to the Diagnostic & Biopharmaceutical Products segment is $36.5 million, all of which has been impaired, resulting in accumulated impairment losses of $36.5 million. Using a discounted cash flow model requires a number of assumptions about future cash flows and related costs necessary to generate such estimated cash flows. Using what management believed were reasonable assumptions based on the best information available as of the testing date, the value of the BioServices segment was found to be in excess of its carrying value, and therefore the related goodwill was not impaired. The remaining goodwill of $4.3 million relates to the BioServices segment. There was no impairment charge associated with the BioServices segment, resulting in no accumulated impairment losses, as it is service driven and has fewer assigned assets which have a lower carrying amount as compared to the Diagnostic & Biopharmaceutical Products segment which requires more assets to manufacture and sell products.

The Company will continue to test goodwill for impairment as part of its annual impairment testing and as events occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

9. Long-Term Debt

Long-term debt consists of the following:

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

	As of September 30,
	2011	2010
Total debt – consisting of capital leases	$23,525	$77,964
Less current portion	(23,525)	(55,994)
Total long-term debt	$—	$21,970

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

The proceeds of the revolving credit facility may be used by the Company for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of the Company’s eligible accounts receivable and eligible inventory. As of September 30, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and the Company must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of September 30, 2011 was 3.75% per annum. As of September 30, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of September 30, 2011 was 3.75% per annum. There were no amounts outstanding as of September 30, 2011 under the term loan facility.

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

The Loan Agreement contains various customary representations, financial and non-financial covenants, and events of defaults. The covenants include, among others: restrictions on the existence or incurrence of indebtedness; restrictions on the existence or incurrence of liens; restrictions on mergers, acquisitions and dispositions of assets; restrictions on the payment of dividends and distributions on Company stock, on repurchases of Company stock, and on other restricted payments; restrictions on the making of investments; and a maximum consolidated senior leverage ratio and a minimum consolidated debt service coverage ratio.  As of September 30, 2011, the Company is in compliance with its covenants.  Upon the occurrence of an event of default (subject in some cases to certain grace periods and cure rights of the Company), the lenders may accelerate the payment of the loans and/or terminate their commitments to lend, in addition to exercising other legal remedies, including foreclosing on the collateral for the loans.

Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets.

During the year ended September 30, 2011, the Company capitalized $0.2 million of costs directly related to the Loan Agreement. These costs are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method.

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

GE Capital Credit and Security Agreement

In June 2007, the Company entered into a three-year Credit and Security Agreement, dated as of June 4, 2007, with Merrill Lynch Capital (now GE Capital) pursuant to which a $10.0 million revolving credit facility was made available to the Company. During the year ended September 30, 2010, the Company terminated the Credit and Security Agreement and paid a $0.1 million termination fee to GE Capital which was charged to interest expense. In addition, the Company had $0.1 million of unamortized deferred financing expenses related to the Credit and Security Agreement that were charged to interest expense during the year ended September 30, 2010.

10. Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.

Purchase Commitments and Suppliers

At September 30, 2011 the Company was obligated to make purchases in the amount of $1.4 million and $0.4 million during fiscal 2012 and 2013, respectively. These purchase obligations are for inventory purchases.

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

During the years ended September 30, 2011, 2010 and 2009, revenue derived from government agencies was $8.6 million, or 20% of revenue, $13.0 million, or 26% of revenue, and $9.6 million, or 22% of revenue, respectively. NIH is our largest government customer.

For the year ended September 30, 2011, three customers, NIH, Roche Molecular Systems and Siemens Healthcare Diagnostics, accounted for 18%, 11% and 10% of revenue, respectively, for a total of 39% of revenue. As of September 30, 2011, NIH, Siemens Healthcare Diagnostics and Roche Molecular Systems accounted for 24%, 11% and 9% of accounts receivable, respectively, for a total of 44% of accounts receivable. For the year ended September 30,2010, three customers, NIH, Roche Molecular Systems and Siemens Healthcare Diagnostics, accounted for 21%, 14% and 7% of revenue, respectively, for a total of 42% of revenue. As of September 30, 2010, NIH, Roche Molecular Systems and Siemens Healthcare Diagnostics accounted for 36%, 7% and 2% of accounts receivable, respectively, for a total of 45% of accounts receivable. For the year ended September 30, 2009, two customers, NIH and Roche Molecular Systems, accounted for 15% and 13% of revenue, respectively, for a total of 28% of revenue.

Information regarding the Company’s geographical concentration of revenue is as follows:

	Year Ended September 30,
	2011	2010	2009
United States	$33,371,232	$40,363,020	$35,564,548
Europe	7,177,453	7,328,771	6,431,786
Asia	1,664,984	1,621,444	1,413,744
Other	1,270,563	1,066,905	1,024,093
Total	$43,484,232	$50,380,140	$44,434,171

During the years ended September 2011, 2010 and 2009, no country other than the United States accounted for more than 10% of our revenue.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2010, SeraCare executed an exclusive license agreement which provides the know-how to manufacture certain genetic controls. SeraCare has royalty obligations under this agreement. The Company expensed $0.1 million in total under this agreement on net sales generated during each of the fiscal years ended September 30, 2011 and 2010.

As of September 30, 2011, SeraCare has two non-exclusive licensing agreements with the NIH. These agreements provide SeraCare with access to certain NIH cell lines that are used in the manufacture of certain bulk, control or panel products. SeraCare has royalty obligations under each of these agreements. The Company had royalty expenses of less than $0.1 million to the NIH under the two agreements on net sales generated during each of the fiscal years ended September 30, 2011, 2010 and 2009.

SeraCare also has a non-exclusive licensing agreement with EMD Millipore, the life science division of Merck KGaA (“Millipore”) under which Millipore pays for the use of hybridoma cell lines that are proprietary to SeraCare. The cell lines generate monoclonal antibodies used in Millipore’s products. Under the agreement, Millipore is obligated to pay SeraCare 30% of net sales generated by related products. The Company received $0.1 million from Millipore under this agreement during each of the fiscal years ended September 30, 2011, 2010 and 2009.

11. Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing space in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. The lease may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The Milford facility houses SeraCare’s entire Massachusetts operations, including the Company’s corporate headquarters. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of September 30, 2011 and September 30, 2010, the total deferred lease liability for this facility was $1.3 million and $1.4 million, respectively.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire in July 2015 and October 2017, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During fiscal 2009, our landlord reimbursed the Company $0.4 million for leasehold improvements at our Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both September 30, 2011 and September 30, 2010, the total deferred lease liability for both facilities was $1.0 million. The Company also leases various equipment under capital leases.

A summary of the deferred lease liabilities is as follows:

	As of September 30,
	2011	2010
Current deferred lease liabilities	$242,390	$202,153
Long-term deferred lease liabilities	2,030,943	2,216,916
Total deferred lease liabilities	$2,273,333	$2,419,069

During the year ended September 30, 2009, the Company entered into two 36-month capital leases for computer hardware and a truck. On April 3, 2007, the Company entered into a 60-month capital lease for testing equipment. As of both September 30, 2011 and 2010, the Company had equipment related to capital leases of $0.2 million and accumulated amortization was $0.1 million.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Future minimum rental obligations under the aforementioned lease agreements are as follows:

	Capital Leases	Operating Leases	Total Leases
Fiscal years ended September 30,
2012	$24,361	$2,622,987	$2,647,348
2013	—	2,691,708	2,691,708
2014	—	2,775,787	2,775,787
2015	—	2,675,858	2,675,858
2016	—	1,829,374	1,829,374
Thereafter	—	2,301,115	2,301,115
Total minimum lease payments	24,361	$14,896,829	$14,921,190
Less: amounts representing interest	(836)
Present value of future minimum capital lease payments	$23,525

Rent expense amounted to $2.9 million for each of the years ending September 30, 2011, 2010 and 2009. Rent expense is recognized on a straight-line basis over the term of the lease agreement.

12. Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended September 30,
	2011	2010	2009
Current (credit) provision:
Federal	$(7,718)	$(101,269)	$(29,207)
State	(107,846)	109,169	78,642
Total current (credit) provision	(115,564)	7,900	49,435
Deferred tax provision (benefit):
Federal	269,010	2,407,694	(4,143,135)
State	847,319	(155,765)	(3,054,990)
Total deferred provision (credit)	1,116,329	2,251,929	(7,198,125)

Total provision (credit)	1,000,765	2,259,829	(7,148,690)
(Decrease) increase in valuation allowance	(1,116,329)	(2,251,929)	7,198,125
Total income tax (benefit) expense	$(115,564)	$7,900	$49,435

The provision for income taxes based on income before taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended September 30,
	2011	2010	2009
Computed provision for taxes	34.0%	34.0%	34.0%
Escrow release and other permanent differences	(10.4)%	—%	—%
State taxes	3.9%	6.2%	3.7%
Other, net	(1.8)%	(1.4)%	(0.1)%
Prior year over accrual	(5.6)%	(5.1)%	—%
Expiring net operating losses	19.2%	—%	—%
Change in valuation allowance	(43.8)%	(33.5)%	(38.0)%
Total provision, net of valuation allowance	(4.5)%	0.2%	(0.4)%

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

	As of September 30,
	2011	2010	2009
Net operating loss carryforwards:
Federal	$41,977,678	$42,220,000	$44,843,000
State	$37,038,257	$40,803,000	$40,805,000

	As of September 30,
	2011	2010	2009
Deferred tax assets:
Fixed assets	$801,806	$619,334	$630,629
Intangible assets	4,495,366	5,283,228	5,982,926
Reserves/Accruals/Prepaids	1,245,767	1,018,174	1,134,402
Net operating loss carryforwards	16,230,698	16,776,574	17,528,167
Tax credits	3,325,466	3,325,465	3,412,204
Inventory reserve	1,322,669	1,773,322	2,772,861
Stock-based compensation	2,828,743	2,570,747	2,157,584
Gross deferred tax assets	30,250,515	31,366,844	33,618,773
Less: valuation allowances	(30,250,515)	(31,366,844)	(33,618,773)
Net deferred tax asset	$—	$—	$—

Deferred tax assets as of September 30, 2011, 2010 and 2009 relate primarily to federal and state net operating loss carryforwards. Federal net operating losses do not begin to expire until 2024. The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Because management does not believe that it is more likely than not that the deferred tax assets will be realized, a full valuation allowance has been established.

During the year ended September 30, 2011, we recorded a tax benefit of $0.1 million related to the collection of a state tax refund which was under audit by the state of California. During the year ended September 30, 2010, the Company recorded a state tax provision of $0.1 million offset by a federal tax benefit of $0.1 million. The state tax provision related to a reserve for a state tax receivable which was under audit. The federal tax benefit is due to federal tax law changes which allowed the Company to amend a prior return and utilize net operating loss carry-forwards to recover alternative minimum tax payments. Tax expense for the year ended September 30, 2009 related to non-income measure taxes at the state level offset by a federal benefit that resulted from amending previously filed federal tax returns.

The Company files a U.S. federal income tax return as well as various state income tax returns. The Company is no longer subject to tax examinations for years ending before September 30, 2008, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before such time. At September 30, 2011, the Company had no unrecognized tax benefits that could impact its effective tax rate in future periods. Additionally, the Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as selling, general and administrative expense.

13. Stockholders’ Equity

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

During fiscal 2011, employees exercised 69,664 stock options, the non-employee directors exercised 72,192 stock options and the non-employee directors were issued a total of 19,638 shares of the Company’s common stock. In addition, 80,000 shares of restricted stock vested.

As of September 30, 2011, the total number of shares outstanding was 19,069,678.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

14. Stock-Based Compensation Plans

SeraCare currently has two share-based compensation plans (collectively, the “Plans”). The Company’s Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”) provides for the issuance of up to 1,800,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the Plan. These include non-qualified stock options, incentive stock options, restricted stock, stock units, stock bonuses, dividend equivalents, deferred payment rights and other awards. Incentive stock options covering up to 1,000,000 shares may be granted under the 2001 Plan.

On February 11, 2009, the Company’s shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides for the issuance of up to 1,500,000 shares of common stock pursuant to awards granted under the 2009 Plan, including up to 1,500,000 incentive stock options. These awards include stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards or any awards that are convertible into or otherwise based on stock.

Stock and Stock Options

Historically, stock options vest ratably over three years. The maximum term of stock options is ten years. Options that are granted to Board members generally vest over one year on a quarterly basis or immediately upon grant. As of September 30, 2010, options to purchase 1,797,294 shares of common stock remained outstanding under the Plans. As of September 30, 2011, 440,117 shares of common stock remain available for future grant under the Plans. Options covering 362,012 shares of common stock have been exercised under the Plans. During fiscal 2011, options to purchase 106,040 shares of common stock were issued to the non-employee members of the board of directors under the 2009 Plan. In addition, 19,638 shares of common stock were issued to the non-employee directors. During fiscal 2011, options to purchase 172,666 shares of common stock expired and options to purchase 87,871 shares of common stock were forfeited. During fiscal 2011, 141,856 stock options were exercised. As of September 30, 2011, options to purchase 1,500,941 shares of common stock remained outstanding under the Plans, of which 1,190,010 were exercisable.

Options Granted Outside of the Plans

As of September 30, 2010, options to purchase 700,000 shares of common stock were issued outside the Plans. During fiscal 2011, there was no activity outside of the Plans. As of September 30, 2011, options to purchase 700,000 shares were outstanding, all of which were exercisable. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. Of these 700,000 options, 450,000 were granted to the Company’s former Chief Executive Officer and expire on August 26, 2012.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of the Company’s options as of September 30, 2011 and changes during the year then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted-average remaining contractual term (In years)	Aggregate intrinsic value
Outstanding September 30, 2010	2,497,294	$4.16
Granted	106,040	$3.86
Exercised	(141,856)	$1.97
Expired	(172,666)	$5.66
Forfeited	(87,871)	$2.31
Outstanding September 30, 2011	2,200,941	$4.24	1.80	$702,888
Exercisable at September 30, 2011	1,890,010	$4.51	1.63	$570,379

The Company’s stock price closed at $2.84 on September 30, 2011. Intrinsic value for stock options is defined as the difference between the current market value of the stock and the exercise price. The intrinsic value represents the value that would have been received by the option holders had the option holders exercised all of their options as of that date.

Restricted Stock

Restricted stock has time-based vesting over a term of either four or eight years. The four-year term vests at 25% after one year and 6.25% quarterly thereafter. The eight-year term cliff vests after the eighth year. During the fiscal year ending September 30, 2011, 685,935 shares of restricted stock were issued to employees. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if vesting conditions are not satisfied. Restricted stock cannot be sold, assigned, transferred or pledged during the restriction period.

A summary of the Company’s restricted stock as of September 30, 2011 and changes during the year ended is presented below:

		Weighted
	Number	Average
	of	Grant Date
Restricted Stock	Shares	Fair Value
Outstanding September 30, 2010	—	$—
Granted	685,935	$4.36
Forfeited	(21,510)	$4.79
Vested	(80,000)	$4.79
Outstanding September 30, 2011	584,425	$4.29

Compensation expense recognized during each of the three years in the period ended September 30, 2011 includes compensation expense for all awards issued subsequent to October 1, 2005.

The following table presents stock-based compensation expense included in our statements of operations:

	Year Ended September 30,
	2011	2010	2009
Cost of revenue	$247,941	$270,006	$198,766
Research and development expense	(5,289)	35,422	55,614
Selling, general and administrative expenses	1,015,320	1,286,648	908,528
Total stock-based compensation expense	$1,257,972	$1,592,076	$1,162,908
Incremental charge to earnings per share
Basic and Diluted	$0.07	$0.08	$0.06

No stock-based compensation expense was capitalized during fiscal 2011, 2010 or 2009. The Company had no income tax benefit recognized in the statement of operations for share-based compensation arrangements during fiscal 2011, 2010 or 2009.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. The expected volatility was calculated based on the historical fluctuation of the stock price for a term equivalent to the expected term of the options at the grant date. The average expected term was calculated under the guidance of ASC 718 as the Company has limited exercise data since the Company reorganized in May 2007. The risk-free interest rate is based on the U.S. Treasury constant maturities with a term equivalent to the expected term of the options at the grant date. The dividend yield assumption is based on history and expectation of paying no dividends. The fair value is then amortized on a graded basis over the vesting period. The assumptions used in the Black-Scholes option-pricing model are as follows:

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

	As of September 30,
	2011	2010	2009
Expected stock volatility	115.33 – 121.50%	114.18 – 120.35%	100.81 – 115.34%
Weighted-average volatility	120.28%	115.10%	101.30%
Risk free interest rate	0.72 – 0.95%	1.18 – 1.51%	1.22 – 1.52%
Expected term of options (years)	2.81	2.81 – 3.50	2.81 – 3.50
Expected annual dividend per share	0%	0%	0%

The weighted-average grant date fair value of options granted during fiscal 2011, 2010 and 2009 was $2.66, $2.15 and $0.82, respectively. The intrinsic value of the options exercised during fiscal 2011 and 2010 was $0.3 million and less than $0.1 million, respectively. There were no options exercised during fiscal 2009.

The Accounting Standards Codification (“Codification”) requires the cash flows from the tax benefits from deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. There was no excess cash tax benefit classified as a financing cash inflow for fiscal 2011, 2010 or 2009.

As of September 30, 2011, there was $0.1 million of total unrecognized compensation cost related to nonvested option share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.72 years. The total fair value of option shares vested during fiscal 2011, 2010 and 2009 was $0.5 million, $1.0 million and $1.2 million, respectively. The total fair value of restricted stock vested during fiscal 2011 was $0.6 million. No restricted stock vested during fiscal 2010 or 2009. As of September 30, 2011, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock compensation arrangements granted under the plan.

15. Earnings Per Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by considering the dilutive impact of common stock equivalents (e.g., outstanding stock options and restricted stock) under the treasury stock method as if they were converted into common stock as of the beginning of the period or as of the date of grant, if later.

The following table sets out the computations of basic and diluted earnings (loss) per common share:

	Year Ended September 30,
	2011	2010	2009
Numerator:
Net income (loss)	$2,667,006	$6,704,751	$(15,379,195)
Denominator:
Weighted average common shares outstanding	18,934,189	18,817,478	18,598,844
Effect of dilutive securities:
Stock options (1)	360,994	290,708	—
Diluted weighted average common shares outstanding	19,295,183	19,108,186	18,598,844
Earnings (loss) per common share:
Basic	$0.14	$0.36	$(0.83)
Diluted	$0.14	$0.35	$(0.83)

(1)
Excluded from the calculation of diluted earnings per common share for fiscal 2011 and 2010 were 1,285,781 and 1,523,770 shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. Also excluded from the calculation of diluted earnings per common share for fiscal 2011 were 330,313 shares of unvested restricted stock because assumed proceeds were in excess of the average fair market value of the Company’s common stock which would make them anti-dilutive. Excluded from the calculation of diluted earnings per common share for fiscal 2009 was 2,152,423 shares related to stock options because their effect was anti-dilutive on the net loss.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

16. Segment Information

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. SeraCare’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease tests in hospital and clinical testing labs and blood banks, and by in vitro diagnostic manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biorepository services, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology and biochemistry. These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.

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

The Company’s segment information as of or for the years ended September 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Revenue:
Diagnostic & Biopharmaceutical Products	$32,198,023	$34,135,674	$32,855,388
BioServices	11,286,209	16,244,466	11,578,783
Total revenue	$43,484,232	$50,380,140	$44,434,171
Gross profit:
Diagnostic & Biopharmaceutical Products	$15,001,925	$17,627,607	$13,289,538
BioServices	1,740,975	3,158,114	2,154,869
Total gross profit	$16,742,900	$20,785,721	$15,444,407
Identifiable assets:
Diagnostic & Biopharmaceutical Products	$18,033,328	$16,459,183	$17,514,921
BioServices	8,423,545	10,112,917	8,598,530
Total identifiable assets	$26,456,873	$26,572,100	$26,113,451
Depreciation:
Diagnostic & Biopharmaceutical Products	$766,477	$681,570	$732,546
BioServices	462,499	382,561	349,847
Total depreciation	$1,228,976	$1,064,131	$1,082,393
Capital expenditures:
Diagnostic & Biopharmaceutical Products	$976,309	$267,724	$559,969
BioServices	641,050	146,099	269,834
Total capital expenditures	$1,617,359	$413,823	$829,803

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2010, the Company purchased $0.7 million of equipment which was paid for during fiscal 2011 and is included in the table above as capital expenditures during the year ended September 30, 2011. Of the $0.7 million, $0.1 million was for the Diagnostic & Biopharmaceutical Products segment and $0.6 million was for the BioServices segment.

17. Fair Value Measurements

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

September 30, 2011
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$18,106,164	$—	$—	$18,106,164

September 30, 2010
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$16,074,915	$—	$—	$16,074,915

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of September 30, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis during the year ended and as of September 30, 2011.

18. Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan (the “401(k) Plan”). Effective January 1, 2007, the company amended the 401(k) Plan to match employee contributions each pay period at a rate of 25% of eligible contributions to employees who had more than one year of service with the Company. Eligible contributions are defined as employee contributions up to a maximum of 6% of employee compensation. On April 1, 2009, the Company amended the 401(k) Plan and stopped its matching contributions. Total matching contributions made to the 401(k) Plan and charged to expense by the Company were $0.1 million for the year ended September 30, 2009. There were no matching contributions during the years ended September 30, 2011 or 2010.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

19. Subsequent Events

Subsequent to September 30, 2011 the Company issued 295,000 shares of restricted stock to employees. These shares vest over four years with 25% vesting after one year and 6.25% vesting quarterly thereafter.

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

	For the Three Months Ended
	December 31 (1)	March 31	June 30	September 30 (2)	Total Year
Year ended September 30, 2011:
Revenue	$10,462,497	$11,002,884	$11,028,622	$10,990,229	$43,484,232
Gross profit	3,967,887	4,399,421	4,093,335	4,282,257	16,742,900
Operating income (loss)	1,557,806	1,294,550	524,882	(787,983)	2,589,255
Net income (loss)	1,580,540	1,393,833	523,291	(830,658)	2,667,006
Earnings (loss) per common share:
Basic	0.08	0.07	0.03	(0.04)	0.14
Diluted	0.08	0.07	0.03	(0.04)	0.14
Year ended September 30, 2010:
Revenue	$11,257,105	$12,851,370	$12,975,119	$13,296,546	$50,380,140
Gross profit	4,916,774	5,558,578	5,107,568	5,202,801	20,785,721
Operating income	1,493,095	1,982,429	1,386,463	1,985,916	6,847,903
Net income	1,282,535	2,096,347	1,311,779	2,014,090	6,704,751
Earnings per common share:
Basic	0.07	0.11	0.07	0.11	0.36
Diluted	0.07	0.11	0.07	0.11	0.35

(1)	In the first quarter of fiscal 2011, the Company reported $0.8 million, excluding interest, of reorganization income due to repayment of a terminated escrow account.
(2)	In the fourth quarter of fiscal 2011, the Company incurred $1.4 million of costs related to its management transition and exploration of strategic alternatives.