Form 10-K/A
period 2011-09-30
SERACARE LIFE SCIENCES INC
filed 2012-01-30
CIK 1156295

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 31, 2011 the aggregate market value of our outstanding common stock held by non-affiliates was approximately $56,419,000 based on the closing market price of our common stock on that date as reported on The NASDAQ Capital Market.

As of January 25, 2012, there were 20,198,602 shares of our common stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment is to amend our Annual Report on Form 10-K to include the information required by Part III, Items 10 through 14, which was previously omitted from our Annual Report on Form 10-K in accordance with the instructions to Form 10-K.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our Board of Directors has four members, none of whom is an employee of SeraCare.

The following table provides information concerning our executive officers and directors as of January 25, 2012:

Name	Age	Position
Executive Officer
Gregory A. Gould	45	Interim President, Interim Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary
Ronald R. Dilling	56	Vice President, Manufacturing Operations
John J. (Sean) O’Connor II	50	Vice President, Sales and Marketing
Katheryn E. Shea	43	Vice President, BioServices Operations

Director
Joseph M. Nemmers, Jr	57	Chairman of the Board of Directors
E. Kevin Hrusovsky	50	Director
Sarah L. Murphy	36	Director
Jill Tillman	61	Director

Gregory A. Gould has been our Interim President and Interim Chief Executive Officer since July 2011, Chief Financial Officer and Treasurer since August 2006 and our Secretary since November 2006. From August 2005 to August 2006, Mr. Gould provided financial and accounting consulting services through his consulting company, Gould LLC. From April 2005 to August 2005, Mr. Gould served as the Chief Financial Officer and Senior Vice President of Integrated BioPharma, Inc., a life sciences company serving the pharmaceutical, biotechnology and nutraceutical markets. Prior to that, from February 2004 through January 2005, Mr. Gould served as the Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. From 1996 through October 2003, Mr. Gould served as Director of Finance and then as the Chief Financial Officer and Treasurer of Colorado MEDtech, a high tech software development, product design and manufacturing company. Mr. Gould is a director of CytoDyn, Inc. Mr. Gould holds a B.S. in Business Administration from the University of Colorado, Boulder and is a Certified Public Accountant in the State of Colorado.

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

John J. (Sean) O’Connor II has been our Vice President, Sales and Marketing since March 2011. Before joining us, Mr. O’Connor was Director, Strategic Accounts for Ortho Clinical Diagnostics (“Ortho”) from October 2004 to March 2011. Ortho is a Johnson & Johnson Company that serves the transfusion medicine community and laboratories around the world as a provider of products for screening, diagnosing, monitoring and confirming diseases.   Mr. O’Connor worked for Ortho beginning in September 1990 and held multiple positions during his tenure, including Director, North American Marketing from 2004 to 2005, Director Marketing, Immunohematology Instrumentation from 2002 to 2004, District Sales Manager from 1999 to 2002 and Regional Health System Executive from 1998 to 1999.  He left Ortho for a short period from July 2004 to October 2004 to serve as Director, Marketing at Remel, a supplier of microbiology products. Mr. O’Connor earned his B.S. degree in Psychology and Business from Emporia State University and graduated from the Kauffman Foundation FastTrac TechVenture in 2010.

Katheryn E. Shea has been our Vice President, BioServices Operations since April 2006. From September 2004 to April 2006, Ms. Shea was our Director of Repository Operations and, prior to our acquisition of Boston Biomedica, Inc., or BBI, in 2004, she held the same position at BBI from 2000 to 2004. Ms. Shea serves the scientific community by acting as a Scientific Reviewer for NIH funded initiatives and through her participation in the International Society for Biological and Environmental Repositories. From 2002 through 2007, she served first as Councilor and then as Secretary-Treasurer. She was recently elected to the President Elect position for the Society. Ms. Shea earned her B.S. degree with a Major in Biology and a Minor in Chemistry from Mount Saint Mary's College in Maryland.

Joseph M. Nemmers, Jr. brings to the Board over 27 years of senior executive experience with a leading pharmaceutical, diagnostic and medical device company. The Board also values Mr. Nemmers’ extensive experience in in-vitro diagnostics operations. Mr. Nemmers has been the Chairman of the Board of Directors since May 2011. Since August 2010, Mr. Nemmers has maintained a consulting practice serving the pharmaceutical and medical device industries, advising on acquisition integration, change management, supply chain readiness and talent development. He retired from Abbott Laboratories, a global health care company, in July 2007 after 27 years of service. Mr. Nemmers' last position with Abbott was that of Executive Vice President responsible for five of Abbott's medical products businesses, a position he held from January 2006 to August 2007. From September 2003 to January 2006, Mr. Nemmers was Senior Vice President, Diagnostic Operations and President, Abbott Diagnostics Division. He was named an Abbott Corporate Officer in November 2001. From 1999 to 2001, Mr. Nemmers was also the executive director of the Clara Abbott Foundation, a non-profit organization that provides educational and financial assistance to families. Mr. Nemmers is currently a member of the board of directors of Constitution Medical Investors, Inc., a private investment firm focused on healthcare sector-related acquisitions, and Nexus DX, Inc., a clinical diagnostics company. Mr. Nemmers holds a bachelor's degree from Arizona State University and is a former commissioned officer in the United States Army Reserve where he served for 13 years.

E. Kevin Hrusovsky brings to the Board experience serving as a director and in leadership positions of other publicly held companies, particularly in the life sciences industry, as well as experience with turnarounds, commercialization mergers and acquisitions. Mr. Hrusovsky has been a member of our Board of Directors since May 2011. In November 2011, Mr. Hrusovsky was appointed President, Life Sciences and Technology, of PerkinElmer, Inc., a supplier for the diagnostics, research, environmental and safety, industrial and laboratory services markets. Mr. Hrusovsky served as President and Chief Executive Officer of Caliper Life Sciences, Inc., a health technology company, from July 2003 until November 2011, when Caliper was acquired by PerkinElmer. Mr. Hrusovsky served as President and Chief Executive Officer of Zymark Corporation, a liquid handling instruments company, from 1996 to July 2003, when Zymark was acquired by Caliper. From 1992 to 1996, he was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, he held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He formerly served on the boards of Caliper Life Sciences, Xenogen Corporation and Alliant Medical Technology. Mr. Hrusovsky earned his B.S. degree in Mechanical Engineering from Ohio State University, an M.B.A. degree from Ohio University, and an honorary doctorate from Framingham State University.

Sarah L. Murphy brings to the Board extensive experience with turnarounds for companies like SeraCare, expertise in financial and operational matters that she has developed in her leadership roles in finance, and her general business acumen. Ms. Murphy has been a member of our Board of Directors since May 2007. Ms. Murphy was the Executive Vice President and Chief Financial Officer of Cavalier Telephone, LLC, a provider of telecommunications, voice and data services to residential and business customers, from January 2010 until March 2011. Ms. Murphy also served as the Senior Vice President, Finance of ITCˆDeltacom, Inc., a telecommunications company, from September 2005 to December 2009. From August 2001 to September 2005, Ms. Murphy was a Vice President and then a Director of AlixPartners, an international corporate restructuring and interim management firm. Ms. Murphy has a bachelor's degree from Princeton University and a master's degree in business administration from the Harvard Business School. Ms. Murphy's service on our Board commenced with our plan of reorganization, under which one of our investors, Black Horse Capital Management LLC, selected Ms. Murphy to serve as a director.

Jill Tillman brings to the Board a deep familiarity with our industry, particularly companies that use our laboratory products, which she developed in her leadership roles in the healthcare industry. In addition, the Board values the operational experience that she developed in those executive positions. Ms. Tillman has been a member of our Board of Directors since May 2007. Ms. Tillman has been the Chief Operating Officer of Brandywine Hospital in suburban Philadelphia, Pennsylvania since October 2006. From September 2004 to September 2006, she was the Chief Operating Officer and Interim Chief Executive Officer of St. Christopher's Hospital for Children in Philadelphia. Prior to that, Ms. Tillman served as the Interim Chief Operating Officer from September 2003 to September 2004 and as the Chief Nursing Officer from January 2000 to September 2004 at Hahnemann University Hospital in Philadelphia. She was previously a member of the Board of Directors and a member of the audit committee and chair of the compliance committee of the Board of Directors of Critical Care Systems International, Inc., which operates community-based branch pharmacies and provides specialty pharmaceutical infusion services. Ms. Tillman holds a bachelor's degree from Villanova University, a master of science degree in nursing from the University of Pennsylvania, a master of business administration degree from Eastern College, and is a graduate of the Nursing Executive Program of the Wharton School of Business. Ms. Tillman's service on our Board commenced with our plan of reorganization, under which one of our investors at the time, Harbinger Capital Partners, selected Ms. Tillman to serve as a director.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Current copies of the charters of each of the committees are available in the “Investor Center–Corporate Governance” section of our website at www.seracare.com.

The members, functions and other information about the standing committees of our Board are as follows:

Audit Committee

The Audit Committee assists our Board of Directors in overseeing our accounting and financial reporting processes and has general responsibility for oversight and review of our accounting and financial reporting practices, internal control over financial reporting and accounting and audit activities. The Audit Committee acts pursuant to a written charter. The current members of the Audit Committee are Sarah L. Murphy (Chair), E. Kevin Hrusovsky and Jill Tillman. Our Board of Directors has determined that each of the members of the Audit Committee qualifies as an “independent” director under the rules of The NASDAQ Stock Market, Inc. applicable to members of audit committees. The Board of Directors has determined that Sarah L. Murphy is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Furthermore, as required by the rules and regulations of the SEC, no member of the Audit Committee receives, directly or indirectly, any consulting, advisory, or other compensatory fees from us other than compensation for service as a director, including Board and committee fees and grants of equity compensation.

Compensation Committee

The Compensation Committee oversees our compensation and employee benefit plans and practices and makes recommendations to the Board of Directors regarding the compensation of our executive officers, including our Chief Executive Officer. The Committee also reviews and makes recommendations to the Board of Directors regarding the compensation of our directors. The Compensation Committee acts pursuant to a written charter. The current members of the Compensation Committee are Jill Tillman (Chair), E. Kevin Hrusovsky, Sarah L. Murphy and Joseph M. Nemmers, Jr.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the Board of Directors, develops and recommends to the Board a set of corporate governance principles and takes such other actions within the scope of its charter as the Nominating and Corporate Governance Committee deems necessary or appropriate. The Nominating and Corporate Governance Committee acts pursuant to a written charter. The current members of the Nominating and Corporate Governance Committee are E. Kevin Hrusovsky (Chair), Sarah L. Murphy and Jill Tillman.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer, all vice presidents, and Controller. A copy of the Code of Ethics can be accessed free of charge by visiting the “Investor Center–Corporate Governance” section of our website at www.seracare.com or by requesting a copy in writing from Gregory A. Gould, Secretary, at SeraCare’s offices. We intend to disclose any amendments to or waivers from our Code of Ethics by posting such information on our website.

A copy of our Corporate Governance Guidelines may also be accessed free of charge by visiting our website at www.seracare.com and going to the “Investor Center–Corporate Governance” section or by requesting a copy from Gregory A. Gould, Secretary at our principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Executive officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, 5 and amendments thereto furnished to us with respect to fiscal 2011, and written representations from our directors and executive officers that no Forms 5 were required to be filed with respect to fiscal 2011, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned during the fiscal years ended September 30, 2011, 2010 and 2009 for (i) each person who served as our principal executive officer during fiscal 2011 and (ii) our three other most highly compensated executive officers during fiscal 2011, other than the two individuals who served as our principal executive officer during fiscal 2011. We refer to these officers collectively as our named executive officers. Susan L.N. Vogt, one of our named executive officers for fiscal 2011, served as our President and Chief Executive Officer until July 25, 2011.

SUMMARY COMPENSATION TABLE FOR FISCAL 2011

Name and Principal Position	Fiscal Year	Salary (1)		Stock Awards		Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Gregory A. Gould (3)	2011	$294,502	(4)	$556,300	(5)	$—	$—	$—		$850,802
Interim President and Chief Executive Officer,	2010	$274,128		$—		$151,900	$250,000	$—		$676,028
Chief Financial Officer	2009	$270,000		$105,426	(6)	$62,250	$70,284	$2,266		$510,226

Ronald R. Dilling	2011	$213,645		$236,634	(5)	$—	$—	$—		$450,279
Vice President,	2010	$208,425		$—		$65,100	$75,000	$—		$348,525
Manufacturing Operations	2009	$205,750		$24,928	(6)	$24,900	$24,928	$1,460		$281,966

Katheryn E. Shea	2011	$180,298		$179,790	(5)	$—	$—	$—		$360,088
Vice President,	2010	$175,481		$—		$65,100	$70,300	$—		$310,881
BioServices Operations	2009	$172,500		$18,183	(6)	$16,600	$18,183	$1,224		$226,690

John J. (Sean) O’Connor II (7)	2011	$121,151		$251,800	(5)	$—	$—	$79,990	(8)	$452,941
Vice President,
Sales and Marketing

Susan L.N. Vogt (9)	2011	$357,128		$383,200	(5)	$—	$—	$801,633	(10)	$1,541,961
Former President and	2010	$383,779		$—		$217,000	$350,000	$—		$950,779
Chief Executive Officer	2009	$378,000		$149,476	(6)	$124,500	$49,825	$1,308		$703,109

(1)	Amounts for fiscal 2010 include $20,248, $5,138, $4,310 and $37,797 for each of Mr. Gould, Mr. Dilling, Ms. Shea and Ms. Vogt, respectively, which represent shares of our common stock granted under the 2009 Plan as non-cash compensation in lieu of salary paid in cash for fiscal 2010.

(2)	The amounts shown in this column do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of stock options granted during each year, excluding the impact of estimated forfeitures related to time-based vesting conditions. In calculating the amounts disclosed in the table, we used the assumptions described in Note 2 and Note 14 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on November 21, 2011.

(3)	Effective July 25, 2011, Mr. Gould became our Interim President and Chief Executive Officer.

(4)

Of this amount, $10,998 represents the value of 3,477 shares of our common stock issued on November 7, 2011 under the 2009 Plan as payment of salary earned in fiscal 2011. In connection with Mr. Gould's assumption of additional responsibilities as Interim President and Interim Chief Executive Officer, we increased his salary, and the additional salary was payable in shares of our common stock rather than cash.

(5)	The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of restricted stock granted during each year, excluding the impact of estimated forfeitures related to time-based vesting conditions. In calculating the amounts disclosed in the table, we used the assumptions described in Note 2 and Note 14 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on November 21, 2011.

(6)	The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of stock awards granted in November 2009 under the 2009 Plan in satisfaction of the non-cash portion of amounts earned under the fiscal 2009 Management Incentive Program. Because we previously reported these amounts as part of our executive officers’ fiscal 2009 compensation, we did not repeat disclosure of these amounts in our executive officers’ fiscal 2010 compensation, even though the shares were issued in the first quarter of fiscal 2010.

(7)	Mr. O’Connor joined SeraCare in March 2011.

(8)	Represents relocation benefits.

(9)	Ms. Vogt’s employment with us terminated on July 25, 2011.

(10)	Includes a $400,400 lump-sum severance payment equal to one year’s salary and $3,233 in COBRA payments incurred in fiscal 2011. Ms. Vogt is generally entitled to receive up to 12 months of COBRA payments, subject to early termination if she breaches certain agreements with us or is covered under another employer-sponsored plan. This amount also includes the incremental fair value of $398,000 attributable to the acceleration of vesting of the unvested restricted stock and options held by Ms. Vogt at the time of termination of her employment. Of this amount, $320,000 is attributable to the restricted stock granted in fiscal 2011, the grant date fair value of which is reported in the “Stock Awards” column for fiscal 2011. Although the grant date fair value of this restricted stock grant is reportable separately from the value of its acceleration later in the same fiscal year, both amounts relate to the same grant. Similarly, the grant date fair value of the accelerated options, all of which were granted prior to fiscal 2011, was reported with respect to the fiscal year in which they were granted. For more information, see “Employment Arrangements – Susan L.N. Vogt, Former President and Chief Executive Officer.”

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock options outstanding on September 30, 2011 held by each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR FISCAL 2011

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Option Exercise	Option Expiration	Grant Date of Shares of Stock That have	Number of Shares of Stock that have not		Market Value of Shares of Stock that have not
Name	Exercisable		Unexercisable		Price ($)	Date	not Vested	Vested		Vested

Gregory A. Gould	250,000		-		$5.80	10/03/2016
	50,000		-		$5.38	11/14/2012
	50,000		25,000	(1)	$1.25	11/21/2013
	23,333		46,667	(2)	$3.00	11/18/2014
							12/08/2010	50,000	(3)	$142,000
							08/01/2011	80,000	(4)	$227,200

Ronald R. Dilling	40,000		-		$5.38	11/14/2012
	20,000		10,000	(1)	$1.25	11/21/2013
	10,000		20,000	(2)	$3.00	11/18/2014
							12/08/2010	24,600	(3)	$69,864
							08/01/2011	30,000	(4)	$85,200

Katheryn E. Shea	40,000		-		$5.40	11/20/2012
	13,333		6,667	(1)	$1.25	11/21/2013
	10,000		20,000	(2)	$3.00	11/18/2014
							12/08/2010	21,000	(3)	$59,640
							08/01/2011	20,000	(4)	$56,800

John J. (Sean) O’Connor II							03/25/2011	35,000	(5)	$99,400
							08/01/2011	30,000	(4)	$85,200

Susan L.N. Vogt	450,000		–		$6.00	08/24/2012
	100,000		–		$5.38	11/25/2011
	150,000	(6)	–		$1.25	11/25/2011
	100,000	(7)	–		$3.00	11/25/2011

(1)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 21, 2008.

(2)	The option is scheduled to vest as to one-third of the shares on each of the first, second and third anniversaries of November 18, 2009.

(3)	The restricted stock is scheduled to vest as to one-quarter of the shares on the first anniversary of December 8, 2010 and one-sixteenth of the shares at the end of each three-month period following December 8, 2011 so that all shares shall be vested as of the fourth anniversary of December 8, 2010.

(4)	All of the shares of restricted stock are scheduled to vest on the eighth anniversary of August 1, 2011.

(5)	The restricted stock is scheduled to vest as to one-quarter of the shares on the first anniversary of March 25, 2011 and one-sixteenth of the shares at the end of each three-month period following March 25, 2012 so that all shares shall be vested as of the fourth anniversary of March 25, 2011.

(6)	50,000 shares were scheduled to vest on November 21, 2011 but vesting was accelerated in full upon termination of Ms. Vogt’s employment. These options were exercised in full on October 17, 2011.

(7)	33,333 and 33,334 shares were scheduled to vest on November 18, 2011 and November 18, 2012, respectively, but vesting was accelerated upon termination of Ms. Vogt’s employment. These options were exercised in full on November 21, 2011.

Employment Arrangements

Gregory A. Gould, Chief Financial Officer

On August 16, 2006, we entered into an employment agreement with Gregory A. Gould pursuant to which Mr. Gould would serve as our Chief Financial Officer. We amended and restated the agreement on November 18, 2009. The employment agreement provided for an initial three-year term expiring on October 3, 2009, the third anniversary of the effective date of the agreement. The term is automatically extended on each subsequent anniversary of the effective date of the agreement unless either party gives written notice of its intent not to extend the term. The agreement provided for an initial base salary subject to our annual review, and as of January 25, 2012 was $353,496 on an annualized basis. Mr. Gould is also eligible to receive an annual incentive bonus opportunity based on the achievement of performance objectives to be established by the Board or the Compensation Committee. Mr. Gould’s target incentive bonus amount will be not less than 75% of his base salary. Mr. Gould is entitled to vacation in accordance with our vacation policies in effect from time to time and is entitled to participate in our other benefit plans on terms consistent with those applicable to our employees generally. We agreed to pay or reimburse Mr. Gould up to $175,000, including tax gross-up, for costs and expenses associated with relocating his permanent residence to the area in which our principal offices are located. As of September 30, 2009, Mr. Gould had received $175,000 in connection with such relocation costs and expenses. Mr. Gould was also entitled to a $15,000 signing bonus, which he received in October 2006. As a condition of employment, Mr. Gould entered into a non-competition agreement pursuant to which he agreed to not compete with us or to solicit our customers or employees for a period of one year after the termination of his employment.

If Mr. Gould’s employment is terminated by us without Cause or by Mr. Gould for Good Reason (as such terms are defined in the employment agreement), subject to Mr. Gould’s delivery of a release of claims in our favor, Mr. Gould will be entitled to a severance benefit equal to (i) 100% of his base salary at the annualized rate in effect on his severance date, (ii) a pro-rated amount of his incentive bonus for the year in which his severance date occurs, (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Gould and his dependents until the first anniversary of his severance date (or, earlier, as described in more detail below), (iv) immediately prior to his severance date, full vesting of all stock options and other equity or equity-related compensation or grants that vest based on the passage of time and continued performance of services (excluding any grants that include performance-based vesting criteria) and (v) reimbursement, in an amount not to exceed $36,000, for executive outplacement services, if any, received by Mr. Gould. In the event Mr. Gould is terminated by us without Cause or Mr. Gould terminates his employment for Good Reason in connection with or following a Change in Control Event (as such term is defined in the section “Potential Payments Upon Termination or Change in Control”), Mr. Gould will receive the severance benefits outlined above except that the amount paid pursuant to clause (i) above would be equal to 150% of his base salary at the annual rate in effect on his severance date and the amount otherwise payable pursuant to clause (ii) above would be increased by 150% of Mr. Gould’s target incentive bonus for the year in which the severance occurs. The severance benefits determined pursuant to clauses (i) and (ii) above would be paid in a single lump sum not later than thirty (30) days after Mr. Gould’s termination of employment. Mr. Gould may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

Mr. Gould’s right to reimbursement for COBRA premiums will end on the earliest of his death, the date he becomes eligible for coverage under the health plan of another employer, the date we cease to offer group medical coverage to our active executive employees or the date we are no longer otherwise obligated to offer COBRA continuation coverage.

If we provide notice of our election not to renew the term of Mr. Gould’s employment agreement, Mr. Gould will be entitled to the severance benefits described in the preceding paragraph commencing upon the expiration of the term of the employment agreement.

Ronald R. Dilling, Vice President, Manufacturing Operations

On February 1, 2008, we entered into an employment agreement with Ronald R. Dilling pursuant to which Mr. Dilling would serve as our Vice President of Manufacturing Operations. We amended the agreement on December 31, 2008 and March 30, 2009. The agreement provided for an initial base salary subject to adjustment from time to time by the Board of Directors, and as of January 25, 2012 was $221,500 on an annualized basis. Mr. Dilling is also entitled to vacation and to participate in our bonus, incentive and other benefit plans on terms consistent with those applicable to our employees generally. Pursuant to the agreement, Mr. Dilling agreed to not compete with SeraCare or to solicit customers or employees of SeraCare during his employment and for a period of one year after the termination of his employment.

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

John J. (Sean) O’Connor II, Vice President, Sales and Marketing

On January 28, 2011, we entered into a written arrangement with John J. (Sean) O’Connor II pursuant to which Mr. O’Connor would serve as our Vice President, Sales and Marketing. As of January 25, 2012, his base salary was $228,000 on an annualized basis. He is eligible for an annual incentive bonus based on the achievement of performance objectives to be established by the Board or Compensation Committee. We agreed to pay or reimburse Mr. O’Connor up to $80,000, including tax gross-up, for costs and expenses associated with relocating his permanent residence to the Milford, Massachusetts area. As of September 30, 2011, Mr. O’Connor had received $79,990 in connection with such relocation costs and expenses. If he resigns before completing three full years of employment with us, Mr. O’Connor will be responsible for reimbursing us for a pro-rated portion of any relocation payments previously paid to him. Mr. O’Connor is an at-will employee and is not entitled to receive any severance payments upon termination of employment or upon a change in control.

Katheryn E. Shea, Vice President, BioServices Operations

Katheryn E. Shea has an oral agreement with us pursuant to which Ms. Shea serves as our Vice President, BioServices Operations. As of January 25, 2012, her base salary was $187,000 on an annualized basis. She is eligible for an annual incentive bonus based on the achievement of performance objectives to be established by the Board or Compensation Committee. Ms. Shea is an at-will employee and is not entitled to receive any severance payments upon termination of employment or upon a change in control.

Susan L.N. Vogt, Former President and Chief Executive Officer

On July 25, 2011, we terminated the employment of Susan L.N. Vogt, then our President and Chief Executive Officer, without cause. Pursuant to the terms of her employment agreement with us, we provided Ms. Vogt with the following severance benefits upon such termination:

•	one year’s base salary in the amount of $400,400;
•	full vesting of her unvested equity compensation awards;
•	the cost of COBRA premiums for continued medical insurance coverage for Ms. Vogt and her dependents until the first anniversary of her severance date; and
•	reimbursement for up to $50,000 for executive outplacement services, none of which had been paid as of the date of this proxy statement.

Although Ms. Vogt was entitled to receive a pro-rated amount of her incentive bonus for fiscal 2011 as severance, we determined that no amount had been earned under Ms. Vogt’s incentive bonus arrangements and, accordingly, Ms. Vogt did not receive any severance payment in respect of her incentive bonus for fiscal 2011.

Ms. Vogt’s right to reimbursement for COBRA premiums will end on the earliest of her death, the date she becomes eligible for coverage under the health plan of another employer, the date we cease to offer group medical coverage to our active executive employees or the date we are no longer otherwise obligated to offer COBRA continuation coverage.

In exchange for these severance benefits, Ms. Vogt delivered to us a release of any claims she may have had against us, other than claims for the severance benefits due under her agreement.

Under the terms of her employment agreement, Ms. Vogt will lose the unpaid portion of her severance benefits if she materially breaches her confidentiality agreement with us or her non-competition agreement with us, pursuant to which she agreed to not compete with us or to solicit our customers or employees for a period of one year after the termination of her employment.

Potential Payments Upon Termination or Change in Control

We have entered into agreements and maintain equity incentive plans that may require us to make payments and provide benefits to some of our named executive officers in the event of a termination of employment or a change in control. See “Employment Arrangements” for a description of the severance and change in control arrangements for Mr. Gould and Mr. Dilling. Each of Mr. Gould and Mr. Dilling will only be eligible to receive severance payments if he signs a general release of claims. In addition, if Mr. Gould materially breaches any of his obligations under his confidentiality agreement or non-competition agreement at any time, he will no longer be entitled to severance payments. The term of Mr. Gould’s confidentiality agreement and non-competition agreement is the term of his employment plus a period of one year thereafter. Mr. Gould’s confidentiality and non-competition agreements may be waived by a written instrument signed by the party waiving compliance.

The tables below summarize the potential payments to each of Mr. Gould and Mr. Dilling assuming that the executive officer is terminated not for Cause, resigns for Good Reason, or upon the consummation of a Change in Control Event (as each term is defined in the respective employment agreements). The tables assume that the event occurred on September 30, 2011, the last day of our fiscal year. The closing price of our common stock on The NASDAQ Capital Market on September 30, 2011 was $2.84 per share.

Under Mr. Gould’s employment agreement, a Change in Control Event is defined as:

(i)	our dissolution or liquidation, other than in the context of a transaction that does not constitute a Change in Control Event under clause (ii) below;

(ii)	the consummation of a merger, consolidation, or other reorganization, with or into, or the sale of all or substantially all of our business and/or assets as an entirety to, one or more entities that are not Subsidiaries (as defined below), (a “Business Combination”), unless (A) as a result of the Business Combination at least 50% of the outstanding securities voting generally in the election of directors of the surviving or resulting entity or a parent thereof (the “Successor Entity”) immediately after the reorganization are, or will be, owned, directly or indirectly, in substantially the same proportions, by our shareholders immediately before the Business Combination; and (B) no person (as defined in clause (iii) below, but excluding the Successor Entity or an Excluded Person (as defined below)) beneficially owns, directly or indirectly, more than 50% of the outstanding shares of the combined voting power of the outstanding voting securities of the Successor Entity, after giving effect to the Business Combination, except to the extent that such ownership existed prior to the Business Combination; and (C) at least 50% of the members of the board of directors of the entity resulting from the Business Combination were members of our Board at the time of the execution of the initial agreement or of the action of the Board approving the Business Combination;

(iii)	any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than an Excluded Person (as such term is defined below) becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of ours representing more than 50% of the combined voting power of our then outstanding securities entitled to then vote generally in the election of our directors, other than as a result of (A) an acquisition directly from us, (B) an acquisition by us, (C) an acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or a Successor Entity, or an acquisition by any entity pursuant to a transaction which is expressly excluded under clause (ii) above; or

(iv)	during any period not longer than two consecutive years, individuals who at the beginning of such period constituted our Board cease to constitute at least a majority thereof, unless the election, or the nomination for election by our shareholders, of each new Board member was approved by a vote of at least two-thirds of the Board members then still in office who were Board members at the beginning of such period (including for these purposes, new members whose election or nomination was so approved), but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board.

As used in the Change of Control definition above, “Subsidiary” means any corporation or other entity a majority of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by us, and “Excluded Person” means (1) any person described in and satisfying the conditions of Rule 13d-1(b)(1) under the Exchange Act, (2) us, or (3) an employee benefit plan (or related trust) sponsored or maintained by us or the Successor Entity.

Gregory A. Gould, Interim President, Interim Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary

	Termination Not for Cause or Resignation for Good Reason		Termination Not for Cause or Resignation for Good Reason in Connection With or Following a Change in Control Event
Base salary	$343,200	(1)	$514,800	(2)
Bonus	$–	(3)	$386,100	(4)
Benefits (5)	$18,540		$18,540
Value of Accelerated Stock Options (6)	$39,750		$39,750
Value of Accelerated Restricted Stock Awards (7)	$369,200		$369,200
Excise Tax Gross-Up (8)	$–		$–
Other Benefits (9)	$36,000		$36,000
Total	$806,690		$1,364,390

(1)	Represents base salary in effect on September 30, 2011. Does not reflect the increase in Mr. Gould’s salary to $353,496 in January 2012.

(2)	Represents 150% of Mr. Gould’s base salary in effect on September 30, 2011. See note 1.

(3)	Mr. Gould is entitled to receive a pro-rated amount of his incentive bonus earned for the year in which his severance date occurs. Mr. Gould did not earn any incentive bonus for the period from October 1, 2010 to September 30, 2011. Accordingly, had his employment terminated on September 30, 2011, he would not have received any severance payment based on his incentive bonus.

(4)	Represents 150% of Mr. Gould’s target incentive bonus for fiscal 2011 and does not include any amount for his incentive bonus earned in the year in which his severance date occurs. See note 3.

(5)	Represents payment of premium cost of participation in our health and/or dental insurance plans for 12 months.

(6)	Value is based upon the difference between the fair market value of our common stock on September 30, 2011 ($2.84 per share) and the exercise price of the accelerated options. Of the unvested options held by Mr. Gould at September 30, 2011, 46,667 have an exercise price of $3.00 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value.

(7)	Value is based upon the product of the fair market value of our common stock on September 30, 2011 ($2.84 per share) and the number of shares of unvested restricted stock on September 30, 2011. This table does not reflect the value of 50,000 shares of restricted stock granted to Mr. Gould after September 30, 2011.

(8)	Based on the termination payment examples presented in this table, we estimate that Mr. Gould would not receive any excise tax gross-up payment upon termination of employment. Our estimate is based on the applicable requirements of the Internal Revenue Code, which may differ from the calculations presented in this table. However, in certain circumstances, such as a Change in Control Event at a premium to the market price of our common stock or unusually high bonus achievement in the year of termination, we could be required to pay Mr. Gould an excise tax gross-up payment.

(9)	Represents reimbursement of up to $36,000 for executive outplacement services.

Ronald R. Dilling, Vice President, Manufacturing Operations

	Termination Not for Cause
Base salary	$107,500	(1)
Total	$107,500

(1)	Represents six months of base salary in effect on September 30, 2011. Does not reflect the increase in Mr. Dilling’s salary to $221,500 in January 2012.

Value of Accelerated Equity Awards upon a Change In Control

In certain circumstances, the vesting of stock options and other equity awards held by our named executive officers may accelerate upon a change of control. The following table shows the number and assumed value of unvested stock options and shares of restricted stock held by our named executive officers at September 30, 2011 in the event of acceleration upon a change of control, assuming the change of control were to occur on that date. The value of stock options is based upon the difference between the fair market value of our common stock on September 30, 2011 ($2.84 per share) and the exercise price of the accelerated options. The value of shares of restricted stock is based upon the fair market value of our common stock on September 30, 2011. Because all of Ms. Vogt’s stock options and shares of restricted stock vested upon termination of her employment on July 25, 2011, she has been omitted from the following table.

Name	Number of Shares Underlying Stock Options Accelerated	Value of Accelerated Stock Options	Number of Shares of Restricted Stock Accelerated	Value of Accelerated Restricted Stock	Total Value of Acceleration of Equity Awards
Gregory A. Gould(1)	71,667	$39,750	130,000	$369,200	$408,950

Ronald R. Dilling(2)	30,000	$15,900	54,600	$155,064	$170,964

Katheryn E. Shea(3)	26,667	$10,601	41,000	$116,440	$127,041

John J. (Sean) O’Connor II(4)	–	$–	65,000	$184,600	$184,600

(1)	Of the unvested options held by Mr. Gould at September 30, 2011, 46,667 have an exercise price of $3.00 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 50,000 shares of restricted stock granted to Mr. Gould after September 30, 2011.

(2)	Of the unvested options held by Mr. Dilling at September 30, 2011, 20,000 have an exercise price of $3.00 per share, which is greater than the fair market value of our common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 25,000 shares of restricted stock granted to Mr. Dilling after September 30, 2011.

(3)	Of the unvested options held by Ms. Shea at September 30, 2011, 20,000 have an exercise price of $3.00 per share, which is greater than the fair market value of out common stock on that date. Accordingly, solely for purposes of this table, we have assumed that these options do not have value. This table does not reflect the value of 20,000 shares of restricted stock granted to Ms. Shea after September 30, 2011.

(4)	This table does not reflect the value of 25,000 shares of restricted stock granted to Mr. O’Connor after September 30, 2011.

Equity Incentive Plans

We currently have two share-based compensation plans, which we refer to together as the Plans.

2001 Stock Incentive Plan

Our Amended and Restated 2001 Stock Incentive Plan, or the 2001 Plan, was initially approved and adopted in September 2001. The 2001 Plan, as amended, was most recently approved by our shareholders on February 27, 2008 and was most recently amended and restated on November 18, 2009. We can no longer make grants under the 2001 Plan. Unless otherwise provided in the applicable award agreement, each stock option vests as to one-third of the number of shares subject to the award on each of the first, second, and third anniversaries of the award date of the stock option, subject to earlier termination pursuant to the 2001 Plan. Stock options granted under the 2001 Plan ordinarily expire at termination of employment (or other service specified in the award agreement) if not vested and, unless termination is for cause, continue to be exercisable for up to three months (12 months in the case of termination by reason of death, disability or retirement as defined) to the extent vested. For options granted to a non-employee director before October 17, 2008, if the director’s service on the Board of Directors terminates, any such options which are outstanding on the date of termination may be exercised for a period of six months after the date of termination or until the expiration of the stated term of such option, whichever first occurs. Restricted stock awards granted under the 2001 Plan are subject to vesting conditions and other restrictions (which may be based on performance criteria, passage of time or other factors or any combination thereof) as determined by the Compensation Committee, and such restrictions do not lapse earlier than six months after the award date, except to the extent the Compensation Committee provides otherwise. Unless the Compensation Committee otherwise expressly provides in the applicable award agreement, unvested restricted stock is forfeited at the time of termination of employment or service.

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

Under the 2001 Plan, upon a Change in Control Event, each outstanding stock option will become immediately exercisable and each outstanding share of restricted stock will immediately vest free of restrictions unless prior to the event the Compensation Committee determines that, upon its occurrence, benefits under any or all awards will not be accelerated or determines that only certain or limited benefits under any or all awards will be accelerated and the extent to which they will be accelerated, or establishes a different time in respect of such event for such acceleration. In addition, in anticipation of a Change in Control Event, the Compensation Committee instead may accelerate the vesting and exercisability, as applicable, of any or all outstanding awards to any date within 30 days prior to or concurrent with the occurrence of the Change in Control Event, shorten the term of outstanding awards to the date of the occurrence of such Change in Control Event or cancel any outstanding awards and pay to the holders thereof, in cash or shares of common stock, the value of such awards based upon the price per share of common stock received or to be received by our stockholders in the Change in Control Event.

2009 Equity Incentive Plan

On February 11, 2009, our shareholders approved our 2009 Equity Incentive Plan, or the 2009 Plan. Stock options granted under the 2009 Plan ordinarily expire at termination of employment if not vested, and unless termination is for cause, continue to be exercisable for up to three months (one year in the case of termination by reason of death, total disability or retirement as defined) to the extent vested. Restricted stock awards granted under the 2009 Plan that are not vested at the time of termination of employment are forfeited.

In the event of any of (i) a consolidation, merger or similar transaction or series of related transactions, including a sale or other disposition of stock, in which we are not the surviving corporation or which results in the acquisition of all or substantially all of our then outstanding common stock by a single person or entity or by a group of persons and/or entities acting in concert, (ii) a sale or transfer of all or substantially all of our assets, or (iii) our dissolution or liquidation (each event defined as a “Covered Transaction” in the 2009 Plan), except as otherwise provided in an award, the Compensation Committee may provide for the assumption, substitution or cash-out of some or all outstanding awards. If the Covered Transaction is one in which there is no assumption, substitution or cash-out, then, subject to certain restrictions under the 2009 Plan, each award requiring exercise will become fully exercisable prior to the Covered Transaction on a basis that gives the holder of the award a reasonable opportunity, as determined by the Compensation Committee, following exercise of the award to participate as a stockholder in the Covered Transaction. Unless assumed or converted into an ongoing right to receive payment other than stock, all awards, except restricted stock awards, will terminate upon consummation of a Covered Transaction. Under the 2009 Plan, upon consummation of a Covered Transaction, outstanding shares of restricted stock will be treated in the same manner as other shares of common stock, except to the extent (if any) the Compensation Committee deems it appropriate to impose restrictions to reflect any performance or other vesting conditions to which the restricted stock award was subject and that did not lapse in connection with the Covered Transaction.

In the event of a stock dividend, stock split or combination of shares (including a reverse split), recapitalization or other change in our capital structure, the Compensation Committee will make appropriate adjustments to the 2009 Plan and outstanding awards, including the maximum number of shares deliverable under the 2009 Plan and the maximum share limits per person.

Option Agreements

In conjunction with the execution of each of Mr. Gould’s and Ms. Vogt’s employment agreements, each of Mr. Gould and Ms. Vogt was granted a nonqualified stock option to purchase 250,000 shares and 450,000 shares, respectively, of our common stock. These options were not granted pursuant to either of the Plans. The final vesting event for each of Mr. Gould’s and Ms. Vogt’s options occurred on October 3, 2009 and August 25, 2009, respectively. As originally drafted, the terms and conditions of these options provided for vesting upon termination without Cause, for Good Reason or upon the occurrence of a Change in Control Event (as such terms are defined in the respective employment agreements). Each of the options will be exercisable for a period of 12 months following the date of a termination without Cause or for Good Reason. Each of the options may be terminated upon a breach of the non-competition agreement entered into in connection with each of Mr. Gould’s and Ms. Vogt’s employment agreements.

We have also entered into option agreements with Mr. Gould, Mr. Dilling and Ms. Shea for the options issued under the Plans as represented in the Outstanding Equity Awards at Fiscal Year End table. The terms and conditions for each of these options are generally described in “Equity Incentive Plans” above.

DIRECTOR COMPENSATION FOR FISCAL 2011

Each of our current non-employee directors receives compensation from us for his or her services as a member of our Board of Directors and its committees. In fiscal 2011, our non-employee directors received the following compensation for service as directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Option Awards(2) ($)		Total ($)
Joseph M. Nemmers, Jr. (3)	$20,343	$24,027	(4)	$33,824		$78,194
E. Kevin Hrusovsky (5)	$20,343	$3,940		$20,295		$44,578
Sarah L. Murphy (6)	$41,011	$20,223	(4)	$40,217		$101,451
Jill Tillman (7)	$35,993	$9,990		$40,217		$86,200
Eugene I. Davis (8)	$22,304	$6,092		$93,654	(11)	$122,050
Samuel D. Anderson (9)	$15,656	$6,092		$56,042	(11)	$77,790
Harold S. Blue (10)	$14,680	$6,092		$51,992	(11)	$72,764

(1)	The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts shown represent the aggregate grant date fair value, computed using the market price on the date of grant in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, or ASC 718, of stock awards granted during the fiscal year ended September 30, 2011 pursuant to the 2009 Plan, as follows:

	October 1, 2010		January 3, 2011		April 1, 2011		May 10, 2011		July 1, 2011		July 29, 2011
	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value	Shares Issued	Grant Date Fair Value
Joseph M. Nemmers, Jr.	-	$-	-	$-	-	$-	375	$1,440	663	$2,500	5,300	$20,087
E. Kevin Hrusovsky	-	$-	-	$-	-	$-	375	$1,440	663	$2,500	-	$-
Sarah L. Murphy	690	$2,498	521	$2,496	657	$2,496	-	$-	663	$2,500	2,700	$10,233
Jill Tillman	690	$2,498	521	$2,496	657	$2,496	-	$-	663	$2,500	-	$-
Eugene I. Davis	690	$2,498	521	$2,496	289	$1,098	-	$-	-	$-	-	$-
Samuel D. Anderson	690	$2,498	521	$2,496	289	$1,098	-	$-	-	$-	-	$-
Harold S. Blue	690	$2,498	521	$2,496	289	$1,098	-	$-	-	$-	-	$-

None of our directors had any unvested stock awards outstanding as of September 30, 2011.

(2)	The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of stock options granted during the fiscal year ended September 30, 2011, excluding the impact of estimated forfeitures related to service-based vesting conditions. In calculating these amounts, we used the assumptions described in Note 2 and Note 14 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on November 21, 2011.

(3)	As of September 30, 2011, Joseph M. Nemmers, Jr. held options to purchase 13,150 shares of our common stock, of which 6,900 had vested.

(4)	On July 29, 2011, we granted Mr. Nemmers and Ms. Murphy 5,300 and 2,700 shares, respectively, as additional compensation for services rendered during the management transition.

(5)	As of September 30, 2011, E. Kevin Hrusovsky held options to purchase 7,890 shares of our common stock, of which 4,140 had vested.

(6)	As of September 30, 2011, Sarah L. Murphy held options to purchase 77,500 shares of our common stock, of which 73,750 had vested.

(7)	As of September 30, 2011, Jill Tillman held options to purchase 77,500 shares of our common stock, of which 73,750 had vested.

(8)	As of September 30, 2011, Eugene I. Davis held options to purchase 80,000 shares of our common stock, of which 73,750 had vested.

(9)	As of September 30, 2011, Samuel D. Anderson held options to purchase 75,000 shares of our common stock, of which 71,250 had vested.

(10)	As of September 30, 2011, Harold S. Blue held options to purchase 15,000 shares of our common stock, of which 11,250 had vested.

(11)	Includes the incremental fair value of modified options held by Messrs. Anderson, Blue and Davis. On March 25, 2011, our Compensation Committee amended outstanding options to purchase an aggregate of 242,192 shares of our common stock held by Messrs. Anderson, Blue and Davis to provide that such options would, after the end of their terms of office as directors, remain exercisable until May 10, 2012 and, if not fully vested, would continue to vest in accordance with the options’ quarterly vesting schedule.

Cash Compensation

Pursuant to the fiscal 2011 Director Compensation Program, each non-employee director received an annual cash retainer of $10,000, with our Chairman receiving an additional $10,000. Directors also received an additional retainer for serving on the standing committees of the Board of Directors. The annual retainers were paid in quarterly installments in advance. The annual retainers for participation on a committee were as follows: $7,500, $5,000 and $5,000, respectively, for the chairs of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee; and $5,000, $2,500 and $2,500, respectively, for the non-chair members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All cash retainers are pro-rated based on the portion of the year served. Directors received $2,000 for each Board meeting attended in person and $500 for each Board meeting attended telephonically. All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee also received a cash fee of $2,000 for each committee meeting attended in person and $500 for each meeting attended telephonically, provided the meeting was not in conjunction with another compensated Board meeting. However, the maximum total payment to Board members for meeting fees was capped at $7,500 per fiscal quarter for all meetings of the Board and committees. In fiscal 2011, we also had a special committee of the Board of Directors, whose members were Eugene I. Davis, Harold S. Blue and Sarah L. Murphy. Each member of the special committee received a cash fee of $2,000 for each committee meeting attended in person and $500 for each meeting attended telephonically, provided the meeting was not in conjunction with another compensated Board meeting. The cash compensation portion of the fiscal 2012 Director Compensation Program is substantially the same as the fiscal 2011 Director Compensation Program.

Equity Compensation

Pursuant to the 2011 Director Compensation Program, all non-employee directors received the following stock and option awards under the 2009 Plan. Each director received an annual retainer of $10,000 worth of shares of our common stock, pro-rated for the portion of the year served. We paid the retainer in quarterly installments in advance. The number of shares of common stock granted was based on valuing the shares at the greater of $1.00 or the closing price of our common stock on the first business day of each quarter. Each non-employee director also received a five-year option to purchase 15,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the grant. Each option vests quarterly over a period of 12 months. The Chairman of the Board received an additional option grant of 10,000 shares subject to the same vesting period and conditions. All equity awards are pro-rated based on the portion of the year served. In fiscal 2011, we granted Mr. Nemmers and Ms. Murphy 5,300 and 2,700 shares, respectively, as additional compensation for services rendered during the management transition. The equity compensation portion of the fiscal 2012 Director Compensation Program is substantially the same as the fiscal 2011 Director Compensation Program.

On March 25, 2011, our Compensation Committee amended outstanding options to purchase an aggregate of 242,192 shares of our common stock held by Messrs. Anderson, Blue and Davis to provide that such options would, after the end of their terms of office as directors, remain exercisable until May 10, 2012 and, if not fully vested, would continue to vest in accordance with the options’ quarterly vesting schedule.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following provides information as of January 25, 2012, except as otherwise indicated in the footnotes to the following table, with respect to the beneficial ownership of our common stock, by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of January 25, 2012 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 20,198,602 shares of common stock outstanding on January 25, 2012.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% or Greater Stockholders
Combined group of Jacob Safier and Ltova Holdings LLC (1)	3,853,263	19%
Wellington Management Company, LLP and Wellington Trust Company, NA (2)	2,294,358	11%
Ashford Capital Management, Inc. (3)	1,794,841	9%
Combined group of Black Horse Capital, LP, Black Horse
Capital Master Fund Ltd., Black Horse Capital
Management LLC, and Dale Chappell (4)	1,065,309	5%
Combined group of Coliseum Capital Management, LLC,
Coliseum Capital, LLC, Coliseum Capital Partners, L.P.,
Blackwell Partners, LLC, Adam Gray and
Christopher Shackleton (5)	1,005,103	5%
T. Rowe Price Associates, Inc. (6)	1,000,000	5%
Combined group of MSMB Healthcare LP, MSMB
Healthcare Investors LLC, MSMB Healthcare
Management LLC, Bloomfield Partners LP,
Pompeii Management, LLC, MSMB Capital
Management, LLC and Martin Shkreli (7)	996,723	5%

Named Executive Officers and Directors
Gregory A. Gould (8)	659,137	3%
Ronald R. Dilling (9)	180,485	*
Katheryn E. Shea (10)	149,503	*
John J. (Sean) O’Connor II (11)	90,000	*
Joseph M. Nemmers, Jr (12)	27,439	*
E. Kevin Hrusovsky (13)	14,379	*
Sarah L. Murphy (14)	105,645	*
Jill Tillman (15)	104,859	*
Susan L.N. Vogt (16)	864,680	4%
All current executive officers and directors as a group (8 persons) (17)	1,331,447

*  Indicates beneficial ownership of less than one percent.

(1)	The address for Mr. Jacob Safier and Ltova Holdings LLC is c/o Marc Weingarten, Esq., Schulte Roth & Zabel LLP, 919 Third Avenue, New York, NY 10022. Information is based on a Schedule 13D/A filed by Ltova Holdings LLC and Mr. Safier on November 10, 2010. Ltova Holdings LLC may be deemed to have sole power to vote and dispose of 2,846,657 shares of our common stock. Mr. Safier, as sole managing member of Ltova Holdings LLC, may be deemed to own beneficially the shares beneficially owned by Ltova Holdings LLC and, together with the 1,006,606 shares directly owned by him, may be deemed to have the sole power to vote and dispose of an aggregate of 3,853,263 shares of our common stock.

(2)	The address for Wellington Management Company, LLP and Wellington Trust Company, NA is 280 Congress Street, Boston, MA 02210. Information is based on two Schedules 13G separately filed by Wellington Management Company, LLP and Wellington Trust Company, NA on December 12, 2011. Each Schedule 13G reflects that the reporting person, in its capacity as investment adviser, may be deemed to beneficially own and have shared voting and dispositive power over 2,294,358 shares of our common stock that are owned by clients of the reporting person. According to each Schedule 13G, those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to each Schedule 13G, no such client (other than Wellington Trust Company, NA with respect to the Schedule 13G filed by Wellington Management Company, LLP) is known to have such right or power with respect to more than five percent of this class of securities. Wellington Management Company, LLP has advised us that the shares reported as beneficially owned by it are the same shares reported as beneficially owned by Wellington Trust Company, NA.

(3)	The address for Ashford Capital Management, Inc. is 1 Walkers Mill Road, Wilmington, DE 19807. Information is based on a Schedule 13G/A filed by Ashford Capital Management, Inc. on February 9, 2011. 1,794,841 shares of common stock are held by clients of Ashford Capital Management, Inc., two separate limited partnerships and two commingled funds, and Ashford, in its capacity as investment advisor, may be deemed to have the sole power to vote and dispose of all the shares. Ashford Capital Management, Inc. has advised us that, as of January 25, 2012, it beneficially owned less than five percent of our common stock

(4)	The address for Black Horse Capital LP, Black Horse Capital Management LLC and Mr. Dale Chappell is 338 S. Sharon Amity Road, #202, Charlotte, NC 28211. The address for Black Horse Capital Master Fund Ltd. is c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Information is based on a Schedule 13G/A filed on February 14, 2011 by these persons. The above amount includes 660,185 shares of our common stock owned by Black Horse Capital LP and 405,124 shares of our common stock owned by Black Horse Capital Master Fund Ltd. Black Horse Capital Management LLC and Mr. Chappell each beneficially own all of the shares of our common stock owned by Black Horse Capital LP and Black Horse Capital Master Fund Ltd. Black Horse Capital LP, Black Horse Capital Management LLC and Mr. Chappell share voting and dispositive control over the 660,185 shares of our common stock owned by Black Horse Capital LP. Black Horse Capital Master Fund Ltd., Black Horse Capital Management LLC and Mr. Chappell share voting and dispositive power over the 405,124 shares of our common stock owned by Black Horse Capital Master Fund Ltd.

(5)	The address for Coliseum Capital Management, LLC, Coliseum Capital, LLC, Coliseum Capital Partners, L.P., Mr. Adam Gray and Mr. Christopher Shackleton is 767 Third Avenue, 35th Floor, New York, NY 10017. The address for Blackwell Partners, LLC is c/o DUMAC, LLC, 406 Blackwell Street, Suite 300, Durham, NC 27701. Information is based on a Schedule 13G filed on April 7, 2011 by these persons. The above amount includes: (i) 1,005,103 shares of our common stock over which Coliseum Capital Management, LLC, Mr. Gray and Mr. Shackleton share voting and dispositive power; (ii) 567,497 shares of our common stock over which Coliseum Capital, LLC and Coliseum Capital Partners, L.P. share voting and dispositive power; and (iii) 437,606 shares of our common stock over which Blackwell Partners, L.P. shares voting and dispositive power. Each of the reporting persons may be deemed to be members of a group with respect to the shares of our common stock owned by Coliseum Capital Partners, L.P. and Blackwell Partners, LLC.

(6)	The address for T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202. Information is based on a Schedule 13G/A filed by T. Rowe Price Associates, Inc. on February 11, 2011. The above amount consists of 1,000,000 shares of our common stock held by individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment adviser. T. Rowe Price Associates, Inc. has the sole power to vote and dispose of all such shares. T. Rowe Price Associates, Inc. expressly disclaims that it is the beneficial owner of these shares.

(7)	The address for MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC, Bloomfield Partners LP, Pompeii Management, LLC, MSMB Capital Management, LLC and Mr. Martin Shkreli is 330 Madison Avenue, 6th Floor, New York, NY 10017. Information is based on a Schedule 13D filed by these persons on July 11, 2011. MSMB Healthcare LP owns and has sole voting and dispositive power over 950,777 shares of our common stock. MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and Mr. Shkreli have shared voting and dispositive power over such shares and may, by virtue of their relationships to MSMB Healthcare LP, be deemed to beneficially own such shares. Each of MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and Mr. Shkreli disclaim beneficial ownership of such shares for all other purposes. Bloomfield Partners LP owns and has sole voting and dispositive power over 45,946 shares of our common stock. Each of Pompeii Management, LLC, MSMB Capital Management, LLC and Mr. Shkreli have shared voting and dispositive power over such shares and may, by virtue of their relationships to Bloomfield Partners LP, be deemed to beneficially own such shares. Each of Pompeii Management, LLC, MSMB Capital Management, LLC and Mr. Shkreli disclaim beneficial ownership of such shares for all other purposes.

(8)	Consists of 237,471 shares of common stock and 421,666 shares of common stock underlying options exercisable within 60 days of January 25, 2012.

(9)	Consists of 90,485 shares of common stock and 90,000 shares of common stock underlying options exercisable within 60 days of January 25, 2012.
(10)	Consists of 69,503 shares of common stock and 80,000 shares of common stock underlying options exercisable within 60 days of January 25, 2012.
(11)	Consists of 90,000 shares of common stock.
(12)	Consists of 8,039 shares of common stock and 19,400 shares of common stock underlying options exercisable within 60 days of January 25, 2012.
(13)	Consists of 2,739 shares of common stock and 11,640 shares of common stock underlying options exercisable within 60 days of January 25, 2012.
(14)	Consists of 24,395 shares of common stock and 81,250 shares of common stock underlying options exercisable within 60 days of January 25, 2012.
(15)	Consists of 23,609 shares of common stock and 81,250 shares of common stock underlying options exercisable within 60 days of January 25, 2012.
(16)	Consists of 414,680 shares of common stock and 450,000 shares of common stock underlying options exercisable within 60 days of January 25, 2012. Ms. Vogt’s employment with us terminated on July 25, 2011.
(17)	See footnotes 8-15 above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information as of September 30, 2011 with respect to our Amended and Restated 2001 Stock Incentive Plan, our 2009 Equity Incentive Plan and commitments pursuant to employment agreements with our Interim President, Interim Chief Executive Officer and Chief Financial Officer, Gregory A. Gould, and our former President and Chief Executive Officer, Susan L.N. Vogt.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders:
Amended and Restated 2001 Stock Incentive Plan	952,068	(1)	3.63	–
2009 Equity Incentive Plan	548,873	(2)	3.17	440,117
Equity compensation plans not approved by security holders:				–
Individual compensation arrangements	700,000	(3)	5.93	440,117
Total	2,200,941		4.24	440,117

(1)	Does not include 384,445 shares of restricted stock granted under the Amended and Restated 2001 Stock Incentive Plan which were not vested as of September 30, 2011 and therefore subject to forfeiture.

(2)	Does not include 199,980 shares of restricted stock granted under the 2009 Equity Incentive Plan which were not vested as of September 30, 2011 and therefore subject to forfeiture. Any forfeited shares of restricted stock granted under the 2009 Equity Incentive Plan would be available for issuance under the 2009 Equity Incentive Plan.

(3)	450,000 options were issued to Ms. Vogt on August 25, 2006 at an exercise price of $6.00 per share. These options vested in equal annual installments over a period of three years and expire on August 24, 2012. 250,000 options were issued to Mr. Gould on October 3, 2006 at an exercise price of $5.80 per share. These options vested in equal annual installments over a period of three years and have a maximum term of ten years.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of fiscal 2010, we have not engaged in any reportable related-party transactions with any of our directors, executive officers or beneficial owners of more than five percent of our common stock or any of their related persons.

Executive Compensation

We have entered into employment agreements with some of our executive officers. For a detailed description of these employment agreements, see “Executive Compensation–Employment Arrangements.” We have also granted equity compensation to our executive officers. For more information regarding these equity compensation arrangements, see “Executive Compensation–Equity Incentive Plans” and “–Option Agreements.” Please see “Executive Compensation–Summary Compensation Table” for additional information regarding the compensation of our executive officers.

Director Compensation

Please see “Executive Compensation–Director Compensation” for a discussion of the compensation of our non-employee directors.

Review and Approval of Related Party Transactions

The charter of the Audit Committee of our Board of Directors requires it to review and approve all related-party transactions. We have not adopted any specific policies and procedures with respect to the Audit Committee’s review and approval of such transactions. The Audit Committee will review and consider related-party transactions on an ad hoc basis and factor all relevant facts and circumstances into its decision regarding whether or not to approve such transactions.

Director Independence

Our Board of Directors has determined that all of our current directors, namely Joseph M. Nemmers, Jr., E. Kevin Hrusovsky, Sarah L. Murphy and Jill Tillman, meet the requirements of The NASDAQ Stock Market, Inc., or Nasdaq, for the independence of directors.

Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee consist solely of independent directors, as defined by Nasdaq rules. The members of our Audit Committee also meet the additional independence and experience requirements of the Securities and Exchange Commission and Nasdaq applicable specifically to members of the Audit Committee. In addition, all of the members of our Compensation Committee are “non-employee directors” within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act of 1934, as amended.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 22, 2010, the Audit Committee of our Board of Directors dismissed Mayer Hoffman McCann P.C., or Mayer Hoffman, as our independent registered public accounting firm. On January 11, 2011, the Audit Committee engaged BDO USA, LLP as our new independent registered public accounting firm. Representatives from BDO USA, LLP are expected to attend the annual meeting, to have the opportunity to make a statement if they wish to do so, and to respond to appropriate questions from stockholders. Representatives from Mayer Hoffman are not expected to attend the annual meeting. However, if they do attend, they will have the opportunity to make a statement if they wish to do so and to respond to appropriate questions from stockholders.

Mayer Hoffman's reports on our financial statements for the fiscal years ended September 30, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2010 and 2009 and the subsequent period through December 22, 2010, we had no disagreements with Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mayer Hoffman, would have caused Mayer Hoffman to make reference to the subject matter of the disagreement in its report on our financial statements, and during such periods there were no "reportable events," as the term is described in Item 304(a)(1)(v) of Regulation S-K.

Fees for professional services

Below is a summary of the fees that we accrued for services performed by our independent registered public accounting firms during fiscal 2011 and fiscal 2010:

Audit Fees

The aggregate fees accrued for Mayer Hoffman McCann for professional services rendered for the audit of our annual financial statements for fiscal 2010 and the review of the financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2010 were $304,594. The aggregate fees accrued for BDO USA, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal 2011and the review of the financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2011 were $213,174.

Audit-Related Fees

The aggregate fees accrued for Mayer Hoffman McCann for audit-related services performed in fiscal 2010 were $15,363. The audit-related fees were for miscellaneous accounting consultations, including acquisition accounting consultations. The aggregate fees accrued for BDO USA, LLP for audit-related services performed in fiscal 2011 were $0.

Tax Fees

The aggregate fees accrued for Mayer Hoffman McCann for tax services performed in fiscal 2010 were $0. The aggregate fees accrued for BDO USA, LLP for tax services performed in fiscal 2011 were $0.

All Other Fees

There were no fees billed by Mayer Hoffman McCann or BDO USA, LLP for services other than those described above for fiscal 2011 or fiscal 2010.

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

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. In fiscal 2011 and 2010, 100% of the auditor’s fees were pre-approved by the Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed with the Annual Report on Form 10-K, as originally filed with the SEC on November 21, 2011, are listed in the index to the financial statements, which appears on page F-1 of the original report.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated March 29, 2007, between SeraCare Life Sciences, Inc. and BioServe Biotechnologies Limited.	8-K	3/29/07	10.1
2.2	First Amended Joint Plan of Reorganization of the Debtor and Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.1
2.3	Order on Confirmation of First Amended Joint Plan of Reorganization of the Debtor and The Ad Hoc Equity Committee, as Modified.	8-K	2/23/07	2.2
2.4	Merger Agreement between SeraCare Life Sciences, Inc. and Reorganized SeraCare, dated May 17, 2007.	8-K	5/17/07	2.3
3.1	Certificate of Incorporation.	8-A	5/17/07	3.1
3.2	Amended and Restated Bylaws.	8-K	9/3/08	3.1
4.1	Form of SeraCare Life Sciences, Inc. common stock certificate.	8-A	5/17/07	4.1
10.1.1	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.1
10.1.2	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Susan L.N. Vogt.*	10-K	11/19/09	10.1.2
10.1.3	Restricted Stock Agreement dated as of December 8, 2010 by and between SeraCare Life Sciences, Inc. and Susan L.N. Vogt *	10-Q	2/11/11	10.3
10.1.4	Employment Agreement, as amended and restated November 18, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.3
10.1.5	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Gregory A. Gould.*	10-K	11/19/09	10.1.4
10.1.6	Restricted Stock Agreement dated as of December 8, 2010 by and between SeraCare Life Sciences, Inc. and Gregory A. Gould *	10-Q	2/11/11	10.4
10.1.7	Employment Agreement, dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	2/1/08	10.1
10.1.8	Amendment dated December 31, 2008 to the Employment Agreement dated February 1, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.3
10.1.9	Amendment dated March 30, 2009 to the Employment Agreement dated February 1, 2008 and amended December 31, 2008, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	8-K	4/2/09	10.4
10.1.10	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Ronald R. Dilling.*	10-K	11/19/09	10.1.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1.11	Offer Letter, dated September 1, 2004, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	S-1	6/19/08	10.1.4
10.1.12	Letter Agreement Re: Modification of Award, dated October 30, 2009, between SeraCare Life Sciences, Inc. and Katheryn E. Shea.*	10-K	11/19/09	10.1.10
10.1.13	Severance Agreement dated as of December 31, 2010 by and between SeraCare Life Sciences, Inc. and William J. Smutny.*	8-K	1/13/11	10.1
10.1.14	Offer letter dated January 28, 2011 for John J. O’Connor II*	10-Q	5/12/11	10.1
10.2.1	Amended and Restated 2001 Stock Incentive Plan, as amended.*	10-K	11/19/09	10.2.1
10.2.2	2009 Equity Incentive Plan.*	S-8	3/13/09	4.1
10.2.3	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended .*	8-K	5/21/07	99.2
10.2.4	Form of Incentive Stock Option Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended.*	8-K	5/21/07	99.3
10.2.5	Form of Restricted Stock Agreement under the Amended and Restated 2001 Stock Incentive Plan, as amended *	10-Q	2/11/11	10.1
10.2.6	Form of Restricted Stock Agreement under the 2009 Equity Incentive Plan *	10-Q	2/11/11	10.2
10.2.7	Form of Nonqualified Stock Option Agreement under the 2009 Equity Incentive Plan *+				X
10.3.1	SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-K	11/19/09	10.3.4
10.3.2	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2010 Director Compensation Program.*	10-Q	8/11/10	10.2
10.3.3	SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program.*	10-K	12/01/10	10.3.6
10.3.4	Amended and Restated SeraCare Life Sciences, Inc. Fiscal 2011 Director Compensation Program.*	10-Q	7/26/11	10.1
10.3.5	SeraCare Life Sciences, Inc. Fiscal 2012 Director Compensation Program.*+				X
10.4	SeraCare Life Sciences, Inc. Management Incentive Program.*	10-K	1/31/08	10.4
10.5	Award/Contract No. HHSN261200655000C, dated September 30, 2005, by and between SeraCare Life Sciences, Inc. d/b/a SeraCare BioServices and the National Cancer Institute.	8-K	10/6/05	10.1
10.6	Contract No. HHSN272200700060C among Office of Acquisitions, DEA, National Institute of Allergy and Infectious Diseases, National Institutes of Health, DHHS and SeraCare Life Sciences, Inc. dated September 30, 2007.	8-K	10/3/07	10.1
10.7	Lease Agreement dated as of October 1, 2007 by and between Birchwood Fortune — SPVEF, LLC and SeraCare Life Sciences, Inc.	8-K	10/4/07	10.1
10.8	Lease Agreement dated as of May 16, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.8.1	First Amendment to the Lease Agreement dated October 14, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.1
10.8.2	Second Amendment to the Lease Agreement dated December 9, 1997 by and between BBI-Biotech Research Laboratories, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.2
10.8.3	Third Amendment to the Lease Agreement dated June 14, 2007 by and between SeraCare Life Sciences, Inc. and B.F. Saul Real Estate Investment Trust.	10-K	1/31/08	10.8.3
10.8.4	Landlord’s Lien Subordination Agreement dated July 9, 2007 by and between Saul Holdings Limited Partnership and Merrill Lynch Business Financial Services, Inc.	10-K	1/31/08	10.8.4
10.9	Assignment of Lease, dated September 14, 2004, between SeraCare Life Sciences, Inc. and BBI-Biotech Research Laboratories, Inc.	10-K	12/01/10	10.9
10.10	Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company.	8-K	9/16/04	10.3
10.11	Guaranty, dated as of September 14, 2004, made by SeraCare Life Sciences, Inc. in favor of Commerce Bank & Trust Company.	8-K	9/16/04	10.4
10.12	Loan Agreement, dated March 31, 2000, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.5
10.13	Allonge to Loan Agreement, dated August 15, 2002, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.6
10.14	Agreement, dated March 27, 2003, between Boston Biomedica, Inc. and Commerce Bank & Trust Company.†	8-K	9/16/04	10.7
10.15	$2,900,000 Note, dated March 31, 2000, issued by Boston Biomedica, Inc. and payable to the order of Commerce Bank & Trust Company.†	8-K	9/16/04	10.8
10.16	Mortgage and Security Agreement, dated March 31, 2000, granted by Boston Biomedica, Inc. to Commerce Bank & Trust Company.†	8-K	9/16/04	10.9
10.17	Amendment to Promissory Note, Loan Agreement, Mortgage and Loan Documents and Assumption and Loan Modification Agreement, dated July 31, 2009, by and between Commerce Bank & Trust Company and SeraCare Life Sciences, Inc.	8-K	8/3/09	10.1
10.18	Loan Agreement dated as of December 30, 2010 by and among SeraCare Life Sciences, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Middlesex Savings Bank, as letter of credit issuer and administrative agent.	8-K	1/6/11	10.1
10.19	Security Agreement dated as of December 30, 2010 by and among SeraCare Life Sciences, Inc., as borrower, the guarantors from time to time party thereto, and Middlesex Savings Bank, as administrative agent.	8-K	1/6/11	10.2
10.20	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 10, 2005 by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	12/01/10	10.18

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.20.1	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 18, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.18
10.20.2	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of September 23, 2009, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-K	11/19/09	10.19
10.20.3	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of March 16, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	4/29/10	10.20
10.20.4	Amendment of Solicitation/Modification of Contract No. NOI-HB-87144 dated as of June 4, 2010, by and between the National Institutes of Health and SeraCare Life Sciences, Inc.	10-Q	8/11/10	10.1
10.21	Award/Contract No. HHSN2682011000031C, dated April 27, 2011, by and among SeraCare Life Sciences, Inc. and National Institutes of Health – National Heart, Lung and Blood Institute.	8-K	5/2/11	10.1
10.22	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of July 1, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.	10-Q	7/26/11	10.3
10.23	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of September 8, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.+				X
10.24	Amendment of Solicitation/Modification of Contract No. HHSN261200655000C, dated as of October 1, 2011, by and between the National Cancer Institute and SeraCare Life Sciences, Inc.+				X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers.	8-K	5/21/07	99.4
23.1	Consent of BDO USA LLP+				X
23.2	Consent of Mayer Hoffman McCann P.C.+				X
31.1	Sarbanes-Oxley Act Section 302 Certification of Interim Chief Executive Officer.				X
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.				X
32.1	Sarbanes-Oxley Act Section 906 Certification of Interim Chief Executive Officer and Chief Financial Officer.+				X
101	Interactive Data Files regarding (a) our Balance Sheets as of September 30, 2011 and September 30, 2010, (b) our Statements of Operations for the Years Ended September 30, 2011, 2010 and 2009, (c) our Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009 and (d) the Notes to such Financial Statements.+				X

*	Indicates management contract or compensatory plan or arrangement.
+	Previously filed with the 10-K filed on November 21, 2011.
†	In accordance with the terms of the Assumption and Modification Agreement, dated as of September 14, 2004, between SeraCare Life Sciences, Inc. and Commerce Bank & Trust Company, SeraCare Life Sciences, Inc. agreed to assume certain of the obligations of Boston Biomedica, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeraCare Life Sciences, Inc.

By:	/s/ Gregory A. Gould
Gregory A. Gould
Interim President, Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Date: January 30, 2012