Form 10-Q
period 2011-12-31
SERACARE LIFE SCIENCES INC
filed 2012-02-10
CIK 1156295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares of common stock outstanding as of February 3, 2012 was 20,200,094.

PART I: FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We caution you that this document contains disclosures that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budget, projected costs or cost savings, capital expenditures, competitive positions, growth opportunities for existing products or products under development, plans and objectives of management for future operations and markets for stock are forward-looking statements. In addition, forward-looking statements include statements in which we use words such as “expect,” “believe,” “anticipate,” “intend,” or similar expressions. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure you that these expectations will prove to have been correct, and actual results may differ materially from those reflected in the forward-looking statements. Factors that could cause our actual results to differ from the expectations reflected in the forward-looking statements in this document include, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2011 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Many of these factors are beyond our ability to control or predict. We do not undertake any obligation to update any forward-looking statements.

Item 1. Financial Statements

SERACARE LIFE SCIENCES, INC.

BALANCE SHEETS — UNAUDITED

	As of	As of
	December 31,	September 30,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$19,488,126	$18,106,164
Accounts receivable, less allowance for doubtful accounts of $190,000 and $180,000 as of December 31, 2011 and September 30, 2011, respectively	6,707,609	6,339,422
Taxes receivable	4,058	4,058
Inventory	10,679,205	10,163,407
Prepaid expenses and other current assets	216,617	127,021
Total current assets	37,095,615	34,740,072
Property and equipment, net	5,489,997	5,669,065
Goodwill	4,284,979	4,284,979
Other assets	320,026	384,086
Total assets	$47,190,617	$45,078,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,271,155	$2,035,058
Accrued expenses	2,635,392	2,384,301
Liabilities under capital leases	17,576	23,525
Total current liabilities	4,924,123	4,442,884
Other long-term liabilities	1,969,430	2,030,943
Total liabilities	6,893,553	6,473,827
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued or outstanding as of December 31, 2011 or September 30, 2011	-	-
Common stock, $.001 par value, 35,000,000 shares authorized; 19,376,224 and 19,069,678 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	19,376	19,070
Additional paid-in capital	106,467,743	105,786,650
Retained earnings (deficit)	(66,190,055)	(67,201,345)
Total stockholders’ equity	40,297,064	38,604,375
Total liabilities and stockholders’ equity	$47,190,617	$45,078,202

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF OPERATIONS — UNAUDITED

	For the three months ended
	December 31,
	2011	2010
Revenue	$11,367,823	$10,462,497
Cost of revenue	6,407,862	6,494,610
Gross profit	4,959,961	3,967,887
Research and development expense	412,234	309,247
Selling, general and administrative expenses	3,087,723	2,946,928
Costs related to exploration of strategic alternatives	404,304	-
Reorganization items	-	(846,094)
Operating income	1,055,700	1,557,806
Interest (expense) income, net	(34,478)	22,282
Other income, net	1,200	452
Income before income taxes	1,022,422	1,580,540
Income tax expense	11,132	-
Net income	$1,011,290	$1,580,540
Earnings per common share
Basic	$0.05	$0.08
Diluted	$0.05	$0.08
Weighted average shares outstanding
Basic	19,257,840	18,861,196
Diluted	19,415,105	19,270,477

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

STATEMENTS OF CASH FLOWS — UNAUDITED

	For the three months ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,011,290	$1,580,540
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	321,728	292,837
Amortization of deferred financing expenses	45,132	-
Bad debt expense	10,000	3,536
Write-down of inventory	196,758	103,969
(Gain) loss on disposal of property and equipment	(1,200)	9,599
Gain on disposition of certain assets of Genomics Collaborative division	-	(7,500)
Stock-based compensation	244,465	235,614
(Increase) decrease from changes:
Accounts receivable	(378,187)	644,092
Inventory	(712,556)	(561,137)
Prepaid expenses and other current assets	(89,596)	156,832
Other assets	18,928	215,354
Increase (decrease) from changes:
Accounts payable	236,097	(149,750)
Accrued expenses and other liabilities	189,578	(1,092,756)
Net cash provided by operating activities	1,092,437	1,431,230
Cash flows from investing activities:
Purchases of property and equipment	(142,660)	(1,179,435)
Proceeds from the disposal of property and equipment	1,200	-
Proceeds from the disposition of certain assets of Genomics Collaborative division	-	7,500
Net cash used in investing activities	(141,460)	(1,171,935)
Cash flows from financing activities:
Repayments of long-term debt	(5,949)	(13,747)
Payments of tax withholding for vested restricted stock	(58,566)	-
Deferred financing expenses	-	(186,902)
Proceeds from exercise of options	495,500	75,830
Net cash provided by (used in) financing activities	430,985	(124,819)
Net increase in cash and cash equivalents	1,381,962	134,476
Cash and cash equivalents, beginning of period	18,106,164	16,074,915
Cash and cash equivalents, end of period	$19,488,126	$16,209,391

See accompanying notes to financial statements.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed financial statements of SeraCare Life Sciences, Inc. (“SeraCare” or the “Company”) for the three months ended December 31, 2011 and 2010 presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In addition, the September 30, 2011 unaudited condensed Balance Sheet was derived from the audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2011 and the notes thereto included in the Company’s Annual Report on Form 10-K, as amended. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited September 30, 2011 financial statements.

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Quarterly operating results are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2012.

To prepare the financial statements in conformity with GAAP, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In particular, SeraCare provides estimates regarding the collectability of accounts receivable, the net realizable value of the Company’s inventory and the recoverability of long-lived assets, as well as the Company’s deferred tax asset and valuation allowance. On an ongoing basis, the Company evaluates its estimates based on historical experience and various other assumptions that SeraCare believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

2. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ( the “FASB”) issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The guidance is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The Company adopted this guidance on October 1, 2011. The guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro forma Information for Business Combinations.  The guidance is effective for fiscal periods beginning after December 15, 2010 and clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company adopted this guidance on October 1, 2011. The guidance did not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance is effective for fiscal years beginning after December 15, 2011 (early adoption is permitted) and provides an elective option of applying qualitative factors to determine impairment as opposed to the two-step test. The option allows for the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. The Company did not elect this option as of December 31, 2011. The Company does not believe that this guidance will have a material effect on the financial position, results of operations or cash flows of the Company.

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

Inventory consists of the following:

	December 31, 2011	September 30, 2011
Raw materials and supplies	$1,274,649	$1,323,338
Work-in process	882,711	1,117,682
Finished goods	9,884,264	9,092,936
Gross inventory	12,041,624	11,533,956
Reserve for obsolete inventory	(1,362,419)	(1,370,549)
Net inventory	$10,679,205	$10,163,407

4. Commitments and Contingencies

The Company is involved from time to time in litigation incidental to the conduct of the Company’s business, but the Company is not currently a party to any material lawsuit or proceeding.

SERACARE LIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

5. Leases

On October 1, 2007, the Company entered into a lease agreement pursuant to which the Company is leasing space in three buildings in a business park in Milford, Massachusetts. The initial term of the lease agreement is approximately ten years and expires in January 2018. The lease may be extended by the Company for three successive extension terms of five years each, subject to certain conditions set forth in the lease agreement. The Milford facility houses SeraCare’s entire Massachusetts operations, including the Company’s corporate headquarters. During fiscal 2008, the landlord reimbursed the Company $1.2 million for leasehold improvements. The Company has recorded the $1.2 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. The Company is also accounting for the lease expense using the straight-line method which results in a deferred lease liability. As of both December 31, 2011 and September 30, 2011, the total deferred lease liability for this facility was $1.3 million.

In addition, the Company is currently leasing properties in Frederick, Maryland and Gaithersburg, Maryland. These operating leases expire July 2015 and October 2017, respectively. These properties include laboratories, refrigerated storage facilities and administrative offices. These leases are accounted for as operating leases using the straight-line method. During fiscal 2009, the Company’s landlord reimbursed the Company $0.4 million for leasehold improvements at the Company’s Gaithersburg facility. The Company has recorded the $0.4 million as a deferred lease liability which is recognized over the term of the lease using the straight-line method. As of both December 31, 2011 and September 30, 2011, the total deferred lease liability for both facilities was $1.0 million. The Company also leases various equipment under capital leases.

A summary of the deferred lease liabilities is as follows:

	December 31, 2011	September 30, 2011
Current deferred lease liabilities	$249,811	$242,390
Long-term deferred lease liabilities	1,969,430	2,030,943
Total deferred lease liabilities	$2,219,241	$2,273,333

6. Debt

Debt consists of the following:

	December 31, 2011	September 30, 2011
Total debt - Consisting of capital leases	$17,576	$23,525
Less current portion	(17,576)	(23,525)
Total long-term debt	$-	$-

Middlesex Savings Bank and Commerce Bank and Trust Company Loan Agreement

On December 30, 2010, the Company entered into a secured Loan Agreement with Middlesex Savings Bank and Commerce Bank and Trust Company. The Loan Agreement provides the Company with senior secured credit facilities in the aggregate amount of $20.0 million. The credit facilities consist of:  a $5.0 million revolving credit facility, which provides both for the making of revolving loans and the issuance of letters of credit, subject to certain conditions as set forth in the Loan Agreement; and a $15.0 million term loan facility, which allows the Company to borrow up to four separate term loans prior to February 29, 2012, subject to certain conditions and limits as set forth in the Loan Agreement. Currently it is the Company’s intention to renew the loan.

The proceeds of the revolving credit facility may be used by the Company for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of the Company’s eligible accounts receivable and eligible inventory. As of December 31, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and the Company must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of December 31, 2011 was 3.75% per annum. As of December 31, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of December 31, 2011 was 3.75% per annum. There were no amounts outstanding as of December 31, 2011 under the term loan facility.

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

The Loan Agreement contains various customary representations, financial and non-financial covenants, and events of defaults. The covenants include, among others: restrictions on the existence or incurrence of indebtedness; restrictions on the existence or incurrence of liens; restrictions on mergers, acquisitions and dispositions of assets; restrictions on the payment of dividends and distributions on Company stock, on repurchases of Company stock, and on other restricted payments; restrictions on the making of investments; and a maximum consolidated senior leverage ratio and a minimum consolidated debt service coverage ratio.  As of December 31, 2011, the Company is in compliance with its covenants.  Upon the occurrence of an event of default (subject in some cases to certain grace periods and cure rights of the Company), the lenders may accelerate the payment of the loans and/or terminate their commitments to lend, in addition to exercising other legal remedies, including foreclosing on the collateral for the loans.

Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets.

During the three months ended December 31, 2010, the Company capitalized $0.2 million of costs directly related to the Loan Agreement. These costs are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method.

7. Costs Related to Exploration of Strategic Alternatives

During the fiscal year ended September 30, 2011, the Company’s Board of Directors announced steps taken to improve the performance of the Company, including the retention of Lazard Freres & Co. LLC to provide advisory services, including assistance with the exploration of strategic alternatives. Costs related to the exploration of strategic alternatives for the three months ended December 31, 2011 were $0.4 million. There was no cost related to the exploration of strategic alternatives for the three months ended December 31, 2010.

8. Reorganization Items

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

During the three months ended December 31, 2011, the Company granted 6,867 and 3,496 shares of common stock to its Interim Chief Executive Officer and non-employee directors, respectively. Former employees exercised 256,400 stock options during the three months ended December 31, 2011.

The Loan Agreement contains certain restrictions on the payment of dividends on the Company’s stock.

10. Stock-Based Compensation Plans

The Company has granted various stock-based awards under its Amended and Restated 2001 Stock Incentive Plan, as amended, and its 2009 Equity Incentive Plan (collectively, the “Plans”), which are described in further detail in the Company’s Annual Report on Form  10-K, as amended, for the year ended September 30, 2011. The Amended and Restated 2001 Stock Incentive Plan expired in September 2011. Unless the Compensation Committee otherwise provides, stock options vest ratably over three years. The maximum term of a stock option is ten years. Options that are granted to Board members generally vest over one year.

A summary of the Company’s options as of December 31, 2011 and changes during the three months then ended is presented below:

		Weighted-
	Number	Average
	of	Exercise
Options	Shares	Price
Outstanding at September 30, 2011	2,200,941	$4.24
Granted	70,000	$2.73
Exercised	(256,400)	$1.93
Expired	(143,333)	5.22
Forfeited	(1,334)	$3.00

Outstanding at December 31, 2011	1,869,874	$4.43

Exercisable at December 31, 2011	1,703,033	$4.58

As of December 31, 2011, options to purchase 71,536 shares of common stock remain available for future grants under the 2009 Equity Incentive Plan. The Company did not grant any stock options with an exercise price that was less than the market price of the underlying stock on the date of the grant during the three months ended December 31, 2011.

As of December 31, 2011, options to purchase 700,000 shares of common stock were issued outside the Plans. These options vested in equal annual installments over a period of three years and have a maximum term of ten years. The weighted average exercise price of these shares is $5.93. During the three months ended December 31, 2011, there was no activity outside of the Plans. Of these 700,000 options, 450,000 were granted to the Company’s former Chief Executive Officer and expire on August 26, 2012.

Restricted stock has time-based vesting over a term of either four or eight years. Grants with four-year vesting vest at 25% after one year and 6.25% quarterly thereafter. Grants with eight-year vesting vest at 100% on the eighth anniversary of the date of grant. During the three months ended December 31, 2011, 295,000 shares of restricted stock with a vesting term of four years were issued to employees. Restricted stock awards represent shares of common stock issued to employees subject to forfeiture if vesting conditions are not satisfied. Restricted stock cannot be sold, assigned, transferred or pledged during the restriction period.

A summary of the Company’s restricted stock as of December 31, 2011 and changes during the three months then ended is presented below:

		Weighted-
	Number	Average
	of	Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at September 30, 2011	584,425	$4.29
Granted	295,000	$2.74
Forfeited	(2,115)	$4.79
Vested	(59,853)	4.79

Outstanding at December 31, 2011	817,457	$3.69

During the three months ended December 31, 2011, the Company granted 6,867 and 3,496 shares of common stock to its Interim Chief Executive Officer and non-employee directors, respectively. During the three months ended December 31, 2010, the Company granted 3,450 shares of common stock to non-employee directors.

The following table presents stock-based compensation included in the Company’s statements of operations:

	Three Months Ended
	December 31,
	2011	2010

Cost of revenue	$82,207	$69,549
Research and development expense	769	(5,289)
Selling, general and administrative expenses	161,489	171,354
Total stock-based compensation	$244,465	$235,614

Incremental charge to earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

11. Earnings Per Share

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

The following table sets out the computations of basic and diluted earnings per common share:

	Three Months Ended
	December 31,
	2011	2010
Numerator:
Net income	$1,011,290	$1,580,540
Denominator:
Weighted average common shares outstanding	19,257,840	18,861,196
Effect of dilutive securities:
Stock options (1)	157,265	409,281
Diluted weighted average common shares outstanding	19,415,105	19,270,477
Earnings per common share
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

(1)
Excluded from the calculation of diluted earnings per common share for the three months ended December 31, 2011 and 2010 were 1.7 million and 1.4 million shares, respectively, related to stock options because their exercise prices would render them anti-dilutive. For the three months ended December 31, 2011 and 2010, 0.7 million and 0.3 million shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per common share as the assumed proceeds were in excess of the average fair market value of the Company’s common stock which would make them anti-dilutive.

12. Segment Information

The Company’s business is divided into two segments: Diagnostic & Biopharmaceutical Products and BioServices. The Company’s Diagnostic & Biopharmaceutical Products segment includes two types of products: controls and panels, which include the manufacture of products used for the evaluation and quality control of infectious disease testing in hospital and clinical testing labs and blood banks, and by in vitro diagnostic, or IVD, manufacturers; and reagents and bioprocessing products, which include the manufacture and supply of biological materials used in the research, development and manufacturing of human and animal diagnostics, therapeutics and vaccines. The BioServices segment includes biorepository services, sample processing and testing services for research and clinical trials, and contract research services in molecular biology, virology, immunology and biochemistry. These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.

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

The Company’s segment information for the three months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended
	December 31,
	2011	2010
Revenue:
Diagnostic & Biopharmaceutical Products	$8,825,671	$7,271,318
BioServices	2,542,152	3,191,179
Total revenue	$11,367,823	$10,462,497
Gross Profit:
Diagnostic & Biopharmaceutical Products	$4,550,634	$3,381,657
BioServices	409,327	586,230
Total gross profit	$4,959,961	$3,967,887

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

December 31, 2011
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$19,488,126	$-	$-	$19,488,126

September 30, 2011
	Level 1	Level 2	Level 3	Balance
Assets
Cash equivalents	$18,106,164	$-	$-	$18,106,164

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of December 31, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are property and equipment and goodwill. Neither was deemed to be impaired and measured at fair value on a nonrecurring basis for the three months ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and related notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K, as amended,  for the year ended September 30, 2011.

Business Overview

SeraCare serves the global life sciences industry by providing vital products and services to facilitate the discovery, development and production of human and animal diagnostics and therapeutics. Our innovative portfolio includes diagnostic controls, plasma-derived reagents and molecular biomarkers, biorepository services and contract research services. Our quality systems, scientific expertise and state-of-the-art facilities support our customers in meeting the stringent requirements of the highly regulated life sciences industry.

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

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2011, we have identified revenue recognition, returns, inventory valuation, valuation of long-lived assets, contingencies and litigation reserves, accounting for goodwill and other intangible assets, accounting for income taxes and stock-based compensation as the accounting policies critical to our operations. We have reviewed our accounting policies and determined that these remain our critical accounting policies for the three months ended December 31, 2011.  For a full discussion of these policies, please refer to our Annual Report on Form 10-K, as amended, for the year ended September 30, 2011.

Results of Operations

The following table presents our statement of operations data as a percentage of revenue:

	Three Months Ended
	December 31,
	2011	2010
	%	%
STATEMENT OF OPERATIONS DATA:
Revenue	100.0	100.0
Cost of revenue	56.4	62.1
Gross profit	43.6	37.9
Research and development expense	3.6	3.0
Selling, general and administrative expenses	27.2	28.1
Costs related to exploration of strategic alternatives	3.5	-
Reorganization items	-	(8.1)
Operating income	9.3	14.9
Interest (expense) income, net	(0.3)	0.2
Other income, net	-	-
Income before income taxes	9.0	15.1
Income tax expense	0.1	-
Net income	8.9	15.1

Comparison of three months ended December 31, 2011 and December 31, 2010

Revenue

The following table sets forth segment revenue in millions of dollars for the three months ended December 31, 2011 and 2010, respectively:

	Three Months Ended
	December 31, 2011	December 31, 2010	Percent change
Diagnostic & Biopharmaceutical Products	$8.8	$7.3	21%
BioServices	2.6	3.2	(20)%
Total revenue	$11.4	$10.5	9%

Revenue for the three months ended December 31, 2011 increased by 9%, or $0.9 million, to $11.4 million from $10.5 million in the three months ended December 31, 2010. Diagnostic & Biopharmaceutical Products revenue during the same period increased by $1.5 million, a 21% increase. The increase is attributable to our new strategy of focusing our sales efforts on our key strategic accounts and the positive effect from upgrading and expanding our sales and marketing organization.

During the three months ended December 31, 2011, revenue for our BioServices segment decreased by $0.6 million, a 20% decrease, to $2.6 million from $3.2 million in the three months ended December 31, 2010. As previously disclosed, the decrease is due to the expiration during the three months ended December 31, 2010 of projects that were funded by the American Recovery and Relief Act.

Gross Profit

Gross profit margin increased to 44% in the three months ended December 31, 2011 from 38% in the three months ended December 31, 2010. Our Diagnostic & Biopharmaceutical Products gross profit margin increased to 52% in the three months ended December 31, 2011 from 47% in the three months ended December 31, 2010. The increase is primarily due to a higher revenue base over which our fixed costs are spread and lower manufacturing expenses resulting from process improvements.

Our BioServices gross profit margin decreased to 16% in the three months ended December 31, 2011 from 18% in the three months ended December 31, 2010. The decrease is due to the lower revenue base over which our costs are spread.

Research and Development Expense

Research and development expense totaled $0.4 million, or 4% of revenue, in the three months ended December 31, 2011 as compared to $0.3 million, or 3% of revenue, in the three months ended December 31, 2010. The increase in expense is due to our commitment to fund research and development, enabling us to stay competitive and expand into new markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3.1 million, or 27% of revenue in the three months ended December 31, 2011, from $2.9 million, or 28% of revenue in the three months ended December 31, 2010. The increase is primarily due to an increase in incentive-based compensation as a result of improved financial performance as well as higher sales and marketing expenses primarily due to the upgrade and expansion of our sales force. During fiscal 2012, we expect selling,  general and administrative expenses to continue to increase in amount as we invest in sales and marketing initiatives to drive increased sales.  During the three months ended December 31, 2010, we incurred severance costs of $0.1 million for the termination of our Vice President, Sales and Marketing.

Costs Related to Exploration of Strategic Alternatives

Costs related to exploring strategic alternatives were $0.4 million in the three months ended December 31, 2011 and are primarily legal costs. We expect these costs will continue until we have concluded the process of exploring strategic alternatives. There were no costs related to strategic alternatives in the three months ended December 31, 2010.

Reorganization Items

In connection with our 2007 plan of reorganization, an aggregate of $4.4 million was paid into an escrow for the purpose of covering settlement payments and legal expenses for certain persons who served as our directors and officers in fiscal 2005.  During the three months ended December 31, 2010, we were informed that the escrow funds were not entirely used and we were refunded $0.9 million, including interest.  For more details regarding these reorganization items, see note 8 of the notes to our unaudited financial statements included in Item 1 of this report.

Operating Income

Operating income resulted from the factors above and also included certain non-cash expenses. Operating income was $1.1 million for the three months ended December 31, 2011, which included stock-based compensation of $0.2 million, depreciation and amortization of $0.3 million and costs related to the exploration of strategic alternatives of $0.4 million. Operating income was $1.6 million for the three months ended December 31, 2010, which included stock-based compensation of $0.2 million, depreciation and amortization of $0.3 million and reorganization items of a $0.8 million gain.

Interest Expense and Other Income

Interest expense and income was nominal during the three months ended December 31, 2011 and 2010.

Income Tax Expense

Income tax expense for the three months ended December 31, 2011 and 2010 was nominal because our taxable income was largely offset by our net operating loss carryforwards. As of December 31, 2011, we had deferred tax assets, net of liabilities, of $30.3 million, which were fully reserved on the balance sheet.

Net Income and Earnings Per Share

As a result of the above, net income was $1.0 million in the three months ended December 31, 2011 compared to net income of $1.6 million in the three months ended December 31, 2010. Earnings per share on a basic and diluted basis was $0.05 in the three months ended December 31, 2011 compared to earnings per share of $0.08 in the three months ended December 31, 2010.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash over the three month periods indicated (in millions):

	Three Months Ended
	December 31, 2011	December 31, 2010
Net cash provided by operating activities	$1.1	$1.4
Net cash used in investing activities	(0.1)	(1.2)
Net cash provided by (used in) financing activities	0.4	(0.1)
Net increase in cash and cash equivalents	$1.4	$0.1

As of December 31, 2011, our cash balance was $19.5 million, an increase of $1.4 million from our cash balance as of September 30, 2011. We had a current ratio, current assets to current liabilities, of 7.5 to 1 as of December 31, 2011 compared to 7.8 to 1 as of September 30, 2011. Total liabilities as of December 31, 2011 were $6.9 million compared to $6.5 million as of September 30, 2011. The total debt to equity ratio was 0.2 to 1 as of both December 31, 2011 and September 30, 2011.

We believe our current cash on hand combined with expected future operating cash flows will be sufficient to meet our future operating cash needs through at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $1.1 million for the three months ended December 31, 2011, as compared to cash provided by operating activities of $1.4 million for the three months ended December 31, 2010. During the three months ended December 31, 2011, we had net income of $1.0 million, which included non-cash charges of approximately $0.8 million, primarily related to depreciation and amortization of $0.3 million, stock-based compensation of $0.2 million and write-downs of inventory of $0.2 million. Our accounts receivable and inventory increased $0.4 million and $0.7 million, respectively. The increase in accounts receivable is due to higher revenue during the three months ended December 31, 2011 as compared to the three months ended September 30, 2011. Inventory has grown in anticipation of increased sales and demand during the balance of fiscal 2012. Accounts payable and accrued expenses increased $0.4 million due to increased inventory and the timing of payments.

Cash provided by operating activities was $1.4 million for the three months ended December 31, 2010. During the three months ended December 31, 2010, we had net income of $1.6 million, which included non-cash charges of approximately $0.6 million, primarily related to depreciation and amortization of $0.3 million, stock-based compensation of $0.2 million and write-downs of inventory of $0.1 million. Our accounts receivable decreased $0.6 million while our inventory increased $0.6 million. The decrease in accounts receivable was due to lower revenue during the three months ended December 31, 2010 as compared to the three months ended September 30, 2010. Inventory had grown due to the timing of plasma purchases. Accounts payable and accrued expenses decreased $1.2 million due to the payment of year-end accruals.

Investing Cash Flows

Cash used in investing activities was $0.1 million in the three months ended December 31, 2011, as compared to cash used in investing activities of $1.2 million for the three months ended December 31, 2010. During the three months ended December 31, 2011, we spent $0.1 million on routine capital expenditures. During the three months ended December 31, 2010, we invested in equipment and were in the process of building out additional laboratory space at our Milford facility. Of the $1.2 million of equipment purchases, $0.7 million was purchased during fiscal 2010, but paid for during the three months ended December 31, 2010.

Financing Cash Flows

Cash provided by financing activities was $0.4 million in the three months ended December 31, 2011 compared to cash used in financing activities of $0.1 million in the three months ended December 31, 2010. During the three months ended December 31, 2011, we received $0.5 million of proceeds from the exercise of stock options. This was partially offset by $0.1 million of payments of tax withholding on vested restricted stock. During the three months ended December 31, 2010, we spent $0.2 million to obtain a loan agreement. This was partially offset by $0.1 million of proceeds from the exercise of stock options by employees.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2011, we were not party to any off-balance sheet arrangements.

Debt

As of both December 31, 2011 and September 30, 2011, we had debt of less than $0.1 million comprised of various capital leases.

On December 30, 2010, we entered into a secured Loan Agreement with Middlesex Savings Bank and Commerce Bank and Trust Company. The Loan Agreement provides us with senior secured credit facilities in the aggregate amount of $20.0 million. The credit facilities consist of:  a $5.0 million revolving credit facility, which provides both for the making of revolving loans and the issuance of letters of credit, subject to certain conditions as set forth in the Loan Agreement; and a $15.0 million term loan facility, which allows us to borrow up to four separate term loans prior to February 29, 2012, subject to certain conditions and limits as set forth in the Loan Agreement. Currently it is our intention to renew the loan.

The proceeds of the revolving credit facility may be used by us for working capital and general corporate purposes (excluding the financing of acquisitions). Availability under the revolving credit facility is governed by a borrowing base, which at any time is equal to the sum of the applicable percentages of our eligible accounts receivable and eligible inventory. As of December 31, 2011, $5.0 million was available for borrowing under the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed, subject to continued compliance with the Loan Agreement.  The revolving credit facility will terminate on, and we must repay all outstanding revolving credit loans no later than, February 29, 2012.

All revolving loans bear interest at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. Interest on the revolving loans is payable monthly in arrears. The effective interest rate for revolving loans as of December 31, 2011 was 3.75% per annum. As of December 31, 2011, no revolving loans were outstanding and only a letter of credit of less than $0.1 million was outstanding under the revolving credit facility.

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

All term loans bear interest prior to February 29, 2012 at a rate per annum equal to the prime rate as set by Middlesex Savings Bank plus 0.50% per annum, with a floor of 3.49% per annum. During the five-year period from and after February 29, 2012, all term loans bear interest at a rate per annum (determined once on such date and applicable for the duration of such period) equal to the five-year Treasury rate plus 3.00% per annum, with a floor of 5.49% per annum.  All term loans bear interest during the period from and after such five-year period until the final term loan maturity date at a rate per annum equal to the two-year Treasury rate plus 3.50% per annum, with a floor of 5.49% per annum. Interest on the term loans is payable monthly in arrears. The effective interest rate for term loans as of December 31, 2011 was 3.75% per annum. There were no amounts outstanding as of December 31, 2011 under the term loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk. As of December 31, 2011, our only assets and liabilities subject to risks from interest rate changes were cash and cash equivalents of $19.5 million, which were held by financial institutions or invested in federal government agency or government-sponsored enterprise securities in order to limit the amount of credit exposure. A one-percentage point change in interest rates affecting the Company’s cash and cash equivalents would change interest by approximately $0.2 million.

Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because all international sales are denominated in U.S. dollars.

We were not a party to any derivative financial instruments at December 31, 2011.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded no such changes during the quarter ended December 31, 2011 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

With respect to the three months ended December 31, 2011, the information required in response to this Item is set forth in note 4 of the notes to our financial statements included in this report, and such information is hereby incorporated herein by reference.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to shares of our common stock that we repurchased during the three months ended December 31, 2011:

Period,	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 1, 2011 - October 31, 2011	-	-	-	-
November 1, 2011 - November 30, 2011	-	-	-	-
December 1, 2011 - December 31, 2011	20,070	2.92	-	-

Total	20,070	2.92	-	-

 (1) 20,070 unrestricted shares of our common stock were surrendered in satisfaction of tax withholding obligations.

Item 5. Other Information

Our board of directors has not yet established a record date or meeting date for our 2012 annual meeting of stockholders.  We will disclose the record date and meeting date after they are determined by our board.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed or furnished as a part of this report.

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
February 10, 2012

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

101
 Interactive Data Files regarding (a) our Balance Sheets as of December 31, 2011 and September 30, 2011, (b) our Statements of Operations for the Three Months Ended December 31, 2011 and 2010, (c) our Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 and (d) the Notes to such Financial Statements.
X